Form 10-K
period 2013-12-31
Steadfast Apartment REIT, Inc.
filed 2014-03-21
CIK 1585219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-191049

STEADFAST APARTMENT REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4769184
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18100 Von Karman Avenue, Suite 500
Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

(949) 852-0700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $15.00 per share, with discounts available for certain categories of purchasers. The registrant was formed on August 22, 2013, and commenced its initial public offering on December 30, 2013.

As of March 14, 2014, there were 182,363 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this annual report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•                       the fact that we have no operating history;

•                       our ability to raise proceeds in our initial public offering;

•                       our ability to effectively deploy the proceeds raised in our initial public offering;

•                       changes in economic conditions generally and the real estate and debt markets specifically;

•                       our ability to successfully identify and acquire multifamily properties on terms that are favorable to us;

•                       our ability to secure resident leases for our multifamily properties at favorable rental rates;

•                       risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•                       the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•                       our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•                       legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•                       the availability of capital;

•                       changes in interest rates; and

•                       changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.

i

PART I

ITEM 1.                                                BUSINESS

Overview

Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.  Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership formed on August 27, 2013, which we refer to as our “operating partnership.” We are the general partner of our operating partnership and our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, is the sole limited partner of our operating partnership. We did not own any real properties or real estate related assets as of December 31, 2013.

On December 30, 2013, the Securities and Exchange Commission, or the SEC, declared effective our registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We commenced our initial public offering on December 30, 2013. We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, offering proceeds are held in an escrow account until we meet the minimum offering amount of $2,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of March 14, 2014, we had sold 182,363 shares of common stock in our public offering for gross proceeds of $2,475,829. We had not sold any shares of common stock in our initial public offering as of December 31, 2013.  We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, or the advisory agreement, by and among us, our operating partnership and our advisor.  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We have retained Steadfast Capital Markets Group, LLC, or the dealer manager, our affiliate, to serve as the dealer manager for our ongoing public offering. The dealer manager is responsible for marketing our shares of common stock being offered pursuant to our ongoing public offering. The advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

Our Structure

Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, our chairman and chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as a Steadfast Companies affiliate and collectively as Steadfast Companies affiliates.The chart below shows the relationships among our company and various Steadfast Companies affiliates.

Ana Marie del Rio
Manager/Member
Rodney F. Emery
Manager/Member
Dinesh K. Davar
Manager/Member
7%
86%
7%
Steadfast REIT Holdings, LLC
75%
Crossroads Capital
Group, LLC[2]
25%
100%
Steadfast REIT
Investments, LLC
Sponsor
Crossroads Capital
Advisors, LLC
100%
100%
Advisory
Services
Agreement
Steadfast Capital Markets
Group, LLC
Dealer Manager
Steadfast Apartment
Advisor, LLC
Advisor
Common
Stock
Dealer
Manager
Agreement
Advisory
Agreement
Convertible
Stock
General Public
(Common
Stockholders)
Steadfast Apartment
REIT, Inc.
Steadfast Apartment
REIT Limited
Partner, LLC
General Partner[1]
Limited Partner Interest
Steadfast Apartment REIT Operating
Partnership, L.P.
(Real Properties & Real Estate Related Assets)

(1)              We are the general partner of our operating partnership. As we accept subscriptions for shares of our common stock, we will transfer substantially all of the net offering proceeds to our operating partnership in exchange for partnership interests and our percentage ownership in our operating partnership will increase proportionally.

(2)              Crossroads Capital Group, LLC’s percentage interest in our sponsor is contingent upon a net increase in book capitalization (as defined in our sponsor’s limited liability company agreement).

Objectives and Strategies

Our investment objectives are to:

•                       realize capital appreciation in the value of our investments over the long term; and

•                       pay attractive and stable cash distributions to stockholders.

We intend to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We expect that a majority of our portfolio will consist of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue, intended to provide a potential source of stable income to investors. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. With respect to approximately 30% to 40% of our portfolio, we intend to execute a “value-enhancement” strategy whereby we will acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. In all cases, we intend to improve the performance of our properties upon purchase by instituting superior operational standards and improved management practices. Criteria for targeted markets include high employment rates with strong anticipated job growth, limited competitive inventory, positive demographic trends, and proximity to major employment centers. Although our primary focus will be the acquisition of multifamily properties, we may also selectively acquire debt collateralized by multifamily properties and securities of other companies owning multifamily properties, which we collectively refer to as “real estate-related assets.”

Leverage

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings will be reviewed by our board of directors at least quarterly.  As of December 31, 2013, we had no outstanding indebtedness.

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Competition

We are subject to significant competition in seeking real estate investments and residents. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multi-family homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.

We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, a real estate investment trust with similar investment objectives as us that is sponsored by our sponsor. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT currently has offering proceeds remaining to invest in real estate assets and may reinvest any proceeds from a sale of assets. Additionally, Steadfast Income REIT may engage in future public offerings to raise capital to acquire additional multifamily properties. Although Steadfast Income REIT is the only investment program currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns that the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with the taxable year ending December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC.  We are not incorporating our website or any information from the website into this annual report.  The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC.  Access to these filings is free of charge.

ITEM 1A.                                       RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. References to “shares” and “our common stock” refer to the shares of common stock of Steadfast Apartment REIT, Inc.

General Investment Risks

We have no prior operating history, and there is no assurance that we will achieve our investment objectives.

We and our advisor are newly formed entities with no prior operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It will therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors can amend, suspend, or terminate our share repurchase plan upon 30 days’ notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you should purchase shares of our common stock only as a long-term investment, and you should be prepared to hold your shares for an indefinite period of time.

You are limited in your ability to have your shares of common stock repurchased pursuant to our share repurchase plan. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid.

Our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. We will repurchase shares of our common stock pursuant to our share repurchase plan at a discount from the current offering price per share of our common stock based upon how long such shares have been held. Following the date we publish an estimated value per share of our common stock, shares will be repurchased at a price based upon such estimated value per share. Due to the fact that the per share amount paid by us to repurchase shares will typically exceed the net proceeds we received in connection with the sale of such shares, the repurchase of shares pursuant to our share repurchase plan will have a dilutive effect on our existing stockholders.

Our share repurchase plan contains certain limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase plan limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase plan and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase plan, you may be forced to do so at a discount to the purchase price you paid for your shares.

The amount of distributions we make is uncertain. If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and your overall return may be reduced.

Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. If we fund distributions from financings or the net proceeds of our initial public offering, we will have fewer funds available for investment in properties than if our distributions came solely from cash flow from operations and your overall return may be reduced. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions, but we may determine to use net proceeds of our initial public offering when borrowings are not available or if our board of directors determines it is appropriate to do so. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. We may also fund such distributions with the deferral by our advisor, in its sole discretion, of fees payable under the advisory agreement. New investors will be diluted to the extent that we make distributions in excess of our current and accumulated earnings and profits prior to the time that such investors acquire shares of our common stock.

In addition, if the aggregate amount of cash we distribute to stockholders in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) a gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

Our success is dependent on the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. The failure to achieve a sustained economic recovery or a renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition and ability to pay distributions to our stockholders could also suffer.

We will pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager, for our initial public offering. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and reduce cash available for investment.

A portion of the offering price from the sale of our shares in our ongoing initial public offering will be used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, the full offering price paid by stockholders will not be invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we are unable to raise substantial funds in our initial public offering, we will be limited in the number and type of investments we may make, which could negatively impact your investment.

Our initial public offering is being made on a “best efforts” basis. Therefore, the broker-dealers participating in our initial public offering are only required to use their best efforts to sell shares of our common stock, have no firm commitment or obligation to purchase any of the shares of our common stock and may choose to emphasize other REIT products over our offering. If we raise substantially less than the maximum offering amount in our initial public offering, we will make fewer investments, resulting in less diversification in terms of the number of investments we own, the geographic regions in which our properties are located and the types of investments that we make. Further, it is likely that in our early stages of growth we may not be able to achieve portfolio diversification consistent with our longer-term investment strategy, increasing the likelihood that any single investment’s poor performance would materially affect our overall investment performance. Our inability to raise substantial funds and make investments would also increase our fixed operating expenses as a percentage of gross income. Each of these factors could have an adverse effect on our financial condition and ability to make distributions to our stockholders.

Non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA, the SEC and certain States. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-listed REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

Our securities, like other non-listed REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the States and the Financial Industry Regulatory Authority, Inc., or FINRA, impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

Recently, FINRA and certain States have initiated investigations of broker-dealers with respect to the sales practices related to the sale of shares of non-listed REITs. FINRA has proposed and is expected to adopt new rules that may significantly affect the manner in which non-listed REITs, such as our company, raise capital. These rules may cause a negative impact on our ability to achieve our business plan and to successfully sell shares in our offering.

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-listed REITs, and accordingly we may face increased difficulties in raising capital in our initial public offering. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our investments. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.

We may not provide stockholders with an estimated value per share of our common stock until 18 months after completion of our offering stage. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our initial public offering.

We are required to publicly disclose an estimated value per share of our common stock within 18 months after the termination of our offering stage, or such earlier time as required by any regulatory requirement regarding the timing of a valuation. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our initial public offering. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts selected by our advisor. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.

Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold them for an indefinite period of time.

In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within five years after the completion of our offering stage; however the timing of any such event will be significantly dependent upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, you should be prepared to hold them for an indefinite period of time.

The percentage of our organizational and offering costs as a percentage of gross offering proceeds may be higher if we raise less than the maximum offering amount in our initial public offering.

We reimburse our advisor for organization and offering costs it may incur on our behalf, but only to the extent that the reimbursement would not cause the sales commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of the gross proceeds from the primary offering as of the date of the reimbursement. We estimate that our organizational and offering costs will be approximately 1.9% of gross offering proceeds if we raise the maximum of $1,000,000,000 in the primary offering. If we raise less than the maximum offering amount, our organizational and offering costs as a percentage of gross offering proceeds will likely increase from these estimates and the percentage of offering proceeds available for investment will decrease accordingly. Additionally, the percentages expressed above are only estimates and there is no guaranty that we will not incur organizational and offering costs in excess of such estimates. To the extent that our organizational and offering expenses are greater than anticipated, the amount of offering proceeds available for investment will be reduced which may have an adverse effect on our results of operations and our ability to pay distributions to our stockholders.

If we internalize our management functions, we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and hire our advisor’s personnel. Pursuant to the advisory agreement, we are not allowed to solicit or hire any of our advisor’s personnel without our advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our funds from operations would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing multifamily properties could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of the date of this annual report, we have not identified any properties that we will purchase with the proceeds of our initial public offering. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into suitable investments.

Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.

United States and global financial markets have experienced extreme volatility and disruption in recent years. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”

Events in U.S. financial markets have had, and may continue to have, a negative impact on the terms and availability of credit, which could have an adverse effect on our business and our results of operations.

The failure of large U.S. financial institutions in 2009 and the resulting turmoil in the U.S. financial sector had a negative impact on the terms and availability of credit within the United States. The tightening of the U.S. credit markets resulted in a lack of adequate credit. Some lenders continue to impose more stringent restrictions on the terms of credit, including shorter terms and more conservative loan-to-value underwriting than was previously customary. The negative impact of the tightening credit markets may limit our ability to finance the acquisition of properties on favorable terms, if at all, and may result in increased financing costs or financing with increasingly restrictive covenants.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our real estate will be adversely affected.

The net proceeds of our initial public offering will be used for investments in properties and for payment of operating expenses, various fees and other expenses. During the initial stages of our public offering, we may not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our multifamily properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our charter provides that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted (prospectively or retroactively) by our board of directors. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the existing holders of our common stock.

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are classified as common stock with a par value of $0.01 per share, 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, and 1,000 shares are classified as convertible stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Your investment will be diluted upon conversion of the convertible stock.

We have issued 1,000 shares of our convertible stock to our advisor for an aggregate purchase price of $1,000. Under limited circumstances, each outstanding share of our convertible stock may be converted into shares of our common stock, which will have a dilutive effect to our stockholders. Our convertible stock will be converted into shares of common stock if (1) we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer or (3) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). Upon any of these events, each share of convertible stock will be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) our “enterprise value” plus the aggregate value of the distributions paid to date on the then outstanding shares exceeds (ii) the aggregate purchase price paid by stockholders for those outstanding shares plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the shares, divided by (B) our enterprise value divided by the number of outstanding shares of our common stock on an as-converted basis as of the date of conversion. In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be redeemed by us for $1.00. Upon the issuance of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.

We may grant stock-based awards to our directors, employees and consultants pursuant to our long-term incentive plan, which will have a dilutive effect on your investment in us.

Our board of directors has adopted a long-term incentive plan, pursuant to which we are authorized to grant restricted stock, stock options, restricted or deferred stock units, performance awards or other stock-based awards to directors, employees and consultants selected by our board of directors for participation in the plan. We currently intend only to issue awards of restricted stock to our independent directors under our long-term incentive plan. If we issue additional stock-based awards to eligible participants under our long-term incentive plan, the issuance of these stock-based awards will dilute your investment in our shares of common stock.

Certain features of our long-term incentive plan could have a dilutive effect on your investment in us, including (1) a lack of annual award limits, individually or in the aggregate (subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan), (2) the fact that the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan is not tied to the amount of proceeds raised in our public offering and (3)

share counting procedures which provide that shares subject to certain awards, including, without limitation, substitute awards granted by us to employees of another entity in connection with our merger or consolidation with such company or shares subject to outstanding awards of another company assumed by us in connection with our merger or consolidation with such company, are not subject to the limit on the maximum number of shares which may be issued pursuant to awards granted under the plan.

The conversion of the convertible stock held by our advisor due upon termination of the advisory agreement and the voting rights granted to the holder of our convertible stock may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.

If we engage in a merger in which we are not the surviving entity or our advisory agreement is terminated without cause, an affiliate of our sponsor may be entitled to conversion of the shares of our convertible stock it holds and to require that we purchase all or a portion of the limited partnership interests in our operating partnership that it holds at any time thereafter for cash or our common stock. The existence of this convertible stock may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.

The affirmative vote of two-thirds of the outstanding shares of convertible stock, voting as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our convertible stock (except for changes that do not materially and adversely affect the holders of the convertible stock). In the event that we propose to merge with or into another entity, including another REIT, our advisor could, by exercising these voting rights, determine whether or not we are able to complete the proposed transaction. By voting against a proposed merger, our advisor could prevent us from effecting the merger, even if the merger otherwise would have been in the best interests of our stockholders.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Future limited partners in our operating partnership may have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

We may change our targeted investments and investment guidelines without our stockholders’ consent.

Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. Our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•            limitations on capital structure;

•            restrictions on specified investments;

•            prohibitions on transactions with affiliates; and

•            compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We expect that most of our assets will be held through wholly or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property.

In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of “investment company” under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for the exception from the definition of investment company provided by Section 3(c)(6). Although the SEC or its staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we nor any of our subsidiaries, including our operating partnership, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

We depend on our advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our advisor, our business could suffer.

Our ability to achieve our investment objectives is dependent upon the performance of our advisor and, to a significant degree, upon the continued contributions of certain of the key personnel of our advisor, each of whom would be difficult to replace. We currently do not have key man life insurance on any of our advisor’s personnel. If our advisor were to lose the benefit of the experience, efforts and abilities of any these individuals, our operating results could suffer.

Our advisor and its affiliates, including our officers and our affiliated directors, will face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•            public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and allow our advisor to earn increased acquisition fees, investment management fees and property management fees;

•            real property sales, since the investment management fees and property management fees payable to our advisor and its affiliates will decrease; and

•            the purchase of assets from our sponsor and its affiliates, which may allow our advisor or its affiliates to earn additional acquisition fees, investment management fees and property management fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee in connection with such transactions. Certain potential acquisition fees, investment management fees and property management fees will be paid irrespective of the quality of the underlying real estate or property management services. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest. Our advisor will have considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. This could result in decisions that are not in the best interests of our stockholders.

We may compete with Steadfast Income REIT and other affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete for investment opportunities with Steadfast Income REIT, a public, non-listed REIT sponsored by our sponsor that also focuses its investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT is no longer publicly offering its shares of common stock, Steadfast Income REIT may have offering proceeds remaining to invest at the time our offering commences or may reinvest any proceeds from a sale of assets or raise additional funds available for investment. Although Steadfast Income REIT is the only investment program currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we do.

Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Income REIT. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, the amount of proceeds raised in our initial public offering and our advisor’s ability to locate and acquire investments that meet our investment objectives. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.

In addition, we may compete with affiliates of our advisor for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor may have conflicting fiduciary obligations if we acquire assets from affiliates of our sponsor or enter into joint ventures with affiliates of our sponsor. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, our sponsor or its affiliates or through a joint venture with affiliates of our sponsor. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Because other real estate programs sponsored by our sponsor and offered through our dealer manager may conduct offerings concurrently with our initial public offering, our sponsor and dealer manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Steadfast Capital Markets Group, the affiliated dealer manager of our sponsor and the dealer manager for our initial public offering, served as the dealer manager for Steadfast Income REIT’s public offering. Other future programs that our sponsor may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our initial public offering. As a result, our sponsor and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsor generally seeks to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsor will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

Risks Related To Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

Our investments in multifamily properties will be subject to risks generally attributable to the ownership of real property, including:

•            changes in global, national, regional or local economic, demographic or real estate market conditions;

•            changes in supply of or demand for similar properties in an area;

•            increased competition for real property investments targeted by our investment strategy;

•            bankruptcies, financial difficulties or lease defaults by our residents;

•            changes in interest rates and availability of financing;

•            changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;

•            competition from other residential properties;

•            the inability or unwillingness of residents to pay rent increases;

•            changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;

•            the severe curtailment of liquidity for certain real estate related assets; and

•            rent restrictions due to government program requirements.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.

We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of multifamily properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the multifamily properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our multifamily properties decreases, we may be forced to dispose of the properties at a price lower than the price we paid to acquire our properties, which could adversely impact the results of our operations and our ability to make distributions and return capital to our investors.

A concentration of our investments in the apartment sector or a particular state or region may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.

We expect to concentrate our investments in the apartment sector. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the apartment sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments. If our investments are concentrated in a particular state or geographic region, and such state or geographic region experiences economic difficulty disproportionate to the nation as a whole, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, could be more pronounced than if we had more fully diversified our investments geographically.

We depend on residents for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the residents of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

In order to attract residents, we may be required to expend funds for capital improvements and apartment renovations when residents do not renew their leases or otherwise vacate their apartment homes. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

A property that experiences significant vacancy could be difficult to sell or re-lease.

A property may experience significant vacancy through the eviction of residents and/or the expiration of leases. Certain of the multifamily properties we acquire may have some level of vacancy at the time of our acquisition of the property and we may have difficulty obtaining new residents. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the leases of such property.

We will compete with numerous other persons and entities for multifamily properties.

We will compete with numerous other persons and entities in acquiring multifamily properties. These persons and entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire multifamily properties on favorable terms, if at all. These factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Competition from other apartment communities and housing alternatives for residents could reduce our profitability and the return on your investment.

The apartment sector is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. These competitors may have greater experience and financial resources than us giving them an advantage in attracting residents to their properties. For example, our competitors may be willing to offer apartments at rental rates below our rates, causing us to lose existing or potential residents and pressuring us to reduce our rental rates to retain existing residents or convince new residents to lease space at our properties. Overbuilding of apartment communities may also occur. If so, this will increase the number of apartment homes available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

Furthermore, apartment communities we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multi-family homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy caused by historically low mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.

Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.

For 30% to 40% of our portfolio, we intend to execute a “value-enhancement” strategy whereby we will acquire under-managed assets in high-demand neighborhoods, invest additional capital, and reposition the properties to increase both average rental rates and resale value. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

Multifamily properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Multifamily properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property.

Additionally, we may be required to expend funds to correct defects or to make improvements before a real property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment homes or increase or maintain rents.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased construction of similar properties that compete with our apartment communities in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire apartment communities in locations which experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

•            make it more difficult for us to find residents to lease apartment homes in our apartment communities;

•            force us to lower our rental prices in order to lease apartment homes in our apartment communities; or

•            substantially reduce our revenues and cash available for distribution to our stockholders.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•            the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•            that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•            that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•            the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•            that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•            the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•            the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse may be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Our multifamily properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our multifamily properties are subject to real and personal property taxes, as well as excise taxes, that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. As the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or costly premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our multifamily properties against casualty losses. The nature of the activities at certain properties we may acquire, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, tornadoes, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our properties, we may be exposed to these costs in connection with such regulations. The cost of defending against environmental claims, any damages or fines we must pay, compliance with environmental regulatory requirements or remediating any contaminated real property could materially and adversely affect our business and results of operations, lower the value of our assets and, consequently, lower the amounts available for distribution to our stockholders.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the ADA to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as residents, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

To the extent we invest in age-restricted communities, we may incur liability by failing to comply with the Housing for Older Persons Act, or HOPA, the Fair Housing Act, or FHA, or certain state regulations, which may affect cash available for distribution to our stockholders.

To the extent we invest in age-restricted communities, any such properties must comply with the FHA and HOPA. The FHA generally prohibits age-based housing discrimination; however certain exceptions exist for housing developments that qualify as housing for older persons. HOPA provides the legal requirements for such housing developments. In order for housing to qualify as housing for older persons, HOPA requires (1) all residents of such developments to be at least 62 years of age or (2) that at least 80% of the occupied apartment homes are occupied by at least one person who is at least 55 years of age and that the housing community publish and adhere to policies and procedures that demonstrate this required intent and comply with rules issued by the United States Department of Housing and Urban Development, or HUD, for verification of occupancy. In addition, certain states require that age-restricted communities register with the state. Noncompliance with the FHA, HOPA or state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation, all of which would reduce the amount of cash available for distribution to our stockholders.

Government housing regulations may limit the opportunities at some of the government-assisted housing properties we invest in, and failure to comply with resident qualification requirements may result in financial penalties or loss of benefits, such as rental revenues paid by government agencies.

To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.

Risks Associated with Real Estate-Related Assets

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the market for real estate-related assets, which may negatively impact our investments in real-estate related assets.

We may invest in real estate-related assets backed by multifamily properties. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have adversely impacted almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Only recently have these markets begun to stabilize. Future instability in the financial markets or weakened economic conditions may negatively impact investments in such real estate-related assets.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions and other factors that impact the commercial real estate underlying the mortgage loans, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels, economic conditions affecting real estate values and other factors that impact the value of the underlying real estate. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties decrease, our risk will increase because of the lower value of the security associated with such loans.

Our investments in real estate-related assets may be illiquid, and we may not be able to reallocate our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related assets that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase would be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to reallocate our portfolio in response to changes in economic and other conditions may be relatively limited.

Risks Associated With Debt Financing

We will incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.

We intend to finance a portion of the purchase price of multifamily properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debt or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

Certain debt levels will cause us to incur higher interest charges, which would result in increased debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will generally be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.

Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

The interest we pay on our debt obligations will reduce our cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distributions and operating policies, and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

The derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and we do not qualify for a statutory safe harbor, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute our stockholders’ equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To maintain our REIT status, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT status.

To maintain our REIT status, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity”.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA, (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•            your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•            your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•            your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•            your investment will not impair the liquidity of the plan or IRA;

•            your investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•            you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•            your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.                                                PROPERTIES

As of December 31, 2013, we did not own any multifamily properties.

Our principal executive offices are located at 18100 Von Karman Avenue, Suite 500, Irvine, CA 92612. Our telephone number, general facsimile number and website address are (949) 852-0700, (949) 852-0143 and http://www.steadfastreits.com, respectively.

ITEM 3.                                               LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

0Table of Contents

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 14, 2014, we had approximately 182,363 shares of common stock outstanding held by a total of 47 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of our outstanding capital stock (which includes common stock and preferred stock we may issue) and more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted (prospectively or retroactively) by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our ongoing initial public offering of common stock, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, our advisor estimated the value of our common stock at $15.00 per share as of December 31, 2013. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our public offering is $15.00 per share. Our advisor has indicated that it intends to use the most recent price paid to acquire a share of our common stock in our ongoing public offering or follow-on public offerings as its estimated per share value of our shares until we have completed our offering stage.

This reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from our assets as of December 31, 2013; and (3) the estimated value does not take into account fees and expenses we pay with respect to our operations.

Distribution Information

We intend to qualify as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2014. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.

We expect to authorize and declare daily distributions that will be aggregated and paid on a monthly basis. We intend to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which we make our first real estate investment. Once we commence paying distributions, we expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The timing and amount of distributions will be determined by our board of directors in its discretion and may vary from time to time. In connection with a distribution to our stockholders, our board of directors will authorize a monthly distribution of a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates. Distributions will begin to accrue on our acceptance of an investor’s subscription for our shares.

Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced.

Pursuant to our distribution reinvestment plan, stockholders may elect to have the cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.

There were no distributions declared or paid during 2013.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

We were initially capitalized with $202,500, which was contributed by our sponsor on September 3, 2013, in exchange for 13,500 shares of our common stock.  On September 3, 2013, our advisor also purchased 1,000 shares of convertible stock for an aggregate purchase price of $1,000. In addition, our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, invested $1,000 in our operating partnership in exchange for its limited partnership interests.  The issuance of our shares of common stock and convertible stock to our affiliates were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Each outstanding share of our convertible stock will convert into the number of shares of our common stock described below if:

•                       we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares;

•                       we list our common stock for trading on a national securities exchange, which we consider to include any major U.S. securities exchange and any foreign securities exchange that provides comparable liquidity to our stockholders; or

•                       our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement).

Upon the occurrence of any of the triggering events described above, each share of convertible stock will be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (1) our “enterprise value” (as determined in accordance with the provisions of our charter) as of the date of the event triggering the conversion plus the total distributions paid to our stockholders through such date on the then outstanding shares of our common stock exceeds (2) the aggregate purchase price paid for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the price paid for those outstanding shares of common stock, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case, as of the date of the event triggering the conversion. In the case of a conversion upon a listing, the number of shares to be issued will not be determined until the 31st trading day after the date of the listing. In the event of a termination or nonrenewal of our advisory agreement for cause, the convertible stock will be redeemed by us for $1.00. “Cause” is defined in our advisory agreement to mean fraud, criminal conduct, willful misconduct, gross negligence or negligent breach of fiduciary duty by our advisor or a material breach of our advisory agreement by our advisor.

The conversion formula will result in the convertible stock converting into a number of shares equal to approximately 15% of our outstanding common stock if the conversion occurs after stockholders have received at least the aggregate purchase price paid for the outstanding shares of our common stock plus an aggregated 6.0% cumulative, non-compounded annual return on the price paid for those outstanding shares.

If the triggering event is the result of a sale of the company or a sale of all of its assets, the convertible stock will convert into a value equal to 15% of the excess of the consideration paid for the company plus the total distributions paid to our stockholders through such date over the aggregate purchase price paid for the outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the price paid for those outstanding shares of common stock.

Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on December 30, 2013.  We are offering up to 66,666,667 shares of our common stock to the public in our primary offering at $15.00 per share and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan at $14.25 per share. As of December 31, 2013, we had not sold any shares of our common stock in our public offering

We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2013, we had not invested in any multifamily properties.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2013 and from the period from August 22, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our results of operations for the period from August 22, 2013 (inception) to December 31, 2013 are not indicative of those expected in future periods. During the period from August 22, 2013 (inception) to December 31, 2013, we had been formed and had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. In general, we expect our results of operations to improve in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

As of December 31, 2013
Balance sheet data
Total assets	$203,500
Total liabilities	86,644
Total stockholders’ equity	116,856

For the Period from August 22, 2013 (Inception) to December 31, 2013
Operating data
Total revenues	$—
Net loss	(86,644)
Loss per common share - basic and diluted	(7.06)
Other data
Cash flows used in operating activities	—
Cash flows used in investing activities	—
Cash flows provided by financing activities	$203,500
Weighted-average number of common shares outstanding, basic and diluted	12,273

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this annual report. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I.

Overview

We were formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.

On December 30, 2013, the SEC declared effective our registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We commenced our initial public offering on December 30, 2013. We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share.  Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, offering proceeds are held in an escrow account until we meet the minimum offering amount of $2,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of March 14, 2014, we had sold 182,363 shares of common stock in our public offering for gross proceeds of $2,475,829. We had not sold any shares of common stock in our initial public offering as of December 31, 2013.  We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. We generally intend to admit stockholders on a daily basis.

Steadfast Apartment Advisor, LLC is our advisor. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.

Substantially all of our business will be conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2014.  As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this annual report and our registration statement and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) the executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Liquidity and Capital Resources

If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and our results of operations will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a public REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding debt. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.

Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs for items, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•                       current cash balances;

•                       proceeds from our initial public offering;

•                       various forms of secured financing;

•                        borrowings under master repurchase agreements;

•                        equity capital from joint venture partners;

•                       proceeds from our distribution reinvestment plan; and

•                       cash from operations.

Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.

Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

We may, but are not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Our lenders also may require working capital reserves.

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations described in our charter, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Cash Flows Used in Operating Activities

We have not yet commenced real estate operations.

Cash Flows Used in Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the period from August 22, 2013 (inception) to December 31, 2013, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders and the issuance of notes payable. During the period from August 22, 2013 (inception) to  December 31, 2013, net cash provided by financing activities was $203,500, which related to our initial capitalization by our sponsor and its affiliates.

Contractual Commitments and Contingencies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2013, we had no outstanding indebtedness.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, within 60 days of the end of the month in which our initial public offering ends, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.

Results of Operations

Overview

We were formed on August 22, 2013 and as of December 31, 2013, we had not begun any real estate operations. The expenses incurred to date are primarily related to the independent director compensation of $74,771 and our portion of our advisor’s overhead of $11,873. Our results of operations for the period from August 22, 2013 (inception) to December 31, 2013 are not indicative of those expected in future periods. We have not yet invested any of the proceeds from our ongoing public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Inflation

Substantially all of our multifamily property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

With respect to other commercial properties, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

As of December 31, 2013, we had not entered into any leases as a lessee.

REIT Compliance

To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

Distributions

We expect to authorize and declare daily distributions that will be aggregated and paid on a monthly basis. We intend to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which we make our first real estate investment. Once we commence paying distributions, we expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. The timing and amount of distributions will be determined by our board of directors in its discretion and may vary from time to time. In connection with a distribution to our stockholders, our board of directors will authorize a monthly distribution of a certain dollar amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates.

Our long-term policy will be to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year.

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

There were no distributions declared or paid during the period from August 22, 2013 (inception) to December 31, 2013:

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 4 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.

Critical Accounting Policies

Below is a discussion of the accounting policies that we believe will be critical once we commence our real estate operations. We consider these policies critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Use of Estimates

The preparation of the consolidated balance sheet in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated balance sheet and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation and Amortization

Real estate costs related to the acquisition, development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	5-25 years
Resident improvements	Shorter of lease term or expected useful life
Resident origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

Real Estate Purchase Price Allocation

We will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs will generally be expensed as incurred.

We will assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows will be based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property will consider the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.

We will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we will estimate the amount of lost rentals using market rates during the expected lease-up periods.

We will amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

We will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. We will amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities will require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss).

Impairment of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.

Rents and Other Receivables

We will periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. We will exercise judgment in establishing these allowances and consider payment history and current credit status of its residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain an allowance for deferred rent receivable related to the straight-lining of rents.

Revenue Recognition

We will lease apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1:                            unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:                            quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3:                            prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, we will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a non-binding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we will establish a fair value by assigning weights to the various valuation sources.

Fair Value of Financial Instruments

The accompanying consolidated balance sheet includes the following financial instruments: cash and cash equivalents and due to affiliates. We consider the carrying value of cash and cash equivalents to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

Accounting for Stock-Based Compensation

We will amortize the fair value of stock-based compensation awards to expense over the vesting period and record any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our initial public offering.

In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of our employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of FINRA.

When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with the taxable year ending December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We will follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

As of December 31, 2013, we had incurred a net operating loss of $86,644.  Any deferred tax asset as a result of our net operating loss has been fully reserved because it is more likely than not that it will never be realized.

Subsequent Events

Status of Our Offering

We commenced our public offering on December 30, 2013. As of March 14, 2014, we had sold 182,363 shares of common stock in our public offering for gross proceeds of $2,475,829.

Issuance of Restricted Stock to Our Independent Directors

Pursuant to our independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in our public offering, each of our three independent directors, Thomas Purcell, G. Brian Christie, and Kerry Vandell, received a grant of 3,333 shares of our restricted common stock. The shares of restricted common stock vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of our company.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We intend to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We intend to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2013, we had no outstanding indebtedness and therefore were not subject to interest rate risk.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	63	Chairman of the Board and Chief Executive Officer
Ella Shaw Neyland	59	Affiliated Director and President
Kevin J. Keating	51	Treasurer
Ana Marie del Rio	59	Secretary
G. Brian Christie	67	Independent Director
Thomas H. Purcell	63	Independent Director
Kerry D. Vandell	67	Independent Director

Rodney F. Emery has served as our Chairman of the Board since August 2013 and as our Chief Executive Officer since September 2013. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Income REIT, positions he has held since its inception in May 2009. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Steadfast Capital Markets Group. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.

Our board of directors, excluding Mr. Emery, has determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.

Ella Shaw Neyland, has served as our President since September 2013 and an affiliated director since August 2013. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and she served as an independent director of Steadfast Income REIT from October 2011 to September 2012. Ms. Neyland was a founder of Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, LTD, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.

Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland is qualified to serve as one of our directors due to Ms. Neyland’s prior service as a director and as chief financial officer.

Kerry D. Vandell has served as one of our independent directors since August 2013. Dr. Vandell also serves as an independent director of Steadfast Income REIT, a position he has held since October 2012. Dr. Vandell currently serves as the Dean’s Professor of Finance and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for consulting firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.

Our board of directors, excluding Dr. Vandell, has determined that Dr. Vandell is qualified to serve as one of our directors due to Dr. Vandell’s prior position as a finance professor and his real estate program experience.

G. Brian Christie has served as one of our independent directors since August 2013. Mr. Christie has practiced as an attorney in the real estate, corporate and banking fields since 1979. Mr. Christie currently serves as a principal of Christie Law Firm, a position he has held since 2005. From 1998 to 2005, Mr. Christie served as Chief Executive Officer of Liti Holographics, Inc., a 3-D optical technology company. From 1992 to 1997, Mr. Christie served as a Director, Executive Vice President and General Counsel of ARV Assisted Living, Inc., or ARV, a company which acquired, developed and operated multifamily apartments, senior apartments and assisted living apartments. While at ARV, Mr. Christie played an integral role in the listing of ARV on NASDAQ. Prior to joining ARV, Mr. Christie was a partner at the law firm of Good, Wildman, Hegness and Walley. Mr. Christie received a Bachelor of Arts from Calvary Bible College, a Master of Theology from Dallas Theological Seminary and a Juris Doctor from the University of Texas Law School. Mr. Christie is a member of the State Bar of California and the American Bar Association. Mr. Christie is also a licensed Real Estate Broker in the State of California.

Our board of directors, excluding Mr. Christie, has determined that Mr. Christie is qualified to serve as one of our directors due to Mr. Christie’s prior experience as a director and officer in the multifamily industry.

Thomas H. Purcell has served as one of our independent directors since August 2013. Mr. Purcell has been actively involved in the real estate development business since 1972. Since September 2009, Mr. Purcell has served as Chairman and Chief Executive Officer of the Curci Companies, a real estate investment company that owns and manages office, industrial and retail property throughout the western United States. From April 1998 to August 2009, Mr. Purcell was Co-Founder and President of Spring Creek Investors, LLC, a private equity capital business focused on real estate development. From 1996 to 1998, Mr. Purcell served as President of Diversified Shopping Centers, where he developed and managed neighborhood and community shopping centers. From 1977 to 1996, Mr. Purcell was Co-Founder and President of a shopping center development business that developed and renovated over four million square feet of retail shopping centers. Prior to 1977, Mr. Purcell was employed at a shopping center development company where he headed the development and construction management team and served as the controller. Since 2007, Mr. Purcell has been a board member of Bixby Land Company, a private industrial REIT, where he also chairs the investment committee and is a member of the audit and compensation committees. Mr. Purcell is a member of the International Council of Shopping Centers, or ICSC, and previously served as Western Division Vice President and on the Board of Trustees and Executive Committee of ICSC and was a trustee of the ICSC Educational Foundation. He formerly served as a board member of the California Business Properties Association and an advisory board member of Buchanan Street Partners and Western National Realty Fund. Mr. Purcell received a Bachelor of Science in Finance from the University of Southern California.

Our board of directors, excluding Mr. Purcell, has determined that Mr. Purcell is qualified to serve as one of our directors due to Mr. Purcell’s prior experience as an executive of real estate investment and development companies.

Kevin J. Keating has served as our Treasurer and the Chief Accounting Officer of our advisor since September 2013, where he focuses on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating also serves as Treasurer of Steadfast Income REIT, a position he has held since April 2011. Mr. Keating served as the controller of Steadfast Income REIT from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO, USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young, LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.

Ana Marie del Rio has served as our Secretary since September 2013. Ms. Del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. and risk management in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-

family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.

The Audit Committee

Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The members of the audit committee are G. Brian Christie, Thomas H. Purcell and Kerry D. Vandell.  All of the members of the audit committee are “independent” as defined by our charter.  Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or “NYSE,” or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE.  All members of the audit committee have significant financial and/or accounting experience.  Our board of directors has determined that Dr. Vandell satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”

Investment Committee

Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, G. Brian Christie and Thomas H. Purcell, with Mr. Emery serving as the chairman of the investment committee.

With respect to investments, the investment committee has the authority to approve all acquisitions, developments and dispositions of real estate and real estate-related assets consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our total assets as of the date of investment.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.

ITEM 11.                                        EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers.  We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers.  As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation and Discussion Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Four of our executive officers, Messrs. Rodney F. Emery and Kevin Keating and Mses. Ana Marie del Rio and Ella Neyland, manage, control or are affiliated with our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash in 2013	Total
G. Brian Christie(1)	$23,728	$23,728
Thomas H. Purcell(1)	23,728	23,728
Kerry D. Vandell(1)	27,315	27,315
Ella Shaw Neyland(2)		—
Rodney F. Emery(2)		—

(1)                     Independent Directors.

(2)                     Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

Cash Compensation

We will pay each of our independent directors:

•                       an annual retainer of $55,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•                       $2,500 for each in-person board of directors meeting attended;

•                       $1,500 for each in-person committee meeting attended; and

•                       $1,000 for each teleconference meeting of the board of directors or committee.

Equity Plan Compensation

Our board has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors is entitled to receive 3,333 shares of restricted common stock once we have raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive 1,666 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control. As of December 31, 2013, we had not issued any restricted common stock pursuant to our independent directors’ compensation plan because we had not yet raised the minimum offering amount in our initial public offering.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,000,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,000,000

Security Ownership of Certain Beneficial Owners

The following table shows, as of March 14, 2014, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(1)(3)	32,019	17.6%
G. Brian Christie(1)	3,333	1.8%
Thomas H. Purcell(1)	7,037	3.9%
Kerry D. Vandell(1)	3,333	1.8%
Ella Shaw Neyland(1)	370	*
Kevin J. Keating(1)	—	*
Ana Marie del Rio(1)	2,593	1.4%
Knute C. Albrecht(4)	10,000	5.5%
Armour Holdings LLC(5)	18,519	10.2%
White Family Trust(6)	37,037	20.3%
All officers and directors as a group	48,685	26.7%

*                 Less than 1% of the outstanding common stock.

(1)              The address of each named beneficial owner is c/o Steadfast Income REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.

(2)              None of the shares are pledged as security.

(3)              Includes 13,500 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

(4)              The address for Mr. Knute C. Albrecht is 8 San Gabriel Lane, Palm Coast, Florida, 32137.

(5)              Armour Holdings LLC is indirectly controlled by Mr. Jeffrey B. Armour. The address for Armour Holdings LLC is 20320 SW Birch Street, Suite 4110, Newport Beach, California, 92660.

(6)              The address for the White Family Trust is 4080 Aloalii Drive, Princeville, Hawaii, 96722

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

The following describes all transactions during the period from August 22, 2013 (inception) to December 31, 2013 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 4 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

On September 3, 2013, our sponsor, Steadfast REIT Investments, LLC, purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer.  On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  As of December 31, 2013, our  advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, or limited partner, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.

Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange, or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be redeemed by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.

Our Relationships with our Advisor and our Sponsor

Steadfast Apartment Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Group, LLC, or Crossroads Capital Group, currently owns a 25% membership interest in our sponsor that will increase upon a net increase in our book capitalization.  Pursuant to the Second Amended and Restated Operating Agreement of our sponsor, effective as of May 31, 2011, as amended, all distributions to Crossroads Capital Group are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.  Mr. Shepherdson, Vice President of our advisor, serves as a Manager of Crossroads Capital Advisors, LLC, a subsidiary of Crossroads Capital Group, which we refer to as “Crossroads Capital Advisors.”

All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.

We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2014, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

Services provided by our advisor under the terms of the advisory agreement include the following:

•                       finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•                       making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•                       structuring the terms and conditions of our investments, sales and joint ventures;

•                       acquiring investments on our behalf in compliance with our investment objectives and policies;

•                       sourcing and structuring our loan originations;

•                       arranging for financing and refinancing of investments;

•                       entering into service agreements for our loans;

•                       supervising and evaluating each loan servicer’s and property manager’s performance;

•                       reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;

•                       entering into leases and service contracts for our properties;

•                       assisting us in obtaining insurance;

•                       generating our annual budget;

•                       reviewing and analyzing financial information for each of our assets and our overall investment portfolio;

•                       formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;

•                       performing investor relations services;

•                       preparing all marketing materials to be used in our public offering;

•                       coordinating bona fide due diligence in connection with our public offering;

•                       maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•                       engaging and supervising the performance of our agents, including our registrar and transfer agent;

•                       performing services for us in connection with a listing of our shares on a securities exchange or a sale or merger of our company; and

•                       performing any other services reasonably requested by us.

The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties. Our advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides advisory services to us on behalf of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•                       We will pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from August 22, 2013 (inception) to December 31, 2013, we did not incur any acquisition fees.

•                       We will pay our advisor a monthly investment management fee in an amount equal to one-twelfth of 0.50% of the cost of our investments in properties and real estate-related assets until the aggregate cost of our investments in properties and real estated-related assets equals $300,000,000. Thereafter, we will pay our advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in properties and real estate-related assets. For the period from August 22, 2013 (inception) to December 31, 2013, we did not incur any investment management fees to our advisor.

•                       We will pay our advisor a disposition fee up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from August 22, 2013 (inception) to December 31, 2013, we did not incur any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•                       We will reimburse our advisor and its affiliates for organization and offering expenses, for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offering.  Any such reimbursement will not exceed actual expenses incurred by our advisor.  After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the period from August 22, 2013 (inception) to December 31, 2013, we did not reimburse our advisor for any organization and offering expenses. As of December 31, 2013, our advisor and its affiliates have incurred organization and offering costs of $1,264,275, none of which are recorded in our financial statements as of December 31, 2013 because such costs only become a liability of ours when shares are sold and selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•                       Subject to the 2%/25% guideline discussed below, we will reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent, employee costs, utilities and IT costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. As of December 31, 2013, our advisor and its affiliates have incurred administrative costs of $11,873, all of which remain payable and are recorded in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2013.

•                       We will reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the period from August 22, 2013 (inception) to December 31, 2013, we did not reimburse our advisor for any acquisition expenses.

2%/25% Guidelines

As described above, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the expense year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors.

For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and the listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of a real property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our ongoing public offering of common stock is Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA.  As the dealer manager for our offering, Steadfast Capital Markets Group is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with Steadfast Capital Markets Group provides for the following compensation:

•                       We will pay our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which will be reallowed to participating broker-dealers. For the period from August 22, 2013 (inception)  to December 31, 2013, we did not pay any selling commissions to our dealer manager.

•                       We will pay our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which may be reallowed to participating broker-dealers). For the period from August 22, 2013 (inception) to December 31, 2013, we did not pay any dealer manager fees to our dealer manager.

Currently Proposed Transactions.

Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Ethics that applies to each of our officers and directors, which we refer to as “covered persons.”  The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).  In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007.  Our board of directors has determined that G. Brian Christie, Thomas H. Purcell and Kerry D. Vandell each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2013, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided  us certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies

The audit committee charter imposes a duty on our audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, our audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. Our audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Ernst & Young for the years ended December 31, 2013 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2013, are set forth in the table below.

2013
Audit fees	$125,043
Total	$125,043

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•                       Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.              Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

b.              Exhibits

EXHIBIT LIST

Exhibit	Description
3.1

Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049 (“Form S-11 Amendment No. 3”))

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated December 30, 2013 of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated December 30, 2013, of the Registrant)
4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated December 30, 2013, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated December 30, 2013, of the Registrant)
10.1

Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2

Escrow Agreement, dated as of December 16, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Capital Markets Group, LLC and UMB Bank, N.A., as escrow agent (incorporated by reference to Exhibit 10.2 to the Form S-11 Amendment No. 3)

10.3	Steadfast Apartment REIT, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-11 Amendment No. 3)
10.4	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d)  OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

This registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. The registrant will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

STEADFAST APARTMENT REIT, INC.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Steadfast Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheet of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from August 22, 2013 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Apartment REIT, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the period from August 22, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Irvine, California

March 21, 2014

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2013
ASSETS
Assets:
Cash and cash equivalents	$203,500
Total assets	203,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	74,771
Due to affiliates	11,873
Total liabilities	86,644
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—
Common stock $0.01 par value per share; 999,999,000 shares authorized, 13,500 shares issued and outstanding at December 31, 2013	135
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of December 31, 2013	10
Additional paid-in capital	203,355
Accumulated deficit	(86,644)
Total stockholders’ equity	116,856

Total liabilities and equity	$203,500

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from August 22, 2013 (Inception) to December 31, 2013
Expenses:
General and administrative expenses	$86,644

Net loss	$(86,644)
Loss per common share — basic and diluted	$(7.06)
Weighted average number of common shares outstanding — basic and diluted	12,273
Distributions declared	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Convertible Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss for the period from August 22, 2013 (inception) to December 31, 2013	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from August 22, 2013 (Inception) to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(86,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	74,771
Due to affiliates	11,873
Net cash used in operating activities	—
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	202,500
Proceeds from issuance of convertible stock	1,000
Net cash provided by financing activities	203,500
Net increase in cash and cash equivalents	203,500
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$203,500

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1.         Organization and Business

Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”).  On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2103, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 3.

Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership formed on August 27, 2013 (the “Operating Partnership”). The Company is the general partner of the Operating Partnership. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds to the Operating Partnership in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into an Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013.

As of December 31, 2013, the Company did not own any multifamily properties.

Public Offering

On December 30, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”).The Company commenced its initial public offering on December 30, 2013. The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering “) at an initial price of $14.25 per share. The SEC declared the Company’s registration statement effective on December 30, 2013 and the Company commenced its Public Offering.  The Company may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.  The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.

Pursuant to the terms of the Public Offering, offering proceeds are held in an escrow account until the Company meets the minimum offering amount of $2,000,000 (including shares purchased in the Public Offering by the Sponsor, its affiliates and the Company’s directors and officers). On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of March 14, 2014, the Company had sold 182,363 shares of common stock in the Public Offering for gross proceeds of $2,475,829. The Company had not sold any shares of common stock in the Public Offering as of December 31, 2013.  The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time. The Company generally intends to admit stockholders on a daily basis.

The Company intends to use substantially all of the net proceeds from the Public Offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”), which is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2014.  Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.

The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

result in the Operating Partnership being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

As of December 31, 2013, the Company had not yet commenced its real estate operations.

2.         Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Assets

Depreciation and Amortization

Real estate costs related to the development, construction and improvement of properties will be capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

Real Estate Purchase Price Allocation

The Company intends to record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are generally expensed as incurred.

The Company intends to assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company estimates the amount of lost rentals using market rates during the expected lease-up periods.

The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that the Company considers in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss).

Impairment of Real Estate Assets

The Company intends to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Rents and Other Receivables

The Company intends to periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain an allowance for deferred rent receivable related to the straight-lining of rents.

Revenue Recognition

The Company intends to lease apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company intends to record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company recognizes gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. The Company limits such deposits to financial institutions with high credit standing.

Deferred Financing Costs

The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs over the terms of the respective financing agreements using the interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Derivative Financial Instruments

The Company will use derivatives with the objective of adding stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates.

The Company will measure its derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on its rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. The Company will assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•                  Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•                  Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•                  Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

Fair Value of Financial Instruments

The accompanying consolidated balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable and accrued liabilities and due to affiliates. The Company considers the carrying value of cash and cash equivalents to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

Accounting for Stock-Based Compensation

The Company intends to amortize the fair value of stock-based compensation awards to expense over the vesting period and record any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards will be valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ending December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and related dealer manager fees) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.

The Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares of common stock and the ownership of the Company’s shares of common stock by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that, within 60 days of the end of the month in which the Public Offering terminates, the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the completed Public Offering exceed 15% of gross offering proceeds of the completed Public Offering. Any reimbursement of expenses paid to Advisor will not exceed actual expenses incurred by the Advisor.

When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.

Operating Expenses

Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the period from August 22, 2013 (inception) to December 31, 2013, the Company recorded operating expenses of $86,644, which are included in general and administrative expenses in the accompanying statement of operations. Operating expenses of $86,644 remain payable, of which $74,771 is included in accounts payable and accrued liabilities and $11,873 is included in due to affiliates in the accompanying balance sheet as of December 31, 2013. As of December 31, 2013, the Company had not made any investments, nor had it commenced its real estate operations. As such, the operating expenses as a percentage of average invested assets and as a percentage of net loss are not meaningful measures as of and for the year ended December 31, 2013.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ending December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.

The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2013, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. The Company has not been assessed interest or penalties by any major tax jurisdictions.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

As of December 31, 2013, the Company had incurred a net operating loss of $86,644.  Any deferred tax asset as a result of the Company’s net operating loss has been fully reserved because it is more likely than not that it will never be realized.

Per Share Data

Basic loss per share attributable to the period presented is computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period.

Segment Disclosure

The Company intends to operate in one reportable segment with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.

3.         Stockholders’ Equity

General

Under the Charter, the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share.

Common Stock

The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights.

On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. As of December 31, 2013, the Company had not issued any shares of common stock in its Public Offering.

Convertible Stock

The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange, or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be redeemed for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. In the event of a termination or non-renewal of the Advisory Agreement by the Company for cause, the Convertible Stock will be redeemed by the Company for $1.00.

Preferred Stock

The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Distribution Reinvestment Plan

The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP is $14.25.  The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant.

No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Share Repurchase Plan and Redeemable Common Stock

The Company’s repurchase plan may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers and qualified valuation experts no later than 18 months following the end of the Company’s offering stage, or such earlier time as required by any regulatory requirement regarding the timing of a valuation. Prior to the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)

Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(4)
2 years	95.0% of Estimated Value per Share(4)
3 years	97.5% of Estimated Value per Share(4)
4 years	100.0% of Estimated Value per Share(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)

(1)         As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)         The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of the Company’s share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which we refer to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System (“CSRS”); or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973 (“ADA”), as amended, will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase requests following an award by the applicable governmental agency of disability, such as the Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability-related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that we deem acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of our share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, the Company’s board of directors may repurchase the stockholder’s shares, in its sole discretion.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

(3)         The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)         For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses, subsequent to completion of the Offering Stage, a new Estimated Value per Share. Thereafter, the Estimated Value per Share is determined by the board of directors, based on periodic valuations by independent third-party appraisers and qualified independent valuation experts selected by the Advisor.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter . Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. To date, the Company has not received any redemption requests.

The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that the Company honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.

The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock.

The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.

Distributions

The Company expects to authorize and declare daily distributions that will be aggregated and paid on a monthly basis. The Company intends to accrue distributions on a daily basis and make distributions on a monthly basis beginning no later than the first calendar month after the month in which the Company makes its first real estate investment. Once the Company commences paying distributions, the Company expects to continue paying monthly distributions unless the Company’s results of operations, its general financial condition, general economic conditions or other factors prohibit the Company from doing so. The timing and amount of distributions will be determined by the Company’s board of directors in its discretion and may vary from time to time. In connection with a distribution to the Company’s stockholders, the Company’s board of directors will authorize a monthly distribution of a certain dollar amount per share of the Company’s common stock. The Company will then calculate each stockholder’s specific distribution amount for the month using daily record and declaration dates. Once daily distributions have been authorized and declared, stockholders’ distributions will begin to accrue on the Company’s acceptance of stockholders’ subscription.

The Company’s long-term policy will be to pay distributions solely from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until the Company makes substantial investments. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.

To maintain the Company’s qualification as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.

The Company has not established a minimum distribution level, and the Charter does not require that it makes distributions to its stockholders.

4.          Related Party Arrangements

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, and the Company is obligated to reimburse the Advisor and its affiliates for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

Amounts attributable to the Advisor and its affiliates incurred and paid for the period from August 22, 2013 (inception) to December 31, 2013 are as follows:

	Incurred For the Period From August 22, 2013 (Inception) to December 31, 2013	Paid During the Period From August 22, 2013 (Inception) to December 31, 2013	Payable as of December 31, 2013
Consolidated Statement of Operations:
Expensed
Other operating expenses(1)	$11,873	—	$11,873
	$11,873	$—	$11,873

(1)                                 Included in general and administrative expenses in the accompanying consolidated statements of operations for the period from August 22, 2013 (inception) to December 31, 2013 and due to affiliates, net in the accompanying balance sheet as of December 31, 2013.

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow holder and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses borne by the Company exceed 15% of the gross proceeds raised in the Public Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Offering, as required by the rules of FINRA.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Organization and offering costs will include payments made to Crossroads Capital Advisors, LLC (“Crossroads”), an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of our distribution reinvestment plan and share redemption plan. As of December 31, 2013, no amounts had been incurred by or paid to Crossroads.

Pursuant to the Advisory Agreement, the Company will be obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company in connection with the Public Offering, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the Public Offering exceed 15% of gross offering proceeds raised in the completed Public Offering.

When recognized, organization costs are expensed as incurred. From inception through December 31, 2013, the Advisor incurred $42,882 of organizational costs on the Company’s behalf. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the period from August 22, 2013 (inception) to December 31, 2013, the Advisor incurred $1,221,393 of offering costs related to the Public Offering, all of which is deferred and remains potentially reimbursable, subject to the 15% limitation described above. No organization and offering costs were recorded on the accompanying consolidated financial statements because the Company had not raised any offering proceeds in the Public Offering as of December 31, 2013.

The Company did not accrue for the reimbursement of any organization and offering costs in the financial statements as of December 31, 2013, nor were any reimbursements made during the period from inception to December 31, 2013 because such costs only become a liability of the Company when shares are sold, subject to the 15% limitation described above. As of December 31, 2013, the Company had not raised any proceeds in the Public Offering other than the amounts contributed by the Sponsor. Furthermore, the reimbursement of such organization and offering expenses was deferred until $2,000,000 in proceeds were raised in the Public Offering, which did not occur until February 27, 2014.

Investment Management Fee

The Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s real properties and real estate-related assets until the aggregate cost of the Company’s investments in properties and real estate related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.

Acquisition Fees and Expenses

The Company will pay the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired.

In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.

The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 4.5% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 4.5% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.

Property Management Fees and Expenses

The Company intends to enter into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the assets that the Company acquires. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) will be a certain percentage of the annual gross revenue collected which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

In addition to the property management fee, the Property Management Agreements will also specify certain other fees payable to the Property Manager for benefit administration and training services. The Company will also reimburse the Property Manager for the salaries and related benefits of on-site property management employees.

For the period from August 22, 2013 (inception) to December 31, 2013, the Company did not incur any property management fees or expenses.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Other Operating Expense Reimbursement

In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred by the Advisor in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the salaries the Advisor pays to the Company’s executive officers.

The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).

For the year ended December 31, 2013, the Advisor and its affiliates incurred $11,873 of the Company’s operating expenses, including the allocable share of Advisor’s overhead expenses of $11,873, all of which is included in the $86,644 of general and administrative expenses recognized by the Company.

Disposition Fee

If the Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a property or real estate-related asset, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2013, the Company had not sold or otherwise disposed of property or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2013.

Selling Commissions and Dealer Manager Fees

The Company will pay the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program.

5.          Incentive Award Plan and Independent Director Compensation

The Company has adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under the Incentive Award Plan as of December 31, 2013.

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

DECEMBER 31, 2013

Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors is entitled to receive 3,333 shares of restricted common stock once the Company raises $2,000,000 in gross offering proceeds in the Public Offering. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

6.          Commitments and Contingencies

Economic Dependency

The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Legal Matters

From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.

7.          Subsequent Events

Status of Our Offering

The Company commenced its Public Offering on December 30, 2013. As of March 14, 2014, the Company had sold 182,363 shares of common stock in the Public Offering for gross proceeds of $2,475,829.

Issuance of Restricted Stock to Our Independent Directors

Pursuant to the Company’ s independent directors’ compensation plan, upon raising $2,000,000 in gross offering proceeds in its Public Offering, each of the Company’s three independent directors, Thomas Purcell, G. Brian Christie, and Kerry Vandell, received a grant of 3,333 shares of the Company’s restricted common stock. The shares of restricted common stock vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 21, 2014.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 21, 2014

Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 21, 2014
Kevin J. Keating

/s/ Ella Shaw Neyland
Ella Shaw Neyland	President and Director	March 21, 2014

/s/ G. Brian Christie
G. Brian Christie	Director	March 21, 2014

/s/ Thomas H. Purcell
Thomas H. Purcell	Director	March 21, 2014

/s/ Kerry D. Vandell
Kerry D. Vandell	Director	March 21, 2014