Form 10-Q
period 2014-03-31
Steadfast Apartment REIT, Inc.
filed 2014-05-15
CIK 1585219

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 9, 2014,  there were 572,468 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
Consolidated Statement of Operations for the three months ended March 31, 2014 (unaudited)	4
Consolidated Statements of Stockholders’ Equity for the period from August 22, 2013 (Inception) to December 31, 2013 and for the three months ended March 31, 2014 (unaudited)	5
Consolidated Statement of Cash Flows for the three months ended March 31, 2014 (unaudited)	6
Condensed Notes to Consolidated Financial Statements as of March 31, 2014 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	33

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Assets:
Cash and cash equivalents	$4,622,221	$203,500
Other receivables	94,500	—
Total assets	$4,716,721	$203,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$21,113	$74,771
Due to affiliates	625,547	11,873
Total liabilities	646,660	86,644
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock , $0.01 par value per share; 999,999,000 shares authorized, 366,609 and 13,500 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,666	135
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	4,431,961	203,355
Accumulated deficit	(365,576)	(86,644)
Total stockholders’ equity	4,070,061	116,856
Total liabilities and equity	$4,716,721	$203,500

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended
March 31, 2014
Expenses:
General and administrative expenses	$275,523
Acquisition costs	3,409
Net loss	$(278,932)
Loss per common share — basic and diluted	$(3.33)
Weighted average number of common shares outstanding — basic and diluted	83,853
Distributions declared	$—

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013

AND FOR THE THREE MONTHS ENDED MARCH 31, 2014 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Equity
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss for the period from August 22, 2013 (inception) to December 31, 2013	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856
Issuance of common stock	353,109	3,531	—	—	4,880,649	—	4,884,180
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(251,975)	—	(251,975)
Other offering costs to affiliates	—	—	—	—	(437,770)	—	(437,770)
Amortization of stock-based compensation	—	—	—	—	37,702	—	37,702
Net loss for the three months ended March 31, 2014	—	—	—	—	—	(278,932)	(278,932)
BALANCE, March 31, 2014	366,609	$3,666	1,000	$10	$4,431,961	$(365,576)	$4,070,061

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014
Cash Flows from Operating Activities:
Net loss	$(278,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	37,702
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(53,658)
Due to affiliates	175,904
Net cash used in operating activities	(118,984)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,789,680
Payments of commissions on sale of common stock and related dealer manager fees	(251,975)
Net cash provided by financing activities	4,537,705
Net increase in cash and cash equivalents	4,418,721
Cash and cash equivalents, beginning of period	203,500
Cash and cash equivalents, end of period	$4,622,221

Supplemental Disclosures of Noncash Transactions:
Increase in amounts receivable from transfer agent	$(94,500)
Increase in amounts payable to affiliates for other offering costs	$437,770

See accompanying notes to consolidated financial statements.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1. Organization and Business

Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”).  On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 3.

Substantially all of the Company’s business will be conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the sole general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, executed a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a capital contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.

As of March 31, 2014, the Company did not own any real estate properties and had not commenced real estate operations.

Public Offering

On December 30, 2013, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering “) at an initial price of $14.25 per share. The Company commenced its Public Offering on December 30, 2013. The Company may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.  The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.

Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of May 9, 2014, the Company had sold 548,969 shares of common stock in the Public Offering for gross proceeds of $7,954,632. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.

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

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”).  The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2014.  Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.

The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the Operating Partnership.

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

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

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

Fair Value of Financial Instruments

The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts payable and accrued liabilities and due to affiliates. The Company considers the carrying value of cash and cash equivalents and accounts payable and accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts.

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

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

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

Recently Issued Accounting Standards Updates

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; and (c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. As there are no properties currently classified as held for sale, the adoption of ASU No. 2014-08 did not have an impact on the presentation of the Company’s consolidated financial statements.

3. Stockholders’ Equity

General

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share.

Common Stock

The Company’s common stock entitles the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The Company’s common stock has no preferences or preemptive, conversion or exchange rights.

On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 31, 2014, the Company had issued 343,110 shares of common stock in its Public Offering for offering proceeds of $4,194,435, net of offering costs of $689,745. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $94,500 and $0 of amounts receivable from the

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Company’s transfer agent as of March 31, 2014 and December 31, 2013, respectively, which are included in other receivables in the accompanying consolidated balance sheets.

On February 27, 2014, the Company granted 3,333 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share in connection with the Company raising $2,000,000 in the Public Offering. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant and will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

Included in general and administrative expenses is $37,702 for the three months ended March 31, 2014, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 2.92 years as of March 31, 2014.

Convertible Stock

The Company issued 1,000 shares of non-participating, non-voting Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange, or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be redeemed for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.

Preferred Stock

The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, into one or more classes or series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

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

No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the DRP at any time upon ten days’

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.

Share Repurchase Plan and Redeemable Common Stock

The Company’s share repurchase plan may provide an opportunity for stockholders to have their shares of common stock repurchased by the Company, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

Prior to the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Repurchase Price
Share Purchase Anniversary	on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)

Following the date the Company publishes an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase plan will be as follows:

Repurchase Price
Share Purchase Anniversary	on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(4)
2 years	95.0% of Estimated Value per Share(4)
3 years	97.5% of Estimated Value per Share(4)
4 years	100.0% of Estimated Value per Share(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)

(1)

As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)

The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder. For purposes of the Company’s share repurchase plan a “disability” means (a) the stockholder has received a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (b) the determination of such disability was made by the governmental agency responsible for reviewing and awarding the disability retirement benefits that the stockholder could be eligible to receive, which is  referred to as the “applicable governmental agency.” The applicable governmental agencies are limited to the following: (i) the Social Security Administration; (ii) the U.S. Office of Personnel Management with respect to disability benefits under the Civil Service Retirement System (“CSRS”); or (iii) the Veteran’s Administration; and in each case, the agency charged with administering disability benefits at that time on behalf of one of the applicable governmental agencies. Disability determinations by governmental agencies other than those listed above, including, but not limited to, worker’s compensation insurance or the administration or enforcement of the Rehabilitation Act of 1973, as amended, or the Americans with Disabilities Act will not entitle a stockholder to the terms available for the repurchase of shares. Repurchase

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

requests following an award by the applicable governmental agency of disability, such as the Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Veteran’s Administration record of disability‑related discharge, as the case may be, or such other documentation issued by the applicable governmental agency that the Company deems acceptable and demonstrates an award of the disability benefits. As the following disabilities generally do not entitle a worker to Social Security or related disability benefits, they will not qualify as a “disability” for purposes of the Company’s share repurchase plan: (a) disabilities occurring after the legal retirement age; (b) temporary disabilities; and (c) disabilities that do not render a worker incapable of performing substantial gainful activity. However, where a stockholder requests the repurchase of shares due to a disability and the stockholder does not have a disability that meets the definition described above, but is subject to similar circumstances, the Company’s board of directors may repurchase the stockholder’s shares, in its sole discretion.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)

For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses, subsequent to completion of the Company’s offering stage, a new Estimated Value per Share. The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers and qualified valuation experts no later than 18 months following the end of the Company’s offering stage, or such earlier time as required by any regulatory requirement regarding the timing of a valuation.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.

Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. To date, the Company has not received any redemption requests.

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

The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the share repurchase plan at any time upon 30 days’ notice to the Company’s stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock. As of March 31, 2014, no amounts were available for repurchase as the Company had no DRP proceeds.

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

The Company’s long-term policy will be to pay distributions solely from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until the Company makes substantial investments. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.

To maintain the Company’s qualification as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.

As of March 31, 2014, the Company had not established a minimum distribution level. On April 4, 2014, the Company’s board of directors declared a distribution (see Note 7).

4. Related Party Arrangements

The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager with respect to the Public Offering. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

Amounts attributable to the Advisor and its affiliates incurred and paid for the three months ended March 31, 2014 are as follows:

	For the Three Months Ended March 31, 2014		Payable as of
	Incurred	Paid	March 31, 2014	December 31, 2013
Consolidated Statement of Operations:
Expensed
Organizational cost reimbursement(1)	$42,882	$—	$42,882	$—
Acquisition expenses(2)	3,409	—	3,409	—
Other operating expenses(1)	129,613	—	141,486	11,873
Consolidated Balance Sheets:
Additional paid-in capital
Other offering costs reimbursement	437,770	—	437,770	—
Selling commissions	196,302	196,302	—	—
Dealer manager fees	55,673	55,673	—	—
	$865,649	$251,975	$625,547	$11,873

(1)

Included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and due to affiliates, in the accompanying balance sheet as of March 31, 2014.

(2)

Included in acquisition costs in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and due to affiliates, net in the accompanying balance sheet as of March 31, 2014.

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses borne by the Company exceed 15% of the gross proceeds raised in the Public Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of the Offering, as required by the rules of the Financial Industry Regulatory Authority (“FINRA”).

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Organization and offering costs include payments made to Crossroads Capital Advisors , an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share redemption plan. As of March 31, 2014, the Advisor had incurred $250,002  of amounts payable to Crossroads Capital Advisors for the services described above.

The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2014 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$4,884,180	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$732,627	15.00%

O&O expenses recorded
Sales commissions paid	$196,302	4.02%
Broker dealer fees paid	55,673	1.14%
Offering cost reimbursements accrual	437,770	8.96%
Organizational costs reimbursements	42,882	0.88%
Total O&O cost reimbursements recorded by the Company	$732,627	15.00%

When recognized, organization costs are expensed as incurred. From inception through March 31, 2014, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was recognized by the Company during the three months ended March 31, 2014 and remains payable to the Advisor as of March 31, 2014.

Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three months ended March 31, 2014, the Advisor incurred $1,523,489 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $2,744,882 from inception through March 31, 2014, of which $2,307,112 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.

The Company accrued $437,770 for the reimbursement of offering costs in the accompanying balance sheet as of March 31, 2014. The deferred offering costs of $2,307,112 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceed the 15% limitation described above.

Investment Management Fee

The Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of investments in properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.

For the three months ended March 31, 2014, the Company did not incur any investment management fees.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Acquisition Fees and Expenses

The Company will pay the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. For the three months ended March 31, 2014, the Company did not incur any acquisition fees.

In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. For the three months ended March 31, 2014, the Advisor incurred $3,409 of direct acquisition costs on behalf of the Company, all of which remained payable as of March 31, 2014.

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

Loan Coordination Fee

The Company will pay the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property or a real estate-related asset), the Company will pay the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt refinanced.

For the three months ended March 31, 2014, the company did not incur any loan coordination fees.

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

For the three months ended March 31, 2014, the Company did not incur any property management fees or expenses.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

Construction Management Fee

The Company intends to enter into Construction Management Agreements with Pacific Coast Land and Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) will be in amounts that are usual and customary for comparable services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.

For the three months ended March 31, 2014, the Company did not incur any construction management fees.

Other Operating Expense Reimbursement

In addition to the various fees paid to the Advisor, the Company is obligated to pay directly or reimburse all expenses incurred by the Advisor in providing services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor or its affiliates receive acquisition fees or disposition fees or for the employee costs the Advisor pays to the Company’s executive officers.

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

For the three months ended March 31, 2014, the Advisor and its affiliates incurred $129,613 of the Company’s operating expenses, including the allocable share of Advisor’s overhead expenses of $79,367, all of which is included in the $275,523 of general and administrative expenses recognized by the Company. The Company will first test the 2%/25% Limitation for the four fiscal quarters ended September 30, 2014.

Disposition Fee

If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2014, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2014.

Selling Commissions and Dealer Manager Fees

The Company will pay the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. For the three months ended March 31, 2014, the Company paid selling commissions of $196,302 and dealer manager fees of $55,673.

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

Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors is entitled to receive 3,333 shares of restricted common stock once the Company raises $2,000,000 in gross offering proceeds in the Public Offering. On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock.  In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

In addition to the stock awards, the Company will pay each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 4.

PART I—FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

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

7. Subsequent Events

Status of Our Offering

The Company commenced its Public Offering on December 30, 2013. As of May 9, 2014, the Company had sold 548,969 shares of common stock in the Public Offering for gross proceeds of $7,954,632.

Distributions Declared

On April 4, 2014, the Company’s board of directors declared a distribution. Distributions (1) accrue daily to stockholders of record as of the close of business on each day, during the period commencing on April 7, 2014 and ending on the date that the Company acquires its first asset (the “Acquisition Date”); (2) are payable in cumulative amounts on or before the fifteenth day of the calendar month following the month in which the Acquisition Date occurs; and (3) are calculated at a rate of $0.002466 per share per day, which, if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock.

Following the Acquisition Date, distributions (1) accrue daily to stockholders of record as of the close of business each day during the period commencing on the day following the Acquisition Date and ending on June 30, 2014, (2) are payable in cumulative amounts on or before the fifteenth day of the calendar month with respect to the prior month; and (3) are calculated at a rate of $0.002466 per share per day, which, if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock.

PART I—FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no operating history;

•	our ability to raise proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties or other real estate assets on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this quarterly report. All forward-looking statements are made as of the date of this quarterly report and the risk that actual results will differ materially from the expectations expressed in this quarterly report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this quarterly report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this quarterly report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or the SEC, on March 21, 2014.

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

On December 30, 2013, the SEC declared effective our registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We commenced our initial public offering on December 30, 2013. We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share.  Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently then quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.

Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of May 9, 2014, we had sold 548,969 shares of common stock in our public offering for gross proceeds of $7,954,632. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.

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

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Substantially all of our business will be conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly‑owned subsidiaries is the only limited partner of our operating partnership. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

Critical Accounting Policies

The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 21, 2014. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor and we will not pay any of the foregoing costs to the extent that such payment would cause total organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our initial public offering.

In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of our employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the Financial Industry Regulatory Authority, Inc.

When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with the taxable year ending December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We will follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.

Distributions

There were no distributions declared or paid during the three months ended March 31, 2014.

On April 4, 2014, our board of directors declared a distribution at a 6.0% annualized rate. Distributions (1) accrue daily to stockholders of record as of the close of business on each day, during the period commencing on April 7, 2014 and ending on the date that we acquires our first asset, or the acquisition date; (2) are payable in cumulative amounts on or before the fifteenth day of the calendar month following the month in which the acquisition date occurs; and (3) are calculated at a rate of $0.002466 per share per day, which, if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of our common stock.

Following the acquisition date, distributions (1) accrue daily to stockholders of record as of the close of business each day during the period commencing on the day following the acquisition date and ending on June 30, 2014, (2) are payable in cumulative amounts on or before the fifteenth day of the calendar month with respect to the prior month; and (3) are calculated at a rate of $0.002466 per share per day, which, if paid each day over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of our common stock.

Our long-term policy will be to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

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

Inflation

We anticipate that substantially all of our multifamily property leases will be for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

With respect to other commercial properties, we expect to include provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. We believe that shorter term lease contracts lessen the impact of inflation due to the ability to adjust rental rates to market levels as leases expire.

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

We currently have no outstanding debt. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.

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

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations described in our charter, we may incur indebtedness in connection with the acquisition of any real

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

Cash Flows Used in Operating Activities

We have not yet commenced real estate operations. Our cash used in operating activities of $118,984 consisted primarily of director fees to our independent directors during the three months ended March 31, 2014.

Cash Flows Used in Investing Activities

Cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2014, net cash used in investing activities was $0.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of net proceeds from our ongoing initial public offering. During the three months ended March 31, 2014, net cash provided by financing activities was $4,537,705.

Contractual Commitments and Contingencies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2014, we had no outstanding indebtedness.

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

Results of Operations

We were formed on August 22, 2013 and as of March 31, 2014, we had not commenced real estate operations. The expenses incurred during the three months ended March 31, 2014 are primarily related to certain operating expenses incurred by our advisor on our behalf of $129,613, including our portion of our advisor’s overhead of $79,367, the independent director compensation of $55,750, organization costs of $42,882, stock compensation expense of $37,702 and other expenses of $9,576. Our results of operations for the three months ended March 31,

PART I—FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2014 are not indicative of those expected in future periods. We have not yet invested any of the proceeds from our ongoing public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 4 to our condensed consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We intend to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We intend to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2014, we had no outstanding indebtedness and therefore were not subject to interest rate risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by

PART I—FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures (continued)

us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.

Item 1A. Risk Factors.

There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K (“2013 Form 10-K”) filed with the SEC on March 21, 2014 except for the addition of the following risk factor, which should be read in conjunction with Part I, Item 1A of our 2013 Form 10-K:

We will report modified funds from operations, or MFFO, a non-GAAP financial measure.

We will report modified funds from operations, or MFFO, a non-GAAP financial measure, which we believe to be an appropriate supplemental measure to reflect our operating performance.

Not all public, non-listed REITs calculate MFFO the same way, so comparisons of our MFFO with that of other public, non-listed REITs may not be meaningful. MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we will use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of MFFO accordingly.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

On December 30, 2013, our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of March 31, 2014, we had sold 343,110 shares of our common stock for gross offering proceeds of $4,884,180 in our public offering.

From inception through March 31, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

PART II—OTHER INFORMATION (continued)

		Estimated/	Percentage of
Type of Expense Amount	Amount	Actual	Offering Proceeds
Selling commissions and dealer manager fees	$251,975	Actual	5.16%
Other organization and offering costs	480,652	Actual	9.84%
Total expenses	732,627		15.00%
Total public offering proceeds (excluding DRP proceeds)	4,884,180	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15.00%	Actual	15.00%

From the commencement of our initial public offering through March 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4,151,553. For the period from inception through March 31, 2014, the ratio of the cost of raising capital was approximately 15.00%.

We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2014, we had not acquired any real properties with the proceeds of our initial public offering or commenced our real estate operations.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

PART II—OTHER INFORMATION (continued)

Item 6.  Exhibits

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
4.1

Form of Subscription Agreement (included as Appendix B to the prospectus) (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.2

Form of Distribution Reinvestment Plan (included as Appendix C to the prospectus) (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.3

Redemption Request Form (included as Appendix D to the prospectus) (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.4

Form of Application to Transfer (included as Appendix E to the prospectus) (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnished herewith)
101.LAB	XBRL Label Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date: May 15, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date: May 15, 2014	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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
4.1

Form of Subscription Agreement (included as Appendix B to the prospectus) (incorporated by reference to Exhibit 4.1) to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.2

Form of Distribution Reinvestment Plan (included as Appendix C to the prospectus) (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.3

Redemption Request Form (included as Appendix D to the prospectus) (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.4

Form of Application to Transfer (included as Appendix E to the prospectus) (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (Furnished herewith)
101.SCH	XBRL Schema Document (Furnished herewith)
101.CAL	XBRL Calculation Linkbase Document (Furnished herewith)
101.DEF	XBRL Definition Linkbase Document (Furnished herewith)
101.LAB	XBRL Label Linkbase Document (Furnished herewith)
101.PRE	XBRL Presentation Linkbase Document (Furnished herewith)