Form 10-Q
period 2014-06-30
Steadfast Apartment REIT, Inc.
filed 2014-08-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2014,  there were 2,722,457 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$4,218,001	$—
Building and improvements	36,947,757	—
Tenant origination and absorption costs	907,377	—
Total real estate, cost	42,073,135	—
Less accumulated depreciation and amortization	(150,296)	—
Total real estate, net	41,922,839	—
Cash and cash equivalents	5,858,143	203,500
Restricted cash	231,292	—
Rents and other receivables	352,660	—
Deferred financing costs and other assets, net	588,616	—
Total assets	$48,953,550	$203,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$870,034	$74,771
Mortgage notes payable	29,470,000	—
Distributions payable	83,626	—
Due to affiliates	401,560	11,873
Total liabilities	30,825,220	86,644
Commitments and contingencies (Note 9)	—	—
Redeemable common stock	25,066	—
Stockholders’ Equity:
Preferred stock, $0.01 per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 1,615,242 and 13,500 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16,152	135
Convertible stock, $0.01 par value per share; 1,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	20,257,966	203,355
Cumulative distributions and net losses	(2,170,864)	(86,644)
Total stockholders’ equity	18,103,264	116,856
Total liabilities and stockholders' equity	$48,953,550	$203,500

 See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:
Rental income	$184,579	$184,579
Tenant reimbursements and other	8,285	8,285
Total revenues	192,864	192,864
Expenses:
Operating, maintenance and management	56,558	56,558
Real estate taxes and insurance	20,351	20,351
Fees to affiliates	759,537	802,419
Depreciation and amortization	150,296	150,296
Interest expense	118,069	118,069
General and administrative expenses	313,648	546,289
Acquisition costs	421,421	424,830
Total expenses	1,839,880	2,118,812
Net loss	(1,647,016)	(1,925,948)
Net loss per common share - basic and diluted	$(2.27)	$(4.74)
Weighted average number of common shares outstanding - basic and diluted	724,901	406,157

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss for the period from August 22, 2013 (inception) to December 31, 2013	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	135	1,000	10	203,355	(86,644)	116,856
Issuance of common stock	1,601,742	16,017	—	—	23,511,969	—	23,527,986
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(2,034,223)	—	(2,034,223)
Transfers to redeemable common stock	—	—	—	—	(25,066)	—	(25,066)
Other offering costs to affiliates	—	—	—	—	(1,448,333)	—	(1,448,333)
Distributions declared	—	—	—	—	—	(158,272)	(158,272)
Amortization of stock-based compensation	—	—	—	—	50,264	—	50,264
Net loss for the six months ended June 30, 2014	—	—	—	—	—	(1,925,948)	(1,925,948)
BALANCE, June 30, 2014	1,615,242	$16,152	1,000	$10	$20,257,966	$(2,170,864)	$18,103,264

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2014
Cash Flows from Operating Activities:
Net loss	$(1,925,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,296
Amortization of deferred financing costs	2,369
Amortization of stock-based compensation	50,264
Change in fair value of interest rate cap agreements	83,212
Changes in operating assets and liabilities:
Restricted cash for operating activities	(181,978)
Rents and other receivables	(36,520)
Other assets	(92,337)
Accounts payable and accrued liabilities	795,263
Due to affiliates, net	335,380
Net cash used in operating activities	(819,999)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(41,123,450)
Additions to real estate investments	(8,885)
Escrow deposits for pending real estate acquisitions	(1,040,900)
Restricted cash for investing activities	(49,314)
Purchase of interest rate caps	(235,520)
Cash used in investing activities	(42,458,069)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	29,470,000
Proceeds from issuance of common stock	23,186,780
Payments of commissions on sale of common stock and related dealer manager fees	(2,034,223)
Reimbursement of other offering costs to affiliates	(1,394,026)
Payment of deferred financing costs	(246,240)
Distributions to common stockholders	(49,580)
Net cash provided by financing activities	48,932,711
Net increase in cash and cash equivalents	5,654,643
Cash and cash equivalents, beginning of period	203,500
Cash and cash equivalents, end of period	$5,858,143

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,610
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$83,626
Application of escrow deposits to acquire real estate	$940,800
Increase in amounts receivable from transfer agent	$316,140
Increase in amounts payable to affiliates for other offering costs	$54,307
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$(25,066)

 See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.	Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”).  On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”) as described in Note 6.
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
As of June 30, 2014, the Company owned two multifamily properties, comprising a total of 483 apartment homes. For more information on the Company's real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of June 30, 2014, the Company had sold 1,591,743 shares of common stock in the Public Offering for gross proceeds of $23,527,986, including 1,759 shares of common stock issued pursuant to the DRP for gross offering proceeds of $25,066. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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
The Company commenced its real estate operations on May 22, 2014, upon acquiring a fee simple interest in a multifamily property located in Spring Hill, Tennessee.

2.	Summary of Significant Accounting Policies
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the period from August 22, 2013 (inception) to December 31, 2013. For further information about the Company's accounting policies, refer to the Company's consolidated financial statements and notes thereto for the period from August 22, 2013 (inception) to December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2014.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from August 22, 2013 (inception) to December 31, 2013.
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
The following describes the valuation methodologies used by the Company to measure fair value, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified.
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The following table reflects the Company's assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$152,308	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities due to affiliates and mortgage notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2014 and December 31, 2013, the fair value of the mortgage notes payable was $29,470,000 and $0, compared to the carrying value of $29,470,000 and $0, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT and to operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ending December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the three months ended June 30, 2014, were based on daily record dates during the period from April 7, 2014 to June 30, 2014 and calculated at a rate of $0.002466 per share per day. Each day during the period from April 7, 2014 to June 30, 2014 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2014, the Company declared distributions totaling $0.224 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Per Share Data
Basic loss per share attributable to common stockholders for the period presented is computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period.
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.
Recently Issued Accounting Standards Updates
In April 2014, the FASB issued new guidance that limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or (c) the component of an entity or group of components of an entity is disposed of other than by sale. This guidance also requires additional disclosures about discontinued operations and is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance for the reporting period beginning January 1, 2014. As a result of the adoption of this guidance, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. As there are no properties currently classified as held for sale, the adoption of this guidance did not have an impact on the presentation of the Company’s consolidated financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. The Company is currently investigating the impact of this new guidance.

3.	Real Estate
As of June 30, 2014, the Company owned two multifamily properties, comprising of 483 apartment homes. The total acquisition price of the Company’s real estate portfolio was $42,064,250. As of June 30, 2014, the Company’s portfolio was approximately 92.5% occupied and the average monthly rent was $807.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Current Year Acquisitions
During the six months ended June 30, 2014, the Company acquired the following properties:

						Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Acquisition Fee	Loan Coordination Fee	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Villages at Spring Hill	Spring Hill, TN	5/22/2014	176	$145,167	$99,400	$1,130,314	$12,650,066	$419,620	$14,200,000
Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	296,276	195,300	3,087,687	24,288,806	487,757	27,864,250
			483	$441,443	$294,700	$4,218,001	$36,938,872	$907,377	$42,064,250
As of June 30, 2014, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	June 30, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$4,218,001	$36,947,757	$907,377	$42,073,135
Less: Accumulated depreciation and amortization	—	(55,086)	(95,210)	(150,296)
Net investments in real estate and related lease intangibles	$4,218,001	$36,892,671	$812,167	$41,922,839
Depreciation and amortization expenses were $150,296 for the three and six months ended June 30, 2014.
Amortization of the Company’s tenant origination and absorption costs was $95,210 for the three and six months ended June 30, 2014. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2014, the Company’s real estate portfolio comprised 483 residential units and was 92.5% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $107,100 and $0 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, no tenant represented over 10% of the Company's annualized base rent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

4.	Deferred Financing Costs and Other Assets
As of December 31, 2013, there were no deferred financing costs and other assets. As of June 30, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

June 30, 2014
Deferred financing costs	$246,240
Less: accumulated amortization	(2,369)
243,871
Prepaid expenses	77,354
Interest rate cap agreements	152,308
Escrow deposits for pending real estate acquisitions	100,100
Deposits	14,983
$588,616

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of notes payable secured by real property as of June 30, 2014. There were no mortgage notes payable as of December 31, 2013.

	Property Name	Payment Type	Maturity Date	Interest Rate	Principal Outstanding at June 30, 2014
1	Villages at Spring Hill	Principal and interest (1)	June 1, 2024	LIBOR + 2.13% (2)	$9,940,000
2	Harrison Place Apartments	Principal and interest (1)	July 1, 2024	LIBOR + 1.84% (2)	19,530,000
					$29,470,000
_________________

(1)	A monthly payment of interest only is due and payable for 48 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(2)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company's variable rate loans.
The following is a summary of the Company's aggregate maturities as of June 30, 2014:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Principal payments on outstanding debt	$29,470,000	$—	$—	$—	$—	$244,127	$29,225,873
For the three and six months ended June 30, 2014, the Company incurred interest expense of $118,069. Interest expense for the three and six months ended June 30, 2014 includes amortization of deferred financing costs of $2,369 and net unrealized losses from the change in fair value of interest rate cap agreements of $83,212.
Interest expense of $18,878 and $0 was payable as of June 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

6.	Stockholders’ Equity
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through June 30, 2014, the Company had issued 1,591,743 shares of common stock in its Public Offering for offering proceeds of $20,045,431, net of offering costs of $3,482,556, including 1,759 shares of common stock pursuant to the DRP for total proceeds of $25,066. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $316,140 and $0 of amounts receivable from the Company’s transfer agent as of June 30, 2014 and December 31, 2013, respectively, which are included in other receivables in the accompanying consolidated balance sheets.
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
Included in general and administrative expenses is $12,562 and $50,264 for the three and six months ended June 30, 2014, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.66 years as of June 30, 2014.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, into one or more classes or series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the DRP at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

______________________________________________________________

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Distributions Declared
On April 4, 2014, the Company's board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company's common stock, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company's common stock. This distribution began to accrue on April 7, 2014. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2014 were $158,272, including $52,002, or 3,649 shares, of common stock attributable to the DRP.
As of June 30, 2014, $83,626 of distributions declared were payable, which included $26,935, or 1,890 shares of common stock, of distributions reinvested pursuant to the DRP.
Distributions Paid
There were no distributions paid in the first quarter of 2014. For the six months ended June 30, 2014, the Company paid cash distributions of $49,580, which related to distributions declared for each day in the period from April 7, 2014 through May 31, 2014. Additionally, for the six months ended June 30, 2014, 1,759 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $25,066. For the three and six months ended June 30, 2014, the Company paid total distributions of $74,646.

7.	Related Party Arrangements
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2014 are as follows:

	Incurred For the Three Months Ended June 30, 2014	Incurred For the Six Months Ended June 30, 2014
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$42,882
Investment management fees(1)	8,585	8,585
Acquisition fees(1)	441,443	441,443
Acquisition expenses(2)	205,475	208,884
Loan coordination fees(1)	294,700	294,700
Property management:
Fees(1)	7,122	7,122
Reimbursement of onsite personnel(3)	22,074	22,074
Other fees(1)	7,687	7,687
Other operating expenses(4)	127,739	257,352
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	85	85
Additional paid-in capital
Other offering costs reimbursement	1,010,563	1,448,333
Selling commissions	1,226,886	1,423,188
Dealer manager fees	555,362	611,035
	$3,907,721	$4,773,370
____________________________________________________________________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts attributable to the Advisor and its affiliates paid for the three and six months ended June 30, 2014 are as follows:

	Paid During the Three Months Ended June 30, 2014	Paid During the Six Months Ended June 30, 2014
Consolidated Statements of Operations:
Expensed
Organization costs	$42,882	$42,882
Investment management fees	—	—
Acquisition fees	426,254	426,254
Acquisition expenses	208,884	208,884
Loan coordination fees	294,700	294,700
Property management:
Fees	—	—
Reimbursement of onsite personnel	17,422	17,422
Other fees	778	778
Other operating expenses	7,312	7,312
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	85	85
Additional paid-in capital
Other offering costs reimbursement	1,351,144	1,351,144
Selling commissions	1,226,886	1,423,188
Dealer manager fees	555,362	611,035
	$4,131,709	$4,383,684

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Amounts outstanding to the Advisor and its affiliates as of June 30, 2014 and December 31, 2013 are as follows:

	Payable as of
	June 30, 2014	December 31, 2013
Consolidated Statement of Operations:
Expensed
Organization costs	$—	$—
Investment management fees	8,585	—
Acquisition fees	15,189	—
Acquisition expenses	—	—
Loan coordination fees	—	—
Property management:
Fees	7,122	—
Reimbursement of onsite personnel	4,652	—
Other fees	6,910	—
Other operating expenses	261,913	11,873
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	—	—
Additional paid-in capital
Other offering costs reimbursement	97,189	—
Selling commissions	—	—
Dealer manager fees	—	—
	$401,560	$11,873
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses borne by the Company exceed 15% of the gross proceeds raised in the Public Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share redemption plan. As of June 30, 2014, the Advisor had incurred $500,004 of amounts payable to Crossroads Capital Advisors for the services described above.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2014 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$23,502,921	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$3,525,438	15.00%

O&O expenses recorded:
Sales commissions paid	$1,423,188	6.06%
Broker dealer fees paid	611,035	2.60%
Offering cost reimbursements accrual	1,448,333	6.16%
Organizational costs reimbursements	42,882	0.18%
Total O&O cost reimbursements recorded by the Company	$3,525,438	15.00%

When recognized, organization costs are expensed as incurred. From inception through June 30, 2014, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and six months ended June 30, 2014, the Advisor incurred $2,145,555 and $3,669,044 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $4,890,437 from inception through June 30, 2014, of which $3,442,104 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $97,189 for the reimbursement of offering costs in the accompanying balance sheet as of June 30, 2014. The deferred offering costs of $3,442,104 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceed the 15% limitation described above.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the cost of the Company’s real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of investments in properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.
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
Loan Coordination Fee
The Company pays the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property or a real estate-related asset), the Company will pay the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at June 30, 2014 is 3.0% of the annual gross revenue collected at the property which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fee
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

each property under the Construction Management Agreements (each a “Construction Management Agreement”) will be in amounts that are usual and customary for comparable services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
For the three and six months ended June 30, 2014, the Company did not incur any construction management fees.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company will first test the 2%/25% Limitation for the four fiscal quarters ended September 30, 2014. The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2014, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program.

8.	Incentive Award Plan and Independent Director Compensation
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock.  In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. The Company recorded stock-based compensation expense of $12,562 and $50,264 for the three and six months ended June 30, 2014, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $60,750 and $116,500 for the three and six months ended June 30, 2014, respectively, related to the independent directors annual retainer.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

9.	Commitments and Contingencies
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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

10.	Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of June 30, 2014, the Company had two interest rate cap agreements with notional amounts totaling $29,470,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2014:

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	Jun 30, 2014	Dec 31, 2013
Villages at Spring Hill	Cap	Cap Floating Rate	5/22/2014	5/31/2015	$9,940,000	One-Month LIBOR	0.16%	2.00%	$48,110	$—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.50%
Harrison Place	Cap	Cap Floating Rate	6/30/2014	6/30/2015	19,530,000	One-Month LIBOR	0.16%	2.00%	104,198	—
				6/30/2016				2.50%
				6/30/2017				3.00%
				7/1/2018				3.50%
					$29,470,000				$152,308	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2014 resulted in an unrealized loss of $83,212, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $152,308 as of June 30, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2014. The Company acquired two properties during the three and six months ended June 30, 2014. These properties contributed $192,864 of revenues and $401,540 of net loss, including $150,296 of depreciation and amortization, to the Company's results of operations from the date of acquisition to June 30, 2014. The following unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,184,885	$1,019,049	$2,369,771	$2,038,098
Net loss	$(2,184,135)	$(1,083,667)	$(4,368,270)	$(2,167,334)
Basic and diluted net loss per common share	$(1.35)	$(0.67)	$(2.70)	$(1.34)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2014 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

12.	Subsequent Events
Status of Our Offering
The Company commenced its Public Offering on December 30, 2013. As of August 8, 2014, the Company had sold 2,693,960 shares of common stock in the Public Offering for gross proceeds of $40,006,132, including 7,557 shares of common stock issued pursuant to the DRP for gross offering proceeds of $107,688.
Distributions Paid
On July 1, 2014, the Company paid distributions of $83,626, which related to distributions declared for each day in the period from June 1, 2014 through June 30, 2014 and consisted of cash distributions paid in the amount of $56,691 and $26,935 in shares issued pursuant to the DRP.
On August 1, 2014, the Company paid distributions of $153,087, which related to distributions declared for each day in the period from July 1, 2014 through July 31, 2014 and consisted of cash distributions paid in the amount of $97,405 and $55,682 in shares issued pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to raise proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties or other real estate assets on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or the SEC, on March 21, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 15, 2014, and Section 1-A of this Quarterly Report on Form 10-Q.
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
On December 30, 2013, the SEC declared effective our registration statement on Form S-11 to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We commenced our initial public offering on December 30, 2013. We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share.  Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of June 30, 2014, we had sold 1,591,743 shares of common stock in our public offering for gross proceeds of $23,527,986, including 1,759 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $25,066. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.
As of June 30, 2014, we owned two multifamily properties located within the greater midwest and southern geographic regions of the United States. Our property portfolio consists of an aggregate of 483 apartment homes. The cost of our real estate portfolio was $42,064,250, exclusive of closing costs. At June 30, 2014, our portfolio was approximately 92.5%% leased.
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
Substantially all of our business will be conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly‑owned subsidiaries is the only limited partner of our operating partnership. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
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
Our Real Estate Portfolio
As of June 30, 2014, we owned the two multifamily apartment communities listed below:

	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Monthly Occupancy	Average Monthly Rent(1)
1	Villages at Spring Hill	Spring Hill, Tennessee	5/22/2014	176	$14,200,000	$9,940,000	92.6%	$784
2	Harrison Place Apartments	Indianapolis, Indiana	6/30/2014	307	27,864,250	19,530,000	92.5%	829
				483	$42,064,250	$29,470,000	92.5%	$807
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies and concessions.
Second Quarter Real Estate Acquisitions
Villages at Spring Hill
On May 22, 2014, we acquired a fee simple interest in the Villages at Spring Hill, or the Spring Hill property, located in Spring Hill, Tennessee for a purchase price of $14,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Spring Hill property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $9,940,000 from a financial institution. The Spring Hill property consists of 15 two-story residential buildings and a clubhouse and contains 176 units consisting of 32 one-bedroom apartments, 120 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 725 to 1,176 square feet and average 916 square feet.
Harrison Place Apartments
On June 30, 2014, we acquired a fee simple interest in the Harrison Place Apartments, or the Harrison Place property, located in Indianapolis, Indiana for a purchase price of $27,864,250, exclusive of closing costs. We financed the payment of the purchase price for the Harrison Place property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $19,530,000 from a financial institution. The Harrison Place property consists of 11 three-story garden-style residential buildings, 34 one-story duplexes, a clubhouse/leasing office, 15 carport buildings and 11 garage buildings and contains 307 units consisting of 72 one-bedroom apartments, 193 two-bedroom apartments and 42 three-bedroom apartments. The apartments range in size from 719 to 1,239 square feet and average 970 square feet.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the period from August 22, 2013 (inception) to December 31, 2013 filed with the SEC on March 21, 2014. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor and we will not pay any of the foregoing costs to the extent that such payment would cause total organization and offering expenses borne by us to exceed 15% of the gross proceeds raised in our initial public offering.
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
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code, and intend to operate as such beginning with the taxable year ending December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
On April 4, 2014, our board of directors first declared a distribution which began to accrue on April 7, 2014. Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) are calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions paid during each of the last two fiscal quarters ended June 30, 2014, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
First Quarter 2014	$—	$—	$—	$—	$—	$—	$—	$(118,984)
Second Quarter 2014	158,272	0.224	49,580	25,066	74,646	—	74,646	(701,015)
	$158,272	$0.224	$49,580	$25,066	$74,646	$—	$74,646	$(819,999)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.

(2)	Assumes each share was issued and outstanding each day during the period from April 7, 2014 to June 30, 2014.
For the three and six months ended June 30, 2014, we paid aggregate distributions of $74,646, including $49,580 of distributions paid in cash and 1,759 shares of our common stock issued pursuant to our distribution reinvestment plan for $25,066. For the three and six months ended June 30, 2014, our net loss was $1,647,016 and $1,925,948, we had negative funds from operations, or FFO, of $1,496,720 and $1,775,652 and net cash used in operations of $701,015 and $819,999, respectively. For the three and six months ended June 30, 2014, we funded $0 of distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with net cash provided by operating activities and $74,646 with proceeds from our public offering. On a cumulative basis, as of June 30, 2014, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy will be to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
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
As of June 30, 2014, we had not entered into any leases as a lessee.
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
We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from our initial public offering;

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	various forms of secured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, proceeds from our public offering, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured financing will be adequate to meet our liquidity requirements and capital commitments.
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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of June 30, 2014, we owned two multifamily properties. During the six months ended June 30, 2014, net cash used in operating activities was $819,999. Our operating cash flows during the six months ended June 30, 2014 were impacted by our net loss, offset partially by the adjustments for non-cash expenses, including depreciation and amortization and stock compensation, and amounts due to affiliates and accounts payable and accrued liabilities.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2014, net cash used in investing activities was $42,458,069 and was primarily the result of our acquisition of two properties for an aggregate purchase price of $42,064,250.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the six months ended June 30, 2014, net cash provided by financing activities was $48,932,711. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of the following:

•
$19,758,531 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $2,034,223 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,394,026;

•	$29,223,760 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $246,240; and

•	$49,580 of net cash distributions, after giving effect to distributions reinvested by stockholders of $25,066.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of June 30, 2014, we had indebtedness totaling an aggregate principal amount of $29,470,000. The following is a summary of our contractual obligations as of June 30, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$5,425,370	$294,491	$1,305,889	$1,314,718	$2,510,272
Principal payments on outstanding debt obligations	29,470,000	—	—	244,127	29,225,873
Total	$34,895,370	$294,491	$1,305,889	$1,558,845	$31,736,145
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2014. We incurred interest expense of $118,069 during the three and six months ended June 30, 2014, including amortization of deferred financing costs totaling $2,369.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
During the period from August 22, 2013 (inception) to May 22, 2014, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 22, 2014 in connection with the acquisitions of our first investment, the Spring Hill property, and subsequently acquired the Harrison Place property on June 30, 2014. Our results of operations for the three and six months ended June 30, 2014 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three and six months ended June 30, 2014, we had a net loss of $1,647,016 and $1,925,948 primarily due to the costs associated with our organization and offering costs related to our public offering further described in the notes to our consolidated financial statements included herein and the fact that we did not commence operations until May 22, 2014.
Total revenues
Rental income and tenant reimbursements were $192,864 for the three and six months ended June 30, 2014, which consisted primarily of $184,579 of rental income following the acquisition of the Spring Hill property and the Harrison Place property on May 22, 2014 and June 30, 2014, respectively. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for both properties.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $56,558 for the three and six months ended June 30, 2014. Real estate taxes and insurance were $20,351 for the three and six months ended June 30, 2014. These expenses resulted from the acquisition of the Spring Hill property and the Harrison Place property on May 22, 2014 and June 30, 2014, respectively. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for both properties
Fees to affiliates
Fees to affiliates were $759,537 and $802,419 for the three and six months ended June 30, 2014, respectively. These fees consist primarily of acquisition fees related to our acquisition of the Spring Hill property and the Harrison Place property as well as the dealer manager fees paid in connection with our ongoing public offering. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $150,296 for the three and six months ended June 30, 2014 and related to the Spring Hill property and the Harrison Place property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three and six months ended June 30, 2014 was $118,069. Included in interest expense is the amortization of deferred financing costs of $2,369 and the unrealized loss on derivative instruments of $83,212. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three and six months ended June 30, 2014 were $313,648 and $546,289, respectively. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Acquisition costs
Acquisition costs for the three and six months ended June 30, 2014 were $421,421 and $424,830, respectively, and were related to the acquisition of the Spring Hill property and the Harrison Place property. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.
Net Operating Income
Net Operating Income, or NOI, is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2014 computed in accordance with GAAP:

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Net loss	$(1,647,016)	$(1,925,948)
Fees to affiliates (1)	744,728	787,610
Depreciation and amortization	150,296	150,296
Interest expense	118,069	118,069
General and administrative expenses	313,648	546,289
Acquisition costs	421,421	424,830
Net operating income	$101,146	$101,146
____________________

(1)	Fees to affiliates for the three and six months ended June 30, 2014 excludes property management fees of $7,122 and $7,122 and other fees of $7,687 and $7,687, respectively, that are included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. However, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our company or another similar transaction) until five years after the completion of our offering stage. Thus, as a limited life REIT, we will not continuously purchase assets and will have a limited life.
Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate,

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2014:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Reconciliation of net loss to MFFO:
Net loss	$(1,647,016)	$(1,925,948)
Depreciation of real estate assets	55,086	55,086
Amortization of lease-related costs	95,210	95,210
FFO	(1,496,720)	(1,775,652)
Acquisition fees and expenses (1)(2)	1,157,564	1,160,973
Unrealized loss on derivative instruments	83,212	83,212
MFFO	$(255,944)	$(531,467)
________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2014 includes acquisition fees of $441,443 and loan coordination fees of $294,700 that are recorded in fees to affiliates in the accompanying statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2014 also includes acquisition expenses of $421,421 and $424,830, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 to our condensed consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

PART I — FINANCIAL INFORMATION (continued)

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
We intend to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2014, we did not have any fixed rate debt.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $29,470,000 of variable rate debt outstanding. Based on interest rates as of June 30, 2014, if interest rates were 100 basis points higher during the 12 months ending June 30, 2015, interest expense on our variable rate debt would increase by $273,959 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2015, interest expense on the variable rate debt would decrease by $42,518.
At June 30, 2014, the weighted-average interest rate of our variable rate debt was 2.09%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2014 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2014 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2014, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2014 were not in excess of the capped rates. See also Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
We have and may continue to pay distributions from the proceeds of our initial public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investments and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our initial public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded all of our distributions with the net proceeds of our public offerings. Of the $74,646 in total distributions we paid during the period from our inception through June 30, 2014, including shares issued pursuant to our distribution reinvestment plan, all such amounts were funded from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds avaialable for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall returne to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder's tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder's tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds.
During the three and six months ended June 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On December 30, 2013, our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of June 30, 2014, we had sold 1,589,984 shares of our common stock for gross offering proceeds of $23,502,921 in our public offering.
From inception through June 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

PART II — FINANCIAL INFORMATION (continued)

		Estimated/	Percentage of
Type of Expense Amount	Amount	Actual	Offering Proceeds
Selling commissions and dealer manager fees	$2,034,223	Actual	8.66%
Other organization and offering costs	1,491,215	Actual	6.34%
Total expenses	$3,525,438		15.00%
Total public offering proceeds (excluding DRP proceeds)	$23,502,921	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15.00%	Actual	15.00%

From the commencement of our initial public offering through June 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $20,002,549, including net offering proceeds from our distribution reinvestment plan of $25,066. For the period from inception through June 30, 2014, the ratio of the cost of raising capital was approximately 15.00%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2014, we had invested in two multifamily properties for a total purchase price of $42,064,250. These property acquisitions were funded from proceeds of our offerings and $29,470,000 in secured financings.
During the three and six months ended June 30, 2014, we received no redemption requests and we did not redeem any shares of our common stock pursuant to our share repurchase plan.
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

PART II — FINANCIAL INFORMATION (continued)

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

10.1	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 30, 2014).
10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 7, 2014, by and between Steadfast Asset Holdings, Inc. and Villages at Spring Hill, L.P. and First American Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 29, 2014).

10.3
Assignment and Assumption of Purchase Agreement, dated as of May 22, 2014, by and between Steadfast Asset Holdings, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 29, 2014).

10.4
Property Management Agreement, made and entered into as of May 22, 2014, by and between Steadfast Management Company, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 29, 2014).

10.5
Multifamily Note, effective as of May 22, 2014, by STAR at Spring Hill, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 29, 2014).

10.6
Multifamily Loan and Security Agreement (Non-Recourse), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 29, 2014).

10.7
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Tennessee), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 29, 2014).

10.8
Guaranty of Non-Recourse Obligations, dated as of May 22, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 29, 2014).

10.9
Environmental Indemnity, dated as of May 22, 2014, by STAR at Spring Hill, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed May 29, 2014).

10.10
Assignment of Management Agreement, dated as of May 22, 2014, by and among STAR at Spring Hill, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed May 29, 2014).

10.11
Sale and Purchase Agreement, made as of April 29, 2014, by and between Steadfast Asset Holdings, Inc. and Harrison Place Investments, LLC and Chicago Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 7, 2014).

10.12
First Amendment to Sale and Purchase Agreement, dated as of June 25, 2014, made between Harrison Place Investments, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 7, 2014).

10.13
Assignment and Assumption of Purchase Agreement, dated as of June 30, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 7, 2014).

10.14
Property Management Agreement, made and entered into as of June 30, 2014, by and between Steadfast Management Company, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 7, 2014).

10.15
Construction Management Services Agreement entered into as of June 30, 2014, by and between STAR Harrison Place, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 7, 2014).

PART II — FINANCIAL INFORMATION (continued)

10.16
Multifamily Note, effective as of June 30, 2014, by STAR Harrison Place, LLC in favor of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed July 7, 2014).

10.17
Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 30, 2014, by and between STAR Harrison Place, LLC and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed July 7, 2014).

10.18
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Indiana), dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed July 7, 2014).

10.19
Guaranty of Non-Recourse Obligations, dated as of June 30, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed July 7, 2014).

10.20
Environmental Indemnity, dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed July 7, 2014).

10.21
Assignment of Management Agreement, dated as of June 30, 2014, by STAR Harrison Place, LLC, CBRE Multifamily Capital, Inc. and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed July 7, 2014).

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

Steadfast Apartment REIT, Inc.

Date: August 13, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date: August 13, 2014	By:	/s/ Kevin J. Keating
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

10.1	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 30, 2014).
10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 7, 2014, by and between Steadfast Asset Holdings, Inc. and Villages at Spring Hill, L.P. and First American Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 29, 2014).

10.3
Assignment and Assumption of Purchase Agreement, dated as of May 22, 2014, by and between Steadfast Asset Holdings, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 29, 2014).

10.4
Property Management Agreement, made and entered into as of May 22, 2014, by and between Steadfast Management Company, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed May 29, 2014).

10.5
Multifamily Note, effective as of May 22, 2014, by STAR at Spring Hill, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed May 29, 2014).

10.6
Multifamily Loan and Security Agreement (Non-Recourse), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed May 29, 2014).

10.7
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Tennessee), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed May 29, 2014).

10.8
Guaranty of Non-Recourse Obligations, dated as of May 22, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 29, 2014).

10.9
Environmental Indemnity, dated as of May 22, 2014, by STAR at Spring Hill, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed May 29, 2014).

10.10
Assignment of Management Agreement, dated as of May 22, 2014, by and among STAR at Spring Hill, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed May 29, 2014).

10.11
Sale and Purchase Agreement, made as of April 29, 2014, by and between Steadfast Asset Holdings, Inc. and Harrison Place Investments, LLC and Chicago Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed July 7, 2014).

10.12
First Amendment to Sale and Purchase Agreement, dated as of June 25, 2014, made between Harrison Place Investments, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed July 7, 2014).

10.13
Assignment and Assumption of Purchase Agreement, dated as of June 30, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed July 7, 2014).

10.14
Property Management Agreement, made and entered into as of June 30, 2014, by and between Steadfast Management Company, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed July 7, 2014).

10.15
Construction Management Services Agreement entered into as of June 30, 2014, by and between STAR Harrison Place, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed July 7, 2014).

10.16
Multifamily Note, effective as of June 30, 2014, by STAR Harrison Place, LLC in favor of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed July 7, 2014).

10.17
Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 30, 2014, by and between STAR Harrison Place, LLC and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed July 7, 2014).

10.18
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Indiana), dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed July 7, 2014).

10.19
Guaranty of Non-Recourse Obligations, dated as of June 30, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed July 7, 2014).

10.20
Environmental Indemnity, dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed July 7, 2014).

10.21
Assignment of Management Agreement, dated as of June 30, 2014, by STAR Harrison Place, LLC, CBRE Multifamily Capital, Inc. and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed July 7, 2014).

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