Form 10-Q
period 2014-09-30
Steadfast Apartment REIT, Inc.
filed 2014-11-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2014, there were 5,832,486 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	2
Consolidate Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and for the period from August 22, 2013 (Inception) to December 31, 2013 (unaudited)	3
Consolidated Statements of Stockholders’ Equity for the period from August 22, 2013 (Inception) to December 31, 2013 and for the nine months ended September 30, 2014 (unaudited)	4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 (unaudited)	5
Condensed Notes to Consolidated Financial Statements as of September 30, 2014 (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	44

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	47
Signatures	49

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$14,537,515	$—
Building and improvements	70,320,135	—
Tenant origination and absorption costs	2,314,230	—
Total real estate, cost	87,171,880	—
Less accumulated depreciation and amortization	(1,354,372)	—
Total real estate, net	85,817,508	—
Cash and cash equivalents	20,258,072	203,500
Restricted cash	1,067,730	—
Rents and other receivables	461,983	—
Deferred financing costs and other assets, net	3,526,090	—
Total assets	$111,131,383	$203,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,870,005	$74,771
Mortgage notes payable	60,970,000	—
Distributions payable	271,654	—
Due to affiliates	593,502	11,873
Total liabilities	63,705,161	86,644
Commitments and contingencies (Note 9)
Redeemable common stock	200,556	—
Stockholders’ Equity:
Preferred stock, $0.01 per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 4,167,638 and 13,500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	41,676	135
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	10	10
Additional paid-in capital	52,430,352	203,355
Cumulative distributions and net losses	(5,246,372)	(86,644)
Total stockholders’ equity	47,225,666	116,856
Total liabilities and stockholders’ equity	$111,131,383	$203,500

 See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Period from August 22, 2013 (Inception) to September 30, 2013
Revenues:
Rental income	$1,601,385	$1,785,964	$—
Tenant reimbursements and other	138,663	146,948	—
Total revenues	1,740,048	1,932,912	—
Expenses:
Operating, maintenance and management	441,824	498,382	—
Real estate taxes and insurance	284,297	304,649	—
Fees to affiliates	953,666	1,713,203	—
Depreciation and amortization	1,204,076	1,354,372	—
Interest expense	287,399	405,468	—
General and administrative expenses	486,056	1,075,227	22,792
Acquisition costs	515,705	940,535	—
Total expenses	4,173,023	6,291,836	22,792
Net loss	(2,432,975)	(4,358,924)	(22,792)
Net loss per common share - basic and diluted	$(0.86)	$(3.56)	$(2.41)
Weighted average number of common shares outstanding - basic and diluted	2,833,846	1,224,298	9,450
Distributions declared per share	$0.227	$0.436	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss for the period from August 22, 2013 (inception) to December 31, 2013	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	135	1,000	10	203,355	(86,644)	116,856
Issuance of common stock	4,154,138	41,541	—	—	61,505,398	—	61,546,939
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(5,649,279)	—	(5,649,279)
Transfers to redeemable common stock	—	—	—	—	(200,556)	—	(200,556)
Other offering costs to affiliates	—	—	—	—	(3,509,796)	—	(3,509,796)
Distributions declared	—	—	—	—	—	(800,804)	(800,804)
Amortization of stock-based compensation	—	—	—	—	81,230	—	81,230
Net loss for the nine months ended September 30, 2014	—	—	—	—	—	(4,358,924)	(4,358,924)
BALANCE, September 30, 2014	4,167,638	$41,676	1,000	$10	$52,430,352	$(5,246,372)	$47,225,666

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2014	Period from August 22, 2013 (Inception) to September 30, 2013
Cash Flows from Operating Activities:
Net loss	$(4,358,924)	$(22,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,354,372	—
Amortization of deferred financing costs	11,520	—
Amortization of stock-based compensation	81,230	—
Change in fair value of interest rate cap agreements	140,339	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(900,706)	—
Rents and other receivables	(20,953)	—
Other assets	(292,011)	—
Accounts payable and accrued liabilities	1,795,234	19,167
Due to affiliates, net	460,036	3,625
Net cash used in operating activities	(1,729,863)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(85,518,265)	—
Additions to real estate investments	(107,630)	—
Escrow deposits for pending real estate acquisitions	(3,931,200)	—
Restricted cash for investing activities	(167,024)	—
Purchase of interest rate caps	(502,483)	—
Cash used in investing activities	(90,226,602)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	60,970,000	—
Proceeds from issuance of common stock	60,905,353	202,500
Proceeds from issuance of convertible stock	—	1,000
Payments of commissions on sale of common stock and related dealer manager fees	(5,649,279)	—
Reimbursement of other offering costs to affiliates	(3,388,203)	—
Payment of deferred financing costs	(498,240)	—
Distributions to common stockholders	(328,594)	—
Net cash provided by financing activities	112,011,037	203,500
Net increase in cash and cash equivalents	20,054,572	203,500
Cash and cash equivalents, beginning of period	203,500	—
Cash and cash equivalents, end of period	$20,258,072	$203,500

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$146,120	$—
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$271,654	$—
Application of escrow deposits to acquire real estate	$1,545,985	$—
Increase in amounts receivable from transfer agent	$441,030	$—
Increase in amounts payable to affiliates for other offering costs	$121,593	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$(200,556)	$—

 See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the sole general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, executed a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a capital contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of September 30, 2014, the Company owned four multifamily properties comprising a total of 1,047 apartment homes. For more information on the Company's real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of September 30, 2014, the Company had sold 4,139,141 shares of common stock in the Public Offering for gross proceeds of $61,546,939, including 14,074 shares of common stock issued pursuant to the DRP for gross offering proceeds of $200,556. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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
September 30, 2014
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements herein should be read in conjunction with the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from August 22, 2013 (inception) to December 31, 2013.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The following table reflects the Company's assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$362,144	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates and mortgage notes payable.
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2014 and December 31, 2013, the carrying value of the mortgage notes payable approximated their fair value.
Distribution Policy
The Company intends to elect to be taxed as a REIT and to operate as a REIT for federal income tax purposes commencing with the Company’s taxable year ending December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the nine months ended September 30, 2014, were based on daily record dates during the period from April 7, 2014 to September 30, 2014 and calculated at a rate of $0.002466 per share per day. Each day during the period from April 7, 2014 to September 30, 2014 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, the Company’s financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2014, the Company declared distributions totaling $0.227 and $0.436 per share of common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
In August 2014, the FASB issued new guidance that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently investigating the impact of this new guidance.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

3.	Real Estate
As of September 30, 2014, the Company owned four multifamily properties, comprising of a total of 1,047 apartment homes. The total acquisition price of the Company’s real estate portfolio was $87,064,250. As of September 30, 2014, the Company’s portfolio was approximately 95.4% occupied and the average monthly rent was $809.
Current Year Acquisitions
During the nine months ended September 30, 2014, the Company acquired the following properties:

						Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Acquisition Fee	Loan Coordination Fee	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Villages at Spring Hill	Spring Hill, TN	5/22/2014	176	$147,484	$99,400	$1,130,314	$12,650,066	$419,620	$14,200,000
Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	296,186	195,300	3,087,687	24,288,806	487,757	27,864,250
Club at Summer Valley	Austin, TX	8/28/2014	260	231,751	150,500	4,850,153	15,986,068	663,779	21,500,000
Terrace Cove	Austin, TX	8/28/2014	304	254,984	164,500	5,469,361	17,287,565	743,074	23,500,000
			1,047	$930,405	$609,700	$14,537,515	$70,212,505	$2,314,230	$87,064,250
As of September 30, 2014, accumulated depreciation and amortization related to the Company's consolidated real estate properties and related intangibles were as follows:

	September 30, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$14,537,515	$70,320,135	$2,314,230	$87,171,880
Less: Accumulated depreciation and amortization	—	(540,747)	(813,625)	(1,354,372)
Net investments in real estate and related lease intangibles	$14,537,515	$69,779,388	$1,500,605	$85,817,508
Depreciation and amortization expenses were $1,204,076 and $1,354,372 for the three and nine months ended September 30, 2014.
Amortization of the Company’s tenant origination and absorption costs was $718,415 and $813,625 for the three and nine months ended September 30, 2014. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2014, the Company’s real estate portfolio comprised 1,047 residential units and was 95.4% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $181,134 and $0 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, no tenant represented over 10% of the Company's annualized base rent.

4.	Deferred Financing Costs and Other Assets
As of December 31, 2013, there were no deferred financing costs and other assets. As of September 30, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

September 30, 2014
Deferred financing costs	$498,240
Less: accumulated amortization	(11,520)
486,720
Prepaid expenses	173,480
Interest rate cap agreements	362,144
Escrow deposits for pending real estate acquisitions	2,385,215
Deposits	118,531
$3,526,090

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

5.	Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of September 30, 2014. There were no mortgage notes payable as of December 31, 2013.

	Property Name	Payment Type	Maturity Date	Interest Rate	Principal Outstanding at September 30, 2014
1	Villages at Spring Hill	Principal and interest (1)	June 1, 2024	LIBOR + 2.13% (2)	$9,940,000
2	Harrison Place Apartments	Principal and interest (1)	July 1, 2024	LIBOR + 1.84% (2)	19,530,000
3	Club at Summer Valley	Principal and interest (1)	September 1, 2024	LIBOR + 1.98% (2)	15,050,000
4	Terrace Cove	Principal and interest (1)	September 1, 2024	LIBOR + 1.98% (2)	16,450,000
					$60,970,000
_________________

(1)	A monthly payment of interest only is due and payable for 48 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(2)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company's variable rate loans.
The following is a summary of the Company's aggregate maturities as of September 30, 2014:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015	2016	2017	2018	Thereafter
Principal payments on outstanding debt	$60,970,000	$—	$—	$—	$—	$386,573	$60,583,427
For the three and nine months ended September 30, 2014, the Company incurred interest expense of $287,399 and $405,468, respectively. Interest expense for the three and nine months ended September 30, 2014 includes amortization of deferred financing costs of $9,151 and $11,520 and net unrealized losses from the change in fair value of interest rate cap agreements of $57,127 and $140,339, respectively.
Interest expense of $107,489 and $0 was payable as of September 30, 2014 and December 31, 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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
September 30, 2014
(unaudited)

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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through September 30, 2014, the Company had issued 4,139,141 shares of common stock in its Public Offering for offering proceeds of $52,387,864, net of offering costs of $9,159,075, including 14,074 shares of common stock pursuant to the DRP for total proceeds of $200,556. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $441,030 and $0 of amounts due from the Company’s transfer agent as of September 30, 2014 and December 31, 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On February 27, 2014, the Company granted 3,333 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share in connection with the Company raising $2,000,000 in the Public Offering. On August 6, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company's independent directors' compensation plan at a fair value of $15.00 per share as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
Included in general and administrative expenses is $30,967 and $81,230 for the three and nine months ended September 30, 2014, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.56 years as of September 30, 2014.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, into one or more classes or series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

of shares of any class or series that the Company has authority to issue. As of September 30, 2014 and December 31, 2013, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP is $14.25.  The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock offered in the Public Offering and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may, in its sole discretion, amend, suspend, or terminate the DRP at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
September 30, 2014
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
September 30, 2014
(unaudited)

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
Distributions declared for the three and nine months ended September 30, 2014 were $642,532 and $800,804, including $269,216 and $321,218, or 18,892 and 22,542 shares, of common stock, respectively, attributable to the DRP.
As of September 30, 2014, $271,654 of distributions declared were payable, which included $120,662, or 8,467 shares of common stock, of distributions reinvested pursuant to the DRP.
Distributions Paid
For three and nine months ended September 30, 2014, the Company paid cash distributions of $279,014 and $328,594, which related to distributions declared for each day in the period from June 1, 2014 through August 31, 2014 and April 7, 2014 through August 31, 2014, respectively. Additionally, for the three and nine months ended September 30, 2014, 12,315 and 14,074 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $175,490 and $200,556. For the three and nine months ended September 30, 2014, the Company paid total distributions of $454,504 and $529,150.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

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
Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2014 and for the period from August 22, 2013 (inception) to September 30, 2013 and amounts outstanding to the Advisor and its affiliates as of September 30, 2014 and December 31, 2013 are as follows:

	Incurred For the			Payable as of
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Period from August 22, 2013 (Inception) to September 30, 2013	September 30, 2014	December 31, 2013
Consolidated Statements of Operations:
Expensed
Organization costs(4)	$—	$42,882	$—	$—	$—
Investment management fees(1)	80,155	88,740	—	41,397	—
Acquisition fees(1)	488,962	930,405	—	46,416	—
Acquisition expenses(2)	307,183	516,067	—	—	—
Loan coordination fees(1)	315,000	609,700	—	—	—
Property management:
Fees(1)	50,915	58,037	—	27,626	—
Reimbursement of onsite personnel(3)	141,426	163,500	—	36,720	—
Other fees(1)	18,634	26,321	—	2,249	—
Other operating expenses(4)	173,320	430,672	3,625	274,481	11,873
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	5,439	5,524	—	138	—
Additional paid-in capital
Other offering costs reimbursement	2,061,463	3,509,796	—	164,475	—
Selling commissions	2,486,052	3,909,240	—	—	—
Dealer manager fees	1,129,004	1,740,039	—	—	—
	$7,257,553	$12,030,923	$3,625	$593,502	$11,873
____________________________________________________________________________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014.
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
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share redemption plan. As of September 30, 2014, the Advisor had incurred $750,006 of amounts payable to Crossroads Capital Advisors for the services described above.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2014 is as follows:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$61,346,383	100.00%
O&O limitation	15%
Total O&O costs available to be paid/reimbursed	$9,201,957	15.00%

O&O expenses recorded:
Sales commissions paid	$3,909,240	6.37%
Broker dealer fees paid	1,740,039	2.84%
Offering cost reimbursements accrual	3,509,796	5.72%
Organizational costs reimbursements	42,882	0.07%
Total O&O cost reimbursements recorded by the Company	$9,201,957	15.00%

When recognized, organization costs are expensed as incurred. From inception through September 30, 2014, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and nine months ended September 30, 2014, the Advisor incurred $2,078,946 and $5,747,990 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $6,969,383 from inception through September 30, 2014, of which $3,459,587 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $164,475 for the reimbursement of offering costs in the accompanying balance sheet as of September 30, 2014. The deferred offering costs of $3,459,587 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceed the 15% limitation described above.
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
September 30, 2014
(unaudited)

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at September 30, 2014 is 3.0% of the annual gross revenue collected at the property which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support, and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fee
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees will be in an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2% 25% Limitation”). The Company's first test of the 2%/25% Limitation is for the four fiscal quarters ended September 30, 2014. The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “Average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the four fiscal quarters ended September 30, 2014, the Company's total operating expenses exceeded the 2%/25% Limitation by $583,345 (the “Excess Amount”). The Company's independent directors have determined that such Excess Amount was justified based on unusual and non-recurring factors, including the fact that the Excess Amount reflects legitimate total operating expenses necessary for the operation of the Company’s business, the Company was in registration for its initial public offering of common stock from September 6, 2013 through December 30, 2013, the Company did not commence operations until its first property acquisition on May 22, 2014 and the rate of investments thereafter caused the expenses incurred as a result of being a public company to be disproportionate to the Company’s average invested assets and net income.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2014, the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2014.
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
September 30, 2014
(unaudited)

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
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On August 7, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the annual meeting of stockholders. The Company recorded stock-based compensation expense of $30,967 and $81,230 for the three and nine months ended September 30, 2014, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $57,750 and $174,250 for the three and nine months ended September 30, 2014, respectively, related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company recorded an operating expense of $19,167 for the period from August 22, 2013 (inception) to September 30, 2013 related to the independent directors annual retainer, which is included in the general and administrative expenses in the accompanying consolidated statements of operations

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Concentration of Credit Risk
The geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Austin, Texas, Indianapolis, Indiana and Nashville, Tennessee apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
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
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of September 30, 2014, the Company had four interest rate cap agreements with notional amounts totaling $60,970,000. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2014:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	September 30, 2014	December 31, 2013
Villages at Spring Hill	Cap	Cap Floating Rate	5/22/2014	5/31/2015	$9,940,000	One-Month LIBOR	0.1565%	2.00%	$49,302	$—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.50%
Harrison Place	Cap	Cap Floating Rate	6/30/2014	6/30/2015	19,530,000	One-Month LIBOR	0.1565%	2.00%	106,539	—
				6/30/2016				2.50%
				6/30/2017				3.00%
				7/1/2018				3.50%
Club at Summer Valley	Cap	Cap Floating Rate	8/28/2014	8/31/2015	15,050,000	One-Month LIBOR	0.1565%	2.00%	98,567	—
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
Terrace Cove	Cap	Cap Floating Rate	8/28/2014	8/31/2015	16,450,000	One-Month LIBOR	0.1565%	2.00%	107,736	—
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
					$60,970,000				$362,144	$—
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2014 resulted in an unrealized loss of $57,127 and $140,339, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $362,144 as of September 30, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11. Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2014. The Company acquired two properties during the three months ended September 30, 2014 and four properties during the nine months ended September 30, 2014. These properties contributed $1,932,912 of revenues and $1,202,384 of net loss, including $1,354,372 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to September 30, 2014. The following unaudited pro forma information for the three and nine months ended September 30, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,653,716	$2,531,041	$7,961,147	$7,593,124
Net loss	$(2,823,952)	$(3,888,842)	$(8,471,857)	$(11,666,525)
Basic and diluted net loss per common share	$(0.68)	$(0.93)	$(2.03)	$(2.79)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2014 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.

12.	Subsequent Events
Status of Our Offering
The Company commenced its Public Offering on December 30, 2013. As of November 10, 2014, the Company had sold 5,803,989 shares of common stock in the Public Offering for gross proceeds of $86,341,561, including 34,037 shares of common stock issued pursuant to the DRP for gross offering proceeds of $485,031.
Distributions Paid
On October 1, 2014, the Company paid distributions of $271,654, which related to distributions declared for each day in the period from September 1, 2014 through September 30, 2014 and consisted of cash distributions paid in the amount of $150,992 and $120,662 in shares issued pursuant to the DRP.
On November 3, 2014, the Company paid distributions of $363,414, which related to distributions declared for each day in the period from October 1, 2014 through October 31, 2014 and consisted of cash distributions paid in the amount of $199,600 and $163,814 in shares issued pursuant to the DRP.
Amendment and Restatement of the Dealer Manager Agreement
On October 15, 2014, the Company entered into the Amended and Restated Dealer Manager Agreement, with the Dealer Manager, which amends the original Dealer Manager Agreement to remove the option for the Dealer Manager, or a participating dealer in the Primary Offering, to elect a trailing sales commission collectively equal to 8.0% of the gross proceeds from the sale of primary shares in the Primary Offering.
Acquisition of AMLI at McGinnis Ferry
On October 16, 2014, the Company acquired a fee simple interest in a 696-unit mulitfamily residential community located in Suwanee, Goergia, commonly known as AMLI at McGinnis Ferry (the “McGinnis Property”), for an aggregate purchase price of $98,500,000, exclusive of closing costs. The Company has initiated the process to re-name the McGinnis Property to “The Residences on McGinnis Ferry.”
The Company financed the payment of the purchase price for the McGinnis Property with (1) proceeds from the Public Offering and (2) a loan in the aggregate principal amount of $73,660,600. The McGinnis Property consists of 40 residential buildings consisting of 208 one-bedroom apartments, 372 two-bedroom apartments and 116 three-bedroom apartments . The apartments range in size from 888 to 1,515 square feet and average 1,217 square feet. An acquisition fee of approximately $1,100,000 and a loan coordination fee of $737,000 were earned by the Advisor in connection with the acquisition of the McGinnis Property.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The Company has not yet measured the fair value of the tangible and identifiable intangible assets and liabilities of the acquisition.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to raise proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties or other real estate assets on terms that are favorable to us;

•	a lack of diversity in our property portfolio due to geographic concentration and size;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, or the SEC, on March 21, 2014 and Part II, Item 1A of this quarterly report.
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
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000 (including shares purchased in our public offering by our sponsor, its affiliates and our directors and officers). On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of September 30, 2014, we had sold 4,139,141 shares of common stock in our public offering for gross proceeds of $61,546,939, including 14,074 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $200,556. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.
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
Substantially all of our business will be conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly‑owned subsidiaries is the only limited partner of our operating partnership. As we accept subscriptions for shares of common stock, we will transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

classification could result in our operating partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
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
Our Real Estate Portfolio
As of September 30, 2014, we owned the four multifamily apartment communities listed below:

	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Monthly Occupancy(1)	Average Monthly Rent(2)
1	Villages at Spring Hill	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	97.2%	$828
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	94.5%	811
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	94.6%	818
4	Terrace Cove	Austin, TX	8/28/2014	304	23,500,000	16,450,000	96.1%	787
				1,047	$87,064,250	$60,970,000	95.4%	$809
________________

(1)	At September 30, 2014, our portfolio was approximately 97.6% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies and concessions.
Third Quarter Real Estate Acquisitions
Club at Summer Valley
On August 28, 2014, we acquired a fee simple interest in Club at Summer Valley, or the Summer Valley property, located in Austin, Texas for a purchase price of $21,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Summer Valley property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $15,050,000 from a financial institution. The Summer Valley property consists of 12 two- and three-story garden style residential buildings, two two-story townhouse-style residential buildings, three one-story cottage-style residential buildings and a clubhouse/leasing office. The Summer Valley property contains 260 units consisting of 204 one-bedroom apartments and 56 two-bedroom apartments that average 741 square feet.
Terrace Cove
On August 28, 2014, we acquired a fee simple interest in the Terrace Cove Apartments, or the Terrace Cove property, located in Austin, Texas for a purchase price of $23,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Terrace Cove property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $16,450,000 from a financial institution. The Terrace Cove property consists of 21 one-, two-, and three-story garden-style residential buildings and a clubhouse/leasing office. The Terrace Cove property contains 304 units consisting of 180 one-bedroom apartments and 124 two-bedroom apartments that average 712 square feet.

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
Other Operating Expense Reimbursement
In addition to the various fees paid to our advisor, we are obligated to pay directly or reimburse all expenses incurred by our advisor in providing services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We will not reimburse our advisor for employee costs in connection with services for which our advisor or its affiliates receive acquisition fees or disposition fees or for the employee costs our advisor pays to our executive officers.
Our charter limits our total operating expenses during any four fiscal quarters to the greater of 2% of our average invested assets or 25% of our net income for the same period (which we refer to as the “2% 25% limitation”). Our first test of the 2%/25% limitation is for the four fiscal quarters ended September 30, 2014. We may reimburse our advisor, at the end of each fiscal quarter, for operating expenses incurred by our advisor; provided, however, that we shall not reimburse our advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Our advisor must reimburse us for the amount by which our operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% limitation, unless approved by the independent directors. For purposes of determining the 2%/25% limitation amount, “average

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

invested assets” means the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including our allocable share of our advisor's overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of our common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the four fiscal quarters ended September 30, 2014, our total operating expenses exceeded the 2%/25% limitation by $583,345, or the excess amount. Our independent directors have determined that such excess amount was justified based on unusual and non-recurring factors, including the fact that the excess amount reflects legitimate total operating expenses necessary for the operation of our business, we were in registration for our initial public offering of common stock from September 6, 2013 through December 30, 2013, we did not commence operations until our first property acquisition on May 22, 2014 and the rate of investments thereafter caused the expenses incurred as a result of being a public company to be disproportionate to our average invested assets and net income.
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
We will follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements.
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
The distributions paid as of September 30, 2014, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

			Distributions Paid			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
Second Quarter 2014	$158,272	$0.209	$49,580	$25,066	$74,646	$—	$74,646	$(701,015)
Third Quarter 2014	642,532	0.227	279,014	175,490	454,504	—	454,504	(909,864)
	$800,804	$0.436	$328,594	$200,556	$529,150	$—	$529,150	$(1,610,879)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.

(2)	Assumes each share was issued and outstanding each day during the period from April 7, 2014 to September 30, 2014.
For the three and nine months ended September 30, 2014, we paid aggregate distributions of $454,504 and $529,150, including $279,014 and $328,594 of distributions paid in cash and 12,315 and 14,074 shares of our common stock issued pursuant to our distribution reinvestment plan for $175,490 and $200,556. For the three and nine months ended September 30, 2014, our net loss was $2,432,975 and $4,358,924, we had negative funds from operations, or FFO, of $1,228,899 and $3,004,552 and net cash used in operations of $909,864 and $1,729,863, respectively. For the three and nine months ended September 30, 2014, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. On a cumulative basis, as of September 30, 2014, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Inflation
Substantially all of our multifamily property are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
As of September 30, 2014, we had not entered into any leases as a lessee.
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
We use secured borrowings, and intend to use in the future secured and unsecured borrowings for the acquisition of properties. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of September 30, 2014, we owned four multifamily properties. During the nine months ended September 30, 2014, net cash used in operating activities was $1,729,863. Our operating cash flows during the nine months ended September 30, 2014 were impacted by our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for amounts due to affiliates and accounts payable and accrued liabilities.
Cash Flows Used in Investing Activities
Cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2014, net cash used in investing activities was $90,226,602 and was primarily the result of our acquisition of four properties for an aggregate purchase price of $87,064,250.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the nine months ended September 30, 2014, net cash provided by financing activities was $112,011,037. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of the following:

•
$51,867,871 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $5,649,279 and (2) the reimbursement of other offering costs to affiliates in the amount of $3,388,203;

•	$60,471,760 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $498,240; and

•	$328,594 of net cash distributions, after giving effect to distributions reinvested by stockholders of $200,556.
Contractual Commitments and Contingencies
We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.

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
As of September 30, 2014, we had indebtedness totaling an aggregate principal amount of $60,970,000. The following is a summary of our contractual obligations as of September 30, 2014:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$10,230,834	$335,877	$2,696,096	$2,701,702	$4,497,159
Principal payments on outstanding debt obligations	60,970,000	—	—	386,573	60,583,427
Total	$71,200,834	$335,877	$2,696,096	$3,088,275	$65,080,586
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2014. We incurred interest expense of $287,399 and $405,468 during the three and nine months ended September 30, 2014, including amortization of deferred financing costs totaling $9,151 and $11,520.

Results of Operations
During the period from August 22, 2013 (inception) to May 22, 2014, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Spring Hill property, and subsequently acquired three additional properties through September 30, 2014. Our results of operations for the three and nine months ended September 30, 2014 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three and nine months ended September 30, 2014, we had a net loss of $2,432,975 and $4,358,924 primarily due to depreciation and amortization expenses, fees to affiliates, acquisition costs, and operating expenses after commencing operations on May 22, 2014.
Total revenues
Rental income and tenant reimbursements were $1,740,048 and $1,932,912 for the three and nine months ended September 30, 2014, which consisted primarily of $1,601,385 and $1,785,964 of rental income following the acquisition of the Spring Hill property, the Harrison Place property, the Summer Valley property and the Terrace Cove property. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for all properties.

PART I — FINANCIAL INFORMATION (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management expenses
Operating, maintenance and management expenses were $441,824 and $498,382 for the three and nine months ended September 30, 2014. These expenses resulted from the acquisition of the Spring Hill property, the Harrison Place property, the Summer Valley property and the Terrace Cove property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $284,297 and $304,649 for the three and nine months ended September 30, 2014. We incurred these expenses in connection with the operations of our multifamily properties. We expect these amounts to increase as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates were $953,666 and $1,713,203 for the three and nine months ended September 30, 2014. These fees consisted primarily of acquisition fees and loan coordination fees related to our acquisition and financing of the Spring Hill property, the Harrison Place property, the Summer Valley property and the Terrace Cove property, as well as the dealer manager fees paid in connection with our ongoing public offering. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $1,204,076 and $1,354,372 for the three and nine months ended September 30, 2014 and related to the ownership of the Spring Hill property, the Harrison Place property, the Summer Valley property and the Terrace Cove property. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the three and nine months ended September 30, 2014 was $287,399 and $405,468. Included in interest expense is the amortization of deferred financing costs of $9,151 and $11,520 and the unrealized loss on derivative instruments of $57,127 and $140,339. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three and nine months ended September 30, 2014 were $486,056 and $1,075,227. These general and administrative costs consisted primarily of legal fees, D&O insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three and nine months ended September 30, 2014 were $515,705 and $940,535, respectively, and were related to the acquisition of two multifamily properties during the three months ended September 30, 2014 and four multifamily properties during the nine months ended September 30, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.
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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2014 computed in accordance with GAAP:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Net loss	$(2,432,975)	$(4,358,924)
Fees to affiliates (1)	884,116	1,628,845
Depreciation and amortization	1,204,076	1,354,372
Interest expense	287,399	405,468
General and administrative expenses	486,056	1,075,227
Acquisition costs	515,705	940,535
Net operating income	$944,377	$1,045,523
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2014 excludes property management fees of $50,916 and $58,037 and other fees of $18,634 and $26,321, respectively, that are included in NOI.

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2014:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Reconciliation of net loss to MFFO:
Net loss	$(2,432,975)	$(4,358,924)
Depreciation of real estate assets	485,661	540,747
Amortization of lease-related costs	718,415	813,625
FFO	(1,228,899)	(3,004,552)
Acquisition fees and expenses (1)(2)	1,319,667	2,480,640
Unrealized loss on derivative instruments	57,127	140,339
MFFO	$147,895	$(383,573)
________________

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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2014 includes acquisition fees of $488,962 and $930,405 and loan coordination fees of $315,000 and $609,700, respectively, that are recorded in fees to affiliates in the accompanying statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2014 also includes acquisition expenses of $515,705 and $940,535, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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

PART I — FINANCIAL INFORMATION (continued)

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2014, we did not have any fixed rate debt.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2014, we were exposed to market risks related to fluctuations in interest rates on $60,970,000 of variable rate debt outstanding. Based on interest rates as of September 30, 2014, if interest rates were 100 basis points higher during the 12 months ending September 30, 2015, interest expense on our variable rate debt would increase by $618,168 and if interest rates were 100 basis points lower during the 12 months ending September 30, 2015, interest expense on the variable rate debt would decrease by $96,743.
At September 30, 2014, the weighted-average interest rate of our variable rate debt was 2.12%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2014 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2014 where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2014, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2014 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K, or the 2013 Form 10-K, filed with the SEC on March 21, 2014, except for the addition of the following risk factor, which should be read in conjunction with Part I, Item 1A of our 2013 Form 10-K:
We have and may continue to pay distributions from the proceeds of our initial public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investments and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our initial public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions, and as a consequence we have funded all of our distributions with the net proceeds of our public offerings. Of the $529,150 in total distributions we paid during the period from our inception through September 30, 2014, including shares issued pursuant to our distribution reinvestment plan, all such amounts were funded from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
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
Item 2. Unregistered Sales of Equity Securities and use of Proceeds.
During the three and nine months ended September 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
On December 30, 2013, our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act. We commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan. Steadfast Capital Markets Group, LLC, an affiliate of our advisor, is serving as the dealer manager for our initial public offering. As of September 30, 2014, we had sold 4,125,067 shares of our common stock for gross offering proceeds of $61,346,383 in our public offering.
From inception through September 30, 2014, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

PART II — FINANCIAL INFORMATION (continued)

		Estimated/	Percentage of
Type of Expense Amount	Amount	Actual	Offering Proceeds
Selling commissions and dealer manager fees	$5,649,279	Actual	9.21%
Other organization and offering costs	3,552,678	Actual	5.79%
Total expenses	$9,201,957		15.00%
Total public offering proceeds (excluding DRP proceeds)	$61,346,383	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	15.00%	Actual	15.00%

From the commencement of our initial public offering through September 30, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $52,344,982, including net offering proceeds from our distribution reinvestment plan of $200,556. For the period from inception through September 30, 2014, the ratio of the cost of raising capital was approximately 15.0%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located throughout the United States. In addition to our focus on multifamily properties, we may also selectively invest in other types of commercial properties. We may also acquire or originate mortgage, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2014, we had invested in four multifamily properties for a total purchase price of $87,064,250. These property acquisitions were funded from proceeds of our offerings and $60,970,000 in secured financings.
During the three and nine months ended September 30, 2014, we received no redemption requests and we did not redeem any shares of our common stock pursuant to our share repurchase plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
None.

PART II — FINANCIAL INFORMATION (continued)

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
4.1
Form of Subscription Agreement (included as Appendix B to the prospectus) (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.2
Form of Distribution Reinvestment Plan (included as Appendix C to the prospectus) (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.3
Redemption Request Form (included as Appendix D to the prospectus) (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.4
Form of Application to Transfer (included as Appendix E to the prospectus) (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 9, 2014).

10.2
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed September 9, 2014).

10.3
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed September 9, 2014).

10.4
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed September 9, 2014).

10.5
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed September 9, 2014).

10.6
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Summer Valley, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed September 9, 2014).

10.7
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed September 9, 2014).

10.8
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Terrace Cove, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed September 9, 2014).

10.9
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Summer Valley, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed September 9, 2014).

10.10
Multifamily Note, effective as of August 28, 2014, by STAR Summer Valley, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed September 9, 2014).

PART II — FINANCIAL INFORMATION (continued)

10.11
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed September 9, 2014).

10.12
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Summer Valley, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed September 9, 2014).

10.13
Environmental Indemnity, dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed September 9, 2014).

10.14
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed September 9, 2014).

10.15
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Terrace Cove, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed September 9, 2014).

10.16
Multifamily Note, effective as of August 28, 2014, by STAR Terrace Cove, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed September 9, 2014).

10.17
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed September 9, 2014).

10.18
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Terrace Cove, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed September 9, 2014).

10.19
Environmental Indemnity, dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.19 to the Company's Form 8-K filed September 9, 2014).

10.20
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.20 to the Company's Form 8-K filed September 9, 2014).

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

Steadfast Apartment REIT, Inc.

Date: November 13, 2014	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date: November 13, 2014	By:	/s/ Kevin J. Keating
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
4.1
Form of Subscription Agreement (included as Appendix B to the prospectus) (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.2
Form of Distribution Reinvestment Plan (included as Appendix C to the prospectus) (incorporated by reference to Exhibit 4.2 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.3
Redemption Request Form (included as Appendix D to the prospectus) (incorporated by reference to Exhibit 4.3 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

4.4
Form of Application to Transfer (included as Appendix E to the prospectus) (incorporated by reference to Exhibit 4.4 to the Registrant’s Post-Effective Amendment No. 2 to Form S-11, filed April 15, 2014, Commission File No. 333-191049)

10.1
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed September 9, 2014).

10.2
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed September 9, 2014).

10.3
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed September 9, 2014).

10.4
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed September 9, 2014).

10.5
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed September 9, 2014).

10.6
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Summer Valley, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed September 9, 2014).

10.7
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed September 9, 2014).

10.8
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Terrace Cove, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed September 9, 2014).

10.9
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Summer Valley, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed September 9, 2014).

10.10
Multifamily Note, effective as of August 28, 2014, by STAR Summer Valley, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed September 9, 2014).

10.11
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed September 9, 2014).

10.12
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Summer Valley, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed September 9, 2014).

10.13
Environmental Indemnity, dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed September 9, 2014).

10.14
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed September 9, 2014).

10.15
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Terrace Cove, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.15 to the Company's Form 8-K filed September 9, 2014).

10.16
Multifamily Note, effective as of August 28, 2014, by STAR Terrace Cove, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.16 to the Company's Form 8-K filed September 9, 2014).

10.17
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.17 to the Company's Form 8-K filed September 9, 2014).

10.18
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Terrace Cove, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Company's Form 8-K filed September 9, 2014).

10.19
Environmental Indemnity, dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.19 to the Company's Form 8-K filed September 9, 2014).

10.20
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.20 to the Company's Form 8-K filed September 9, 2014).

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