Form 10-K
period 2014-12-31
Steadfast Apartment REIT, Inc.
filed 2015-03-16
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $15.00 per share, with discounts available for certain categories of purchasers. The registrant was formed on August 22, 2013, and commenced its initial public offering on December 30, 2013. There were approximately 1,542,464 shares of common stock held by non-affiliates at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 10, 2015, there were 13,995,624 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of Steadfast Apartment REIT, Inc. (“we,” “our,” “us” or “the Company”) included in this annual report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 22, 2014;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to raise proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

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

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.  Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership formed on August 27, 2013, which we refer to as our “operating partnership.” We are the general partner of our operating partnership and our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, is the sole limited partner of our operating partnership. As of December 31, 2014, we owned seven multifamily properties comprised of a total of 2,495 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio.”
On December 30, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-11, or our registration statement, filed with the Securities and Exchange Commission, or the SEC, to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information that may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us.  As of March 10, 2015, we had sold 13,969,366 shares of common stock in our initial public offering for gross proceeds of $208,469,791, including 125,610 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $1,789,948. We had not sold any shares of common stock in our initial public offering as of December 31, 2013.  We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. We generally intend to admit stockholders on a daily basis.
We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor.  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. We have retained Steadfast Capital Markets Group, LLC, or the dealer manager, our affiliate, to serve as the dealer manager for our ongoing public offering. The dealer manager is responsible for marketing our shares of common stock being offered pursuant to our ongoing public offering. The advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, our chairman and chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates”. The chart below shows the relationships among our company and various Steadfast Companies affiliates.

Objectives and Strategies
Our investment objectives are to:

•	realize capital appreciation in the value of our investments over the long term; and

•	pay attractive and stable cash distributions to stockholders.
We intend to use the net proceeds of our initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We expect that a majority of our portfolio will consist of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We expect to implement a ‘value enhancement strategy’ for approximately 60% of the total apartment homes we acquire. Our value enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes.  These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Although our primary focus will be the acquisition of multifamily properties, we may also selectively acquire debt collateralized by multifamily properties and securities of other companies owning multifamily properties, which we collectively refer to as “real estate-related assets.”
2014 Highlights
During 2014, we:

•	acquired seven multifamily properties for an aggregate purchase price of $274,564,250, exclusive of closing costs;

•
paid cash distributions of $921,535 and distributed $693,640 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 6.0% annualized distribution to our stockholders; and

•	issued 9,151,039 shares in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $136,387,892.
Our Real Estate Portfolio
As of December 31, 2014, we owned seven multifamily properties described below.

	Property Name	City and State	Number of Units	Average Monthly Occupancy(1)	Average Monthly Rent(2)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(3)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	97.7%	$826	5/22/2014	$14,200,000	$9,940,000	6.2%
2	Harrison Place Apartments	Indianapolis, IN	307	93.2%	790	6/30/2014	27,864,250	19,530,000	6.1%
3	Club at Summer Valley	Austin, TX	260	92.7%	807	8/28/2014	21,500,000	15,050,000	6.2%
4	Terrace Cove Apartment Homes	Austin, TX	304	94.1%	793	8/28/2014	23,500,000	16,450,000	6.6%
5	The Residences on McGinnis Ferry	Suwanee, GA	696	94.1%	1,080	10/16/2014	98,500,000	73,660,600	5.8%
6	The 1800 at Barrett Lakes	Kennesaw, GA	500	93.8%	819	11/20/2014	49,000,000	34,300,000	6.4%
7	The Oasis	Colorado Springs, CO	252	95.6%	1,075	12/19/2014	40,000,000	28,000,000	6.2%
			2,495	94.2%	$884		$274,564,250	$196,930,600
________________

(1)	At December 31, 2014, our portfolio was approximately 96.7% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing “net operating income” of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition of our properties. We believe that careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2014, our borrowings were not in excess of 300% of the value of our net assets.
Employees
We have no paid employees. The employees of our advisor and its affiliates provide management, acquisition, advisory and certain administrative services for us.
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
We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, a real estate investment trust with similar investment objectives as us that is sponsored by our sponsor. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT currently may reinvest any proceeds from a sale of assets. Additionally, Steadfast Income REIT may engage in future public offerings to raise capital to acquire additional multifamily properties. Although Steadfast Income REIT is the only investment program currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.
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
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and intend to operate as such beginning with the taxable year ended December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.
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
General Investment Risks
We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
We commenced operations on May 22, 2014 with our acquisition of the Villages at Spring Hill Apartments. We and our advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history.
From inception through December 31, 2014, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2014, we incurred a net loss of $11,927,099. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
We have and may continue to pay distributions from the proceeds of our initial public offering. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $1,615,175 in total distributions we paid during the period from our inception through December 31, 2014, including shares issued pursuant to our distribution reinvestment plan, all such amounts were funded from offering proceeds.
Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
If we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. To the extent that we fund distributions from sources other than our cash flow from operations, our funds available for investment will be reduced relative to the funds available for investment if our distributions were funded solely from cash flow from operations, our ability to achieve our investment objectives will be negatively impacted and the overall return to our stockholders may be reduced. In addition, if we make a distribution in excess of our current and accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the stockholder’s tax basis in its shares of common stock. The amount, if any, of each distribution in excess of a stockholder’s tax basis in its shares of common stock will be taxable as gain realized from the sale or exchange of property.
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
We will pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager, for our initial public offering. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
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
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2014, of our $274,564,250 of real estate assets, 53.7% was located in the Atlanta, Georgia metropolitan area, 16.4% was located in the Austin, Texas metropolitan area, 14.6% was located in the Colorado Springs, Colorado metropolitan area and 10.1% was located in the Indianapolis, Indiana metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
Our ability to successfully conduct this offering is dependent, in part, on the ability of the dealer manager to retain key employees and to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for this offering is Steadfast Capital Markets Group, LLC, which we refer to as “Steadfast Capital Markets Group” or our “dealer manager”. Steadfast Capital Markets Group only has experience acting as a dealer manager for one public offering in addition to ours. The success of this offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to retain key employees and to establish, operate and maintain a network of licensed securities broker-dealers and other agents. The success of the dealer manager depends in large part on the services of James A. Shepherdson, a manager of the dealer manager, and Philip D. Meserve, manager, president and chief executive officer of our dealer manager. The loss of the services of either of these individuals could harm our ability to raise capital. If the dealer manager is unable to retain qualified employees and build a sufficient network of broker-dealers for this offering, we may not be able to raise adequate proceeds to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
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

A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees of our affiliates. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
We established the offering price of our shares of common stock on an arbitrary basis and it may not accurately represent the value of our assets. Therefore, the purchase price you paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of your purchase.
Our board of directors arbitrarily determined the offering price for shares of our common stock. This offering price for shares of our common stock has not been based on appraisals of any assets we own or may own. Our board of directors may, but is not under any obligation to, revise the price at which we offer shares of our common stock to the public in the primary offering or pursuant to our distribution reinvestment plan based upon changes in our estimated value per share and any other factors that our board of directors deems relevant. Therefore, the offering price established from time to time for shares of our common stock may not accurately represent the current value of our assets at any particular time and may be higher or lower than the actual value of our assets. In addition, the proceeds received from a liquidation of our assets may be substantially less than the offering price of our shares because certain fees and costs associated with this offering may be added to our estimated value per share in connection with changing the offering price of our shares.
We may not provide stockholders with an estimated value per share of our common stock until a date that is no later 150 days following the second anniversary of breaking escrow in our initial public offering. Therefore, you will not be able to determine the true value of your shares on an ongoing basis during our initial public offering.
We are required to publicly disclose an estimated value per share of our common stock on a date that is no later than 150 days following the second anniversary of breaking escrow in our initial public offering, or July 26, 2016. Therefore, you will not be able to determine the true value of your shares on an ongoing basis until such time as we establish an estimated value per share. Our estimated value per share will be based upon valuations of all of our assets by independent third-party appraisers and qualified independent valuation experts recommended by our advisor and approved by our board of directors. Our estimated value per share may not be indicative of the price our stockholders would receive if they sold our shares in an arm’s-length transaction, if our shares were actively traded or if we were liquidated.
The actual value of shares that we repurchase under our share repurchase plan may be substantially less than what we pay.
Under our share repurchase plan, shares currently may be repurchased at varying prices depending on (1) the number of years the shares have been held, (2) the purchase price paid for the shares and (3) whether the redemptions are sought upon a stockholder’s death or disability. The current maximum price that my be paid under our share repurchase plan is $15.00 per share, which is the current offering price of our shares of common stock in our ongoing initial public offering (ignoring purchase price discounts for certain categories of purchasers). This reported value is likely to differ from the price at which a stockholder could resell his or her shares. Thus, if we repurchase shares of our common stock at $15.00 per share, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and hire our advisor’s personnel. Pursuant to the advisory agreement, we are not allowed to solicit or hire any of our advisor’s personnel without our advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our funds from operations would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.
We may change our targeted investments and investment guidelines without our stockholders’ consent.
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this annual report and our registration statement. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
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
In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exception from the definition of “investment company” under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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
Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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
We may compete for investment opportunities with Steadfast Income REIT, a public, non-listed REIT sponsored by our sponsor that also focuses its investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT is no longer publicly offering its shares of common stock, Steadfast Income REIT may have offering proceeds remaining to invest or may reinvest any proceeds from a sale of assets or raise additional funds available for investment. Although Steadfast Income REIT is the only investment program currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
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
The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were determined without the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor, our property managers, the dealer manager and other affiliates for services they provide for us were determined without the benefit of arm's-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.

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
We are unable to predict future changes in global, national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease or dispose of multifamily properties and could make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders. In addition, the value of the multifamily properties we acquire may decrease following the date we acquire such properties due to the risks described above or any other unforeseen changes in market conditions. If the value of our multifamily properties decreases, we may be forced to dispose of our properties at a price lower than the price we paid to acquire our properties, which could adversely impact the results of our operations and our ability to make distributions and return capital to our investors.
A concentration of our investments in the apartment sector may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.
Our property portfolio is comprised solely of multifamily properties. As a result, we will be subject to risks inherent in investments in a single type of property. Because our investments are in the apartment sector, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments.
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
We will compete with numerous other persons and entities for real estate investments.
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
Competition from other multifamily communities and housing alternatives for residents could reduce our profitability and the return on your investment.
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.
We expect to implement a ‘value enhancement strategy’ for approximately 60% of the total apartment homes we acquire. Our value enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.

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
We may acquire apartment communities in locations that experience increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

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
We may invest in real estate-related assets backed by multifamily properties. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. In recent years, concerns pertaining to the deterioration of credit in the residential mortgage market have adversely impacted almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate bonds and loans. Future instability in the financial markets or weakened economic conditions may negatively impact investments in such real estate-related assets.
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
We have financed a portion of the purchase price of our multifamily properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debt or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before depreciation and amortization. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
The interest we pay on our debt obligations reduces our cash available for distributions. Utilization of variable rate debt, combined with increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

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
We use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.
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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2014, we owned seven multifamily properties, consisting of an aggregate of 2,495 apartment homes. The total cost of our real estate portfolio as of December 31, 2014 was $274,564,250, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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
PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 10, 2015, we had approximately 13,995,624 shares of common stock outstanding held by a total of approximately 5,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority, Inc., or FINRA, members and their associated persons that participate in our ongoing initial public offering of common stock, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, our advisor estimated the value of our common stock at $15.00 per share as of December 31, 2014. The basis for this valuation is the fact that the current public offering price for our shares of common stock in our public offering is $15.00 per share. Pursuant to current rules and regulations, we will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in our initial public offering, or July 26, 2016, based on the valuations of our assets and liabilities with the assistance of a third-party valuation expert.

This reported value is likely to differ from the price at which a stockholder could resell his or her shares because (1) there is no public trading market for the shares at this time; (2) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets as of December 31, 2014, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets; (3) the estimated value does not take into account how market fluctuations affect the value of our investments; and (4) the estimated value does not take into account fees and expenses we pay with respect to our operations.
Distribution Information
We intend to qualify as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2014. To qualify as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2014. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
There were no distributions declared or paid during 2013. Distributions declared during the year ended December 31, 2014, aggregated by quarter, are as follows:

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$—	$158,272	$642,532	$1,423,275	$2,224,079
Total Per Share Distribution	$—	$0.209	$0.227	$0.227	$0.663
Annualized Rate Based on Purchase Price	—%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.
The tax composition of our distributions declared for the year ended December 31, 2014 was as follows:

Ordinary income	—%
Return of capital	100%
Total	100%
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

For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On February 27, 2014, we granted 3,333 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with our raising $2,000,000 in our public offering. On August 7, 2014, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on December 30, 2013.  We are offering up to 66,666,667 shares of our common stock to the public in our primary offering at $15.00 per share and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan at $14.25 per share. As of December 31, 2014, we had sold 9,151,039 shares of our common stock in our public offering for gross offering proceeds of $136,387,892, including 48,676 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $693,640.
As of December 31, 2014, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$12,789,627	Actual
Other organization and offering costs	5,710,739	Actual
Total expenses	$18,500,366	Actual
Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$135,694,252	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	13.63%	Actual
From the commencement of our initial public offering through December 31, 2014, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $117,887,526, including net offering proceeds from our distribution reinvestment plan of $693,640. For the year ended December 31, 2014, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 13.63%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2014, we had invested in seven multifamily properties for a total purchase price of $274,564,250. These property acquisitions were funded from proceeds of our public offering and $196,930,600 in secured financings.
Share Repurchase Plan
Our share repurchase plan may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under the Company’s share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.

Prior to the date we publish an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
Following the date we publish an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase plan will be as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(4)
2 years	95.0% of Estimated Value per Share(4)
3 years	97.5% of Estimated Value per Share(4)
4 years	100.0% of Estimated Value per Share(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
_________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)	The required one year holding period to be eligible to redeem shares under our share repurchase plan does not apply in the event of death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day we publicly disclose a new estimated value per share. Our board of directors will determine an estimated value per share of our common stock based on valuations by independent third-party appraisers and qualified valuation experts. Pursuant to current rules and regulations, we will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in this offering, or July 26, 2016.

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, or the repurchase date. Stockholders may withdraw their repurchase request at any time up to three business days prior to the repurchase date.
We cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, a stockholder can (1) withdraw the stockholder’s request for repurchase or (2) ask that we honor the stockholder’s request in a future quarter, if any, when such repurchases can be made pursuant to the limitations of the share repurchase plan and when sufficient funds are available. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.

We are not obligated to repurchase shares of our common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock.
Our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to our stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of our stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of our share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for our shares of common stock.
During the quarter ending December 31, 2014, no redemption requests were fulfilled.
ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to raise additional capital, make future acquisitions and increase our borrowings, which would have a significant impact on our future results of operations. During the period from August 22, 2013 (inception) to May 22, 2014, we were formed and commenced our initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2014	2013
Balance sheet data
Total real estate, net	$269,987,629	$—
Total assets	306,470,497	203,500
Notes payable	196,930,600	—
Total liabilities	202,426,021	86,644
Redeemable common stock	660,089	—
Total stockholders’ equity	103,384,387	116,856

	For the Year Ended December 31, 2014	For the Period from August 22, 2013 (Inception) to December 31, 2013
Operating data
Total revenues	$7,255,266	$—
Net loss	(11,840,455)	(86,644)
Net loss attributable to common stockholders	(11,840,455)	(86,644)
Loss per common share - basic and diluted	(4.74)	(7.06)
Other data
Cash flows used in operating activities	(3,918,648)	—
Cash flows used in investing activities	(277,793,918)	—
Cash flows provided by financing activities	310,104,892	203,500
Distributions declared	2,224,079	—
Distributions declared per common share(1)	0.663	—
Weighted-average number of common shares outstanding, basic and diluted	2,495,771	12,273
FFO(2)	(6,523,945)	—
MFFO(2)	1,013,255	—
_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the year ended December 31, 2014 assumes each share was issued and outstanding each day from April 7, 2014 through December 31, 2014. Distributions declared are calculated at a rate of $0.002466 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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

On December 30, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We are also offering up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. Our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares to the public in the primary offering or pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant. If we revise the price at which we offer our shares of common stock based upon changes in our estimated value per share, we do not anticipate that we will do so more frequently than quarterly. Our estimated value per share will be approved by our board of directors and calculated by our advisor based upon current available information which may include valuations of our assets obtained by independent third party appraisers or qualified independent valuation experts.
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of March 10, 2015, we had sold 13,969,366 shares of common stock in our public offering for gross proceeds of $208,469,791, including 125,610 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $1,789,948. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time. We generally intend to admit stockholders on a daily basis.
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
Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accept subscriptions for shares of common stock, we transfer substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2014.  As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Our Real Estate Portfolio
As of December 31, 2014, we owned the seven multifamily apartment communities listed below:

	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Monthly Occupancy(1)	Average Monthly Rent(2)
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	97.7%	$826
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	93.2%	790
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	92.7%	807
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,450,000	94.1%	793
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,660,600	94.1%	1,080
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,300,000	93.8%	819
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	28,000,000	95.6%	1,075
				2,495	$274,564,250	$196,930,600	94.2%	$884
________________

(1)	At December 31, 2014, our portfolio was approximately 96.7% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
2014 Acquisitions
Villages at Spring Hill Apartments
On May 22, 2014, we acquired a fee simple interest in the Villages at Spring Hill Apartments, or the Spring Hill property, located in Spring Hill, Tennessee for a purchase price of $14,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Spring Hill property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $9,940,000 from a financial institution. The Spring Hill property consists of 15 two-story residential buildings and a clubhouse and contains 176 units consisting of 32 one-bedroom apartments, 120 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 725 to 1,176 square feet and average 916 square feet.
Harrison Place Apartments
On June 30, 2014 we acquired a fee simple interest in the Harrison Place Apartments, or the Harrison Place property, located in Indianapolis, Indiana for a purchase price of $27,864,250, exclusive of closing costs. We financed the payment of the purchase price for the Harrison Place property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $19,530,000 from a financial institution. The Harrison Place property consists of 11 three-story garden-style residential buildings, 34 one-story duplexes, a clubhouse/leasing office, 15 carport buildings and 11 garage buildings and contains 307 units consisting of 72 one-bedroom apartments, 193 two-bedroom apartments and 42 three-bedroom apartments. The apartments range in size from 719 to 1,239 square feet and average 970 square feet.
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

Terrace Cove Apartment Homes
On August 28, 2014, we acquired a fee simple interest in the Terrace Cove Apartment Homes, or the Terrace Cove property, located in Austin, Texas for a purchase price of $23,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Terrace Cove property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $16,450,000 from a financial institution. The Terrace Cove property consists of 21 one-, two-, and three-story garden-style residential buildings and a clubhouse/leasing office. The Terrace Cove property contains 304 units consisting of 180 one-bedroom apartments and 124 two-bedroom apartments that average 712 square feet.
The Residences on McGinnis Ferry
On October 16, 2014, we acquired a fee simple interest in the The Residences on McGinnis Ferry, or the Residences on McGinnis Ferry property, located in Suwanee, Georgia for a purchase price of $98,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Residences on McGinnis Ferry property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $73,660,600 from a financial institution. The Residences on McGinnis Ferry property consists of 40 garden-style residential buildings, two leasing offices and two clubhouses. The Residences on McGinnis Ferry property contains 696 units consisting of 208 one-bedroom apartments, 372 two-bedroom apartments and 116 three-bedroom apartments that average 1,217 square feet.
The 1800 at Barrett Lakes
On November 20, 2014, we acquired a fee simple interest in The 1800 at Barrett Lakes, or the 1800 at Barrett Lakes property, located in Kennesaw, Georgia for a purchase price of $49,000,000, exclusive of closing costs. We financed the payment of the purchase price for the 1800 at Barrett Lakes property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $34,300,000 from a financial institution. The 1800 at Barrett Lakes property consists of 39 garden-style residential buildings and a clubhouse/leasing office. The 1800 at Barrett Lakes property contains 500 units consisting of 190 one-bedroom apartments, 220 two-bedroom apartments and 90 three-bedroom apartments that average 1,086 square feet.
The Oasis
On December 19, 2014, we acquired a fee simple interest in The Oasis, or the Oasis property, located in Colorado Springs, Colorado for a purchase price of $40,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Oasis property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $28,000,000 from a financial institution. The Oasis property consists of 16 two- and three-story garden-style residential buildings and a clubhouse/leasing office. The Oasis property contains 252 units consisting of 148 one-bedroom apartments and 104 two-bedroom apartments that average 891 square feet.
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
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current cash balances, which was $28,595,826 as of December 31, 2014;

•	proceeds from our initial public offering;

•	various forms of secured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of December 31, 2014, we owned seven multifamily properties. During the year ended December 31, 2014, net cash used in operating activities was $3,918,648. Our operating cash flows during the year ended December 31, 2014 was impacted by our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.

Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2014, net cash used in investing activities was $277,793,918 and was primarily the result of our acquisition of seven properties for an aggregate purchase price of $274,564,250.
Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the year ended December 31, 2014, net cash provided by financing activities was $310,104,892 compared to net cash provided by financing activities of $203,500 during the period from August 22, 2013 (inception) to December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2014 consisted of the following:

•
$115,414,268 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $12,789,627 and (2) the reimbursement of other offering costs to affiliates in the amount of $5,710,739;

•	$195,612,159 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,318,441; and

•	$921,535 of net cash distributions, after giving effect to distributions reinvested by stockholders of $693,640.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2014, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of December 31, 2014, we had indebtedness totaling an aggregate principal amount of $196,930,600. The following is a summary of our contractual obligations as of December 31, 2014

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$35,660,871	$4,138,816	$8,278,808	$8,217,799	$15,025,448
Principal payments on outstanding debt obligations	196,930,600	—	—	1,826,874	195,103,726
Total	$232,591,471	$4,138,816	$8,278,808	$10,044,673	$210,129,174
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2014. We incurred interest expense of $1,589,848 during the year ended December 31, 2014, including amortization of deferred financing costs totaling $39,245 and net unrealized losses from the change in fair value of interest rate cap agreements of $578,014.

Results of Operations
Overview
During the period from August 22, 2013 (inception) to May 22, 2014, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Spring Hill property, and subsequently acquired six additional properties through December 31, 2014. Our results of operations for the year ended December 31, 2014 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the year ended December 31, 2014, we had a net loss of $11,840,455 primarily due to depreciation and amortization expenses, fees to affiliates, acquisition costs, and general and administrative expenses.
Total revenues
Rental income and tenant reimbursements were $7,255,266 for the year ended December 31, 2014, which consisted primarily of $6,651,206 of rental income following the acquisitions of seven multifamily properties during the year ended December 31, 2014. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for all properties.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $1,793,769 for the year ended December 31, 2014. These expenses resulted from the acquisition of seven multifamily properties during the year ended December 31, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,011,078 for the year ended December 31, 2014. We incurred these expenses in connection with the operations of our multifamily properties. We expect these amounts to increase as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates were $5,678,614 for the year ended December 31, 2014. These fees consisted primarily of acquisition fees and loan coordination fees related to our acquisition and financing of seven multifamily properties, as well as investment management fees earned by our advisor in connection with managing our portfolio of seven multifamily properties. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Depreciation and amortization
Depreciation and amortization expenses were $5,316,510 for the year ended December 31, 2014 and related to the ownership of seven multifamily properties. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.
Interest expense
Interest expense for the year ended December 31, 2014 was $1,589,848. Included in interest expense is the amortization of deferred financing costs of $39,245 and the unrealized loss on derivative instruments of $578,014. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2014 were $1,670,171. These general and administrative costs consisted primarily of legal fees, D&O insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2014 were $2,035,731 and were related to the acquisition of seven multifamily properties during the year ended December 31, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.
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
NOI is a measure of the operating performance of our properties but does not measure our performance as a whole. NOI is therefore not a substitute for net income (loss) as computed in accordance with GAAP. This measure should be analyzed in conjunction with net income (loss) computed in accordance with GAAP and discussions elsewhere in “—Results of Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net loss for the three months and year ended December 31, 2014 computed in accordance with GAAP:

	For the Three Months Ended December 31, 2014	For the Year Ended December 31, 2014
Net loss	$(7,481,532)	$(11,840,455)
Fees to affiliates (1)	3,767,438	5,396,282
Depreciation and amortization	3,962,138	5,316,510
Interest expense	1,184,379	1,589,848
General and administrative expenses	591,336	1,670,171
Acquisition costs	1,095,196	2,035,731
Net operating income	$3,118,955	$4,168,087
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2014 excludes property management fees of $148,515 and $206,553 and other fees of $49,458 and $75,779, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the year ended December 31, 2014:

For the Year Ended December 31, 2014
Reconciliation of net loss to MFFO:
Net loss	$(11,840,455)
Depreciation of real estate assets	2,206,072
Amortization of lease-related costs	3,110,438
FFO	(6,523,945)
Acquisition fees and expenses (1)(2)	6,959,186
Unrealized loss on derivative instruments	578,014
MFFO	$1,013,255

________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the year ended December 31, 2014 includes acquisition fees of $2,954,149 and loan coordination fees of $1,969,306 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the year ended December 31, 2014 also includes acquisition expenses of $2,035,731 that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Inflation
Substantially all of our multifamily property leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
With respect to other commercial properties, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of December 31, 2014, we had not entered into any leases as a lessee.
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

The distributions paid as of December 31, 2014, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
Second Quarter 2014	$158,272	$0.209	$49,580	$25,066	$74,646	$—	$74,646	$(701,015)
Third Quarter 2014	642,532	0.227	279,014	175,490	454,504	—	454,504	(909,864)
Fourth Quarter 2014	1,423,275	0.227	592,941	493,084	1,086,025	—	1,086,025	(2,188,785)
	$2,224,079	$0.663	$921,535	$693,640	$1,615,175	$—	$1,615,175	$(3,799,664)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.

(2)	Assumes each share was issued and outstanding each day during the period from April 7, 2014 to December 31, 2014.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2014, we paid aggregate distributions of $1,615,175, including $921,535 of distributions paid in cash and 48,676 shares of our common stock issued pursuant to our distribution reinvestment plan for $693,640. For the year ended December 31, 2014, our net loss was $11,840,455, we had negative funds from operations, or FFO, of $6,523,945 and net cash used in operations of $3,918,648. For the year ended December 31, 2014, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. On a cumulative basis, as of December 31, 2014, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.

Critical Accounting Policies
Below is a discussion of the accounting policies that we believe are critical because they involve significant judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
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

Buildings	27.5 years
Building improvements	5-25 years
Resident improvements	Shorter of lease term or expected useful life
Resident origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.
We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows will be based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.
We estimate the value of resident origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we estimate the amount of lost rentals using market rates during the expected lease-up periods.
We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases. Should a resident terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.

The total amount of other intangible assets acquired are further allocated to in-place lease values and customer relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and its overall relationship with that respective tenant. Characteristics that we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss).
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
Rents and Other Receivables
We will periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of its residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents.
Revenue Recognition
We lease apartment units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. We will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a non-binding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we will establish a fair value by assigning weights to the various valuation sources.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Accounting for Stock-Based Compensation
We amortize the fair value of stock-based compensation awards to expense over the vesting period and record any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
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
Income Taxes
We intend to elect to be taxed as a REIT under the Internal Revenue Code and intend to operate as such beginning with the taxable year ended December 31, 2014. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2014 and 2013, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014 and 2013. As of December 31, 2014, returns for calendar year 2013 remain subject to examination by major tax jurisdictions.
Subsequent Events
Status of Our Offering
As of March 10, 2015, we had sold 13,969,366 shares of common stock in our initial public offering for gross proceeds of $208,469,791, including 125,610 shares of common stock issued pursuant to the distribution reinvestment plan for gross offering proceeds of $1,789,948.
Distributions Paid
On January 2, 2015, we paid distributions of $608,903, which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014 and consisted of cash distributions paid in the amount of $315,382 and $293,521 in shares issued pursuant to the distribution reinvestment plan.
On February 2, 2015, we paid distributions of $765,500, which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015 and consisted of cash distributions paid in the amount of $387,538 and $377,962 in shares issued pursuant to the distribution reinvestment plan.
On March 2, 2015, we paid distributions of $835,666, which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015 and consisted of cash distributions paid in the amount of $410,818 and $424,848 in shares issued pursuant to the distribution reinvestment plan.
Acquisition of Columns on Wetherington
On February 26, 2015, we acquired a fee simple interest in the Columns on Wetherington, or the Wetherington property, located in Florence, Kentucky for a purchase price of $25,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Wetherington property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $17,500,000 from a financial institution. The Wetherington property consists of 21 two- and three-story garden-style residential buildings, 11 single-story garage buildings and a clubhouse/leasing office. The Wetherington property contains 192 units consisting of 152 two-bedroom apartments and 40 three-bedroom apartments that average 1,229 square feet.
Acquisition of Preston Hills
On March 10, 2015, we acquired a fee simple interest in Preston Hills, or the Preston Hills property located in Buford, Georgia for a purchase price of $51,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Preston Hills property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $35,700,000 from a financial institution. The Preston Hills property consists of 17 three- and four-story garden-style residential buildings, 15 detached garage buildings and a clubhouse/leasing office. The Preston Hills property contains 464 units consisting of 166 one-bedroom apartments, 252 two-bedroom apartments and 46 three-bedroom apartments that average 1,111 square feet.
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

We borrow funds at variable rates and intend in the future to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2014, we had no outstanding fixed rate debt instruments.
Movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2014, the fair value of our variable rate debt was $191,983,420 and the carrying value of our variable rate debt was $196,930,600. At December 31, 2014, we were exposed to market risks related to fluctuations in interest rates on $196,930,600 of our outstanding variable rate debt. Based on interest rates as of December 31, 2014, if interest rates are 100 basis points higher during the 12 months ending December 31, 2015, interest expense on our variable rate debt would increase by $1,943,788 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2015, interest expense on our variable rate debt would decrease by $332,874.
At December 31, 2014, the weighted-average interest rate of our variable rate debt was 1.99%. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2014 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2014, where applicable.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION
None.
PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	64	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	60	Affiliated Director and President
Kevin J. Keating	52	Treasurer
Ana Marie del Rio	60	Secretary
G. Brian Christie	68	Independent Director
Thomas H. Purcell	64	Independent Director
Kerry D. Vandell	68	Independent Director
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
 Ella S. Neyland, has served as our President since September 2013 and an affiliated director since August 2013. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and she served as an independent director of Steadfast Income REIT from October 2011 to September 2012. Ms. Neyland was a founder of Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of

Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
 Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland is qualified to serve as one of our directors due to Ms. Neyland’s prior service as a director and as chief financial officer.
 Kerry D. Vandell has served as one of our independent directors since August 2013. Dr. Vandell also serves as an independent director of Steadfast Income REIT, a position he has held since October 2012. Dr. Vandell currently serves as the Dean’s Professor of Finance and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.
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
 Ana Marie del Rio has served as our Secretary since September 2013. Ms. Del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009. Ms. del Rio also serves as the Chief Operating Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology and Legal Services Departments for Steadfast Companies and is responsible for risk management and company-wide communications. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash in 2014	All Other Compensation(1)	Total
G. Brian Christie(2)	$76,000	$74,985	$150,985
Thomas H. Purcell(2)	75,000	74,985	149,985
Kerry D. Vandell(2)	85,000	74,985	159,985
Ella S. Neyland(3)	—	—	—
Rodney F. Emery(3)	—	—	—
_________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Independent Directors.

(3)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $55,000 (the audit committee chairperson receives an initial $10,000 annual retainer);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
Equity Plan Compensation
Our board has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors received 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,666 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control.
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
ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	985,003
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	985,003
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 10, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	19,597	*
G. Brian Christie	4,999	*
Thomas H. Purcell(4)	8,703	*
Kerry D. Vandell	5,782	*
Ella S. Neyland	370	*
Kevin J. Keating	—	*
Ana Marie del Rio	2,744	*
All officers and directors as a group	42,195	*
_________________
*                 Less than 1% of the outstanding common stock.
(1)              The address of each named beneficial owner is c/o Steadfast Apartment REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.
(2)             None of the shares are pledged as security.
(3)              Includes 13,500 shares owned by Steadfast REIT Investments, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

(4)	Includes 3,704 shares owned by THP Management, LLC, which is primarily owned and controlled by Thomas H. Purcell.

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from August 22, 2013 (inception) to December 31, 2014 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor, Steadfast REIT Investments, LLC, purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer.  On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  As of December 31, 2014 and 2013, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, or limited partner, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
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
Our Relationships with our Advisor and our Sponsor
Steadfast Apartment Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our Secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, currently owns a 25% membership interest in our sponsor that will increase upon a net increase in our book capitalization.  Pursuant to the Second Amended and Restated Operating Agreement of our sponsor, effective as of May 31, 2011, as amended, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2015, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

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

•
We pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from August 22, 2013 (inception) to December 31, 2014, we incurred acquisition fees of $2,954,149 in connection with the acquisition of seven multifamily properties. During the same period, we paid $2,372,731 in acquisition fees and $581,418 remained payable to our advisor as of December 31, 2014.

•
We pay our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we will pay the advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. For the period from August 22, 2013 (inception) to December 31, 2014, we incurred and paid $1,969,306 of loan coordination fees.

•
We pay our advisor a monthly investment management fee in an amount equal to one-twelfth of 0.50% of the cost of our investments in properties and real estate-related assets until the aggregate cost of our investments in properties and real estated-related assets equals $300,000,000. Thereafter, we will pay our advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in properties and real estate-related assets. For the period from August 22, 2013 (inception) to December 31, 2014, we incurred $472,828 and paid $324,882 of investment management fees to our advisor.

•
We will pay our advisor a disposition fee up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from August 22, 2013 (inception) to December 31, 2014, we did not incur any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimburse our advisor and its affiliates for organization and offering expenses for actual legal, accounting, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, bona fide out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offering.  Any such reimbursement will not exceed actual expenses incurred by our advisor.  After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the period from August 22, 2013 (inception) to December 31, 2014, we paid our advisor $18,500,366 for the reimbursement of organization and offering expenses. As of December 31, 2014, our advisor and its affiliates have incurred additional organization and offering costs of $3,552,892, none of which are recorded in our financial statements as of December 31, 2014 because such costs only become a liability of ours when shares are sold and selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•
Subject to the 2%/25% guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent, employee costs, utilities and IT costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from August 22, 2013 (inception) to December 31, 2014, we paid our advisor $313,434 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the period from August 22, 2013 (inception) to December 31, 2014, we reimbursed our advisor $1,045,794 for acquisition expenses.

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

•
We pay our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which may be reallowed to participating broker-dealers. For the period from August 22, 2013 (inception)  to December 31, 2014, we paid $8,815,057 in selling commissions to our dealer manager.

•
We pay our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which may be reallowed to participating broker-dealers). For the period from August 22, 2013 (inception) to December 31, 2014, we paid $3,974,570 in dealer manager fees to our dealer manager.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the period from August 22, 2013 (inception)  to December 31, 2014, we paid property management fees of $140,670 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the period from August 22, 2013 (inception) to December 31, 2014, we reimbursed on-site personnel costs of $572,794 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, and support, and training services. For the period from August 22, 2013 (inception)  to December 31, 2014, we paid other fees of $68,980 to our property manager.

Construction Management Fees Paid to our Construction Manager
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain properties we acquire. The construction management fee payable with respect to each property construction management agreement has ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. For all properties acquired after October 15, 2014, the construction management fees will be in an amount equal to 8.0% of the total cost of the project. Generally, each construction management agreement can be terminated by either party with 30 days prior written notice to the other party. For the period from August 22, 2013 (inception)  to December 31, 2014, we paid construction management fees of $44,006 to our construction manager.
Currently Proposed Transactions
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
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, are set forth in the table below.

	For the Year Ended December 31, 2014	For the Period from August 22, 2013 (inception) to December 31, 2013
Audit fees	$530,200	$125,043
Audit-related fees	60,125	—
Tax fees	4,000	—
All other fees	998	—
Total	$595,323	$125,043
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

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services my also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.
PART IV
ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.              Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-33 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
b.              Exhibits

EXHIBIT LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049 (“Form S-11 Amendment No. 3”))

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated April 15, 2014, of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated April 15, 2014, of the Registrant)
4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2014, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2014, of the Registrant)
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 13, 2014)

10.3
Escrow Agreement, dated as of December 16, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Capital Markets Group, LLC and UMB Bank, N.A., as escrow agent (incorporated by reference to Exhibit 10.2 to the Form S-11 Amendment No. 3)

10.4	Steadfast Apartment REIT, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-11 Amendment No. 3)
10.5	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.6
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 7, 2014, by and between Steadfast Asset Holdings, Inc. and Villages at Spring Hill, L.P. and First American Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 29, 2014)

10.7
Assignment and Assumption of Purchase Agreement, dated as of May 22, 2014, by and between Steadfast Asset Holdings, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 29, 2014)

10.8
Property Management Agreement, made and entered into as of May 22, 2014, by and between Steadfast Management Company, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 29, 2014)

10.9
Multifamily Note, effective as of May 22, 2014, by STAR at Spring Hill, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 29, 2014)

10.10
Multifamily Loan and Security Agreement (Non-Recourse), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 29, 2014)

10.11
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Tennessee), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 29, 2014)

10.12
Guaranty of Non-Recourse Obligations, dated as of May 22, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 29, 2014)

10.13
Environmental Indemnity, dated as of May 22, 2014, by STAR at Spring Hill, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 29, 2014)

10.14
Assignment of Management Agreement, dated as of May 22, 2014, by and among STAR at Spring Hill, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 29, 2014)

10.15
Sale and Purchase Agreement, made as of April 29, 2014, by and between Steadfast Asset Holdings, Inc. and Harrison Place Investments, LLC and Chicago Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2014)

10.16
First Amendment to Sale and Purchase Agreement, dated as of June 25, 2014, made between Harrison Place Investments, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 7, 2014)

10.17
Assignment and Assumption of Purchase Agreement, dated as of June 30, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2014)

10.18
Property Management Agreement, made and entered into as of June 30, 2014, by and between Steadfast Management Company, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 7, 2014)

10.19
Construction Management Services Agreement entered into as of June 30, 2014, by and between STAR Harrison Place, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 7, 2014)

10.20
Multifamily Note, effective as of June 30, 2014, by STAR Harrison Place, LLC in favor of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 7, 2014)

10.21
Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 30, 2014, by and between STAR Harrison Place, LLC and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 7, 2014)

10.22
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Indiana), dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 7, 2014)

10.23
Guaranty of Non-Recourse Obligations, dated as of June 30, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 7, 2014)

10.24
Environmental Indemnity, dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 7, 2014)

10.25
Assignment of Management Agreement, dated as of June 30, 2014, by STAR Harrison Place, LLC, CBRE Multifamily Capital, Inc. and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 7, 2014)

10.26
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 4, 2014)

10.27
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 4, 2014)

10.28
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 4, 2014)

10.29
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 4, 2014)

10.30
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Summer Valley, LLC(incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 4, 2014)

10.31
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Summer Valley, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 4, 2014)

10.32
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 4, 2014)

10.33
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Terrace Cove, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 4, 2014)

10.34
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Summer Valley, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 4, 2014)

10.35
Multifamily Note, effective as of August 28, 2014, by STAR Summer Valley, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 4, 2014)

10.36
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 4, 2014)

10.37
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Summer Valley, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc.(incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 4, 2014)

10.38
Environmental Indemnity, dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed September 4, 2014)

10.39
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed September 4, 2014)

10.40
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Terrace Cove, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed September 4, 2014)

10.41
Multifamily Note, effective as of August 28, 2014, by STAR Terrace Cove, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed September 4, 2014)

10.42
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed September 4, 2014)

10.43
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Terrace Cove, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed September 4, 2014)

10.44
Environmental Indemnity, dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 4, 2014)

10.45
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed September 4, 2014)

10.46
Purchase and Sale Agreement, executed as of July 9, 2014, by and between Steadfast Asset Holdings, Inc. and PPF AMLI 4021 McGinnis Ferry Road, LLC and First American Title Insurance Company in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 22, 2014)

10.47
First Amendment to Purchase and Sale Agreement, made as of August 8, 2014, by and between PPF AMLI 4021 McGinnis Ferry Road, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 22, 2014)

10.48
Assignment and Assumption of Purchase and Sale Agreement, dated as of October 10, 2014, by and between Steadfast Asset Holdings, Inc. and STAR McGinnis Ferry, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 22, 2014)

10.49
Property Management Agreement, made and entered into as of October 16, 2014, by and between Steadfast Management Company, Inc. and STAR McGinnis Ferry, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 22, 2014)

10.50
Construction Management Services Agreement entered into as of October 16, 2014, by and between STAR McGinnis Ferry, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 22, 2014)

10.51
Multifamily Note, effective as of October 16, 2014, by STAR McGinnis Ferry, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 22, 2014)

10.52
Multifamily Loan and Security Agreement (Non-Recourse), dated as of October 16, 2014, by and between STAR McGinnis Ferry, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 22, 2014)

10.53
Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of October 16, 2014, by STAR McGinnis Ferry, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 22, 2014)

10.54
Guaranty of Non-Recourse Obligations, dated as of October 16, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 22, 2014)

10.55
Environmental Indemnity, dated as of October 16, 2014, by STAR McGinnis Ferry, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 22, 2014)

10.56
Assignment of Management Agreement, dated as of October 16, 2014, by and among STAR McGinnis Ferry, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed October 22, 2014)

10.57
Purchase and Sale Agreement, dated as of September 10, 2014, by and between Steadfast Asset Holdings, Inc. and Carlyle Centennial Crest at Barrett Lakes, L.P. and Fidelity National Title Insurance Company in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 25, 2014)

10.58
Assignment and Assumption of Purchase Agreement, dated as of November 20 2014, by and between Steadfast Asset Holdings, Inc. and STAR Barrett Lakes, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 25, 2014)

10.59
Property Management Agreement, made and entered into as of November 20, 2014, by and between Steadfast Management Company, Inc. and STAR Barrett Lakes, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 25, 2014)

10.60
Construction Management Services Agreement entered into as of November 20, 2014, by and between STAR Barrett Lakes, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed November 25, 2014)

10.61
Multifamily Note, effective as of November 20, 2014, by STAR Barrett Lakes, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed November 25, 2014)

10.62
Multifamily Loan and Security Agreement, dated as of November 20, 2014, by and between STAR Barrett Lakes, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed November 25, 2014)

10.63
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 20, 2014, between STAR Barrett Lakes, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed November 25, 2014)

10.64
Guaranty, dated as of November 20, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed November 25, 2014)

10.65
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 20, 2014, by and among STAR Barrett Lakes, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed November 25, 2014)

10.66
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 9, 2014, by and between Steadfast Asset Holdings, Inc. and Oasis Apartments, LLC and Fidelity National Title Insurance Company in its capacity as the escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 23, 2014)

10.67
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Oasis, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 23, 2014)

10.68
Property Management Agreement, made and entered into as of December 19, 2014, by and between Steadfast Management Company, Inc. and STAR Oasis, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 23, 2014)

10.69
Construction Management Services Agreement entered into as of December 19, 2014, by and between STAR Oasis, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 23, 2014)

10.70
Multifamily Note, effective as of December 19, 2014, by STAR Oasis, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 23, 2014)

10.71
Multifamily Loan and Security Agreement, dated as of December 19, 2014, by and between STAR Oasis, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 23, 2014)

10.72
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of December 19, 2014, by STAR Oasis, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 23, 2014)

10.73
Guaranty, effective as of December 19, 2014, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 23, 2014)

10.74
Assignment of Management Agreement and Subordination of Management Fees, effective as of December 19, 2014, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 23, 2014)

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

STEADFAST APARMENT REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization	F-33
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Apartment REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Apartment REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 16, 2015

STEADFAST APARMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Assets:
Real Estate:
Land	$34,558,732	$—
Building and improvements	234,259,502	—
Tenant origination and absorption costs	5,578,528	—
Total real estate, cost	274,396,762	—
Less accumulated depreciation and amortization	(4,409,133)	—
Total real estate, net	269,987,629	—
Cash and cash equivalents	28,595,826	203,500
Restricted cash	2,792,589	—
Rents and other receivables	2,056,147	—
Deferred financing costs and other assets, net	3,038,306	—
Total assets	$306,470,497	$203,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$3,386,648	$74,771
Mortgage notes payable	196,930,600	—
Distributions payable	608,904	—
Due to affiliates	1,499,869	11,873
Total liabilities	202,426,021	86,644
Commitments and contingencies (Note 9)
Redeemable common stock	660,089	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 9,179,536 and 13,500 shares issued and outstanding at December 31, 2014 and 2013, respectively	91,795	135
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively	10	10
Additional paid-in capital	117,443,760	203,355
Cumulative distributions and net losses	(14,151,178)	(86,644)
Total stockholders’ equity	103,384,387	116,856
Total liabilities and stockholders’ equity	$306,470,497	$203,500

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014	Period from August 22, 2013 (Inception) to December 31, 2013
Revenues:
Rental income	$6,651,206	$—
Tenant reimbursements and other	604,060	—
Total revenues	7,255,266	—
Expenses:
Operating, maintenance and management	1,793,769	—
Real estate taxes and insurance	1,011,078	—
Fees to affiliates	5,678,614	—
Depreciation and amortization	5,316,510	—
Interest expense	1,589,848	—
General and administrative expenses	1,670,171	86,644
Acquisition costs	2,035,731	—
Total expenses	19,095,721	86,644
Net loss	$(11,840,455)	$(86,644)
Loss per common share — basic and diluted	$(4.74)	$(7.06)
Weighted average number of common shares outstanding — basic and diluted	2,495,771	12,273

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss for the period from August 22, 2013 (inception) to December 31, 2013	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	135	1,000	10	203,355	(86,644)	116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss for the year ended December 31, 2014	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	$91,795	1,000	$10	$117,443,760	$(14,151,178)	$103,384,387

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Period from August 22, 2013 (Inception) to December 31, 2013
Cash Flows from Operating Activities:
Net loss	$(11,840,455)	$(86,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,316,510	—
Amortization of deferred financing costs	39,245	—
Amortization of stock-based compensation	95,297	—
Change in fair value of interest rate cap agreements	578,014	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(1,963,300)	—
Rents and other receivables	(276,529)	—
Other assets	(610,696)	—
Accounts payable and accrued liabilities	3,212,388	74,771
Due to affiliates, net	1,530,878	11,873
Net cash used in operating activities	(3,918,648)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(269,263,165)	—
Additions to real estate investments	(673,951)	—
Escrow deposits for pending real estate acquisitions	(5,801,085)	—
Restricted cash for investing activities	(829,289)	—
Purchase of interest rate cap agreements	(1,226,428)	—
Cash used in investing activities	(277,793,918)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	196,930,600	—
Proceeds from issuance of common stock	133,914,634	202,500
Proceeds from issuance of convertible stock	—	1,000
Payments of commissions on sale of common stock and related dealer manager fees	(12,789,627)	—
Reimbursement of other offering costs to affiliates	(5,710,739)	—
Payment of deferred financing costs	(1,318,441)	—
Distributions to common stockholders	(921,535)	—
Net cash provided by financing activities	310,104,892	203,500
Net increase in cash and cash equivalents	28,392,326	203,500
Cash and cash equivalents, beginning of period	203,500	—
Cash and cash equivalents, end of period	$28,595,826	$203,500

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31, 2014	Period from August 22, 2013 (Inception) to December 31, 2013
Supplemental Disclosures of Cash Flow Information:
Interest paid	$687,194	$—
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$608,904	$—
Application of escrow deposits to acquire real estate	$5,301,085	$—
Increase in amounts receivable from transfer agent	$1,779,618	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$(693,640)	$—
Increase in redemptions payable	$33,551	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$65,938	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”).  On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of convertible stock (the “Convertible Stock”) as described in Note 6.
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into an Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of December 31, 2014, the Company owned seven multifamily properties comprising a total of 2,495 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company commenced its initial public offering on December 30, 2013. The Company may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.  The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of December 31, 2014, the Company had sold 9,151,039 shares of common stock in the Public Offering for gross proceeds of $136,387,892. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2015.  Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
Square footage, occupancy and other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
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

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Real Estate Purchase Price Allocation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.
The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
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
 The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as a reduction or increase to rental income over the remaining non-cancelable terms of the respective leases.
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
 Impairment of Real Estate Assets
 The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the year ended December 31, 2014 or for the period from August 22, 2013 (inception) to December 31, 2013.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents.
Revenue Recognition
The Company leases apartment and condominium units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2014, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2014 and 2013, the Company had a restricted cash balance of $2,792,589 and $0, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs over the terms of the respective financing agreements using the effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Derivative Financial Instruments
The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates.
 The Company measures its derivative instruments and hedging activities at fair value and records them as an asset or liability, depending on its rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

of hedges are recognized in earnings in the affected period. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of December 31, 2014, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in deferred financing costs and other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$648,414	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2014, the fair value of the mortgage notes payable was $191,983,420, compared to the carrying value of $196,930,600. There were no mortgage notes payable as of December 31, 2013. The Company has determined that its mortgage notes payable are classified as Level 3 within the fair value hierarchy.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company intends to elect to be taxed as a REIT beginning with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the year ended December 31, 2014 were based on daily record dates during the period from April 7, 2014 to December 31, 2014 and calculated at a rate of $0.002466 per share per day. Each day during the period from April 7, 2014 to December 31, 2014 was a record date for distributions.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

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
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2014, the Company recorded operating expenses of $1,518,672, which are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $322,804 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2014.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows the Income Taxes Topic of the ASC to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2014 and 2013, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company's evaluation was performed for the tax years ended December 31, 2014 and 2013. As of December 31, 2014, the Company’s tax return for calendar year 2013 remains subject to examination by major tax jurisdictions.
Per Share Data
Basic loss per share attributable for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that limits discontinued operations reporting to disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (b) the component of an entity or group of components of an entity is disposed of by sale; or (c) the component of an entity or group of components of an entity is disposed of other than by sale. This guidance also requires additional disclosures about discontinued operations and is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted the new guidance for the reporting period beginning January 1, 2014. As a result of the adoption of this guidance, properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations. As there are no properties currently classified as held for sale, the adoption of this guidance did not have an impact on the presentation of the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede existing revenue guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for public business entities for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. The Company does not expect there to be a material impact from adopting this new guidance.
In June 2014, the FASB issued ASU 2014-15, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, that requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. The new guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect there to be a material impact from adopting this new guidance.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of the extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

3.          Real Estate
As of December 31, 2014, the Company owned seven multifamily properties, comprising of a total of 2,495 apartment homes. The total acquisition price of the Company’s real estate portfolio was $274,564,250. As of December 31, 2014, the Company’s portfolio was approximately 94.2% occupied and the average monthly rent was $884.
Current Year Acquisitions
During the year ended December 31, 2014, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$1,130,314	$12,650,066	$419,620	$14,200,000
Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	3,087,687	24,288,806	487,757	27,864,250
Club at Summer Valley	Austin, TX	8/28/2014	260	4,850,153	15,986,068	663,779	21,500,000
Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	5,469,361	17,287,565	743,074	23,500,000
The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	8,682,823	87,673,292	2,143,885	98,500,000
The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	7,012,787	40,757,659	1,229,554	49,000,000
The Oasis	Colorado Springs, CO	12/19/2014	252	4,325,607	34,876,157	798,236	40,000,000
			2,495	$34,558,732	$233,519,613	$6,485,905	$274,564,250
As of December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$34,558,732	$234,259,502	$5,578,528	$274,396,762
Less: Accumulated depreciation and amortization	—	(2,206,072)	(2,203,061)	(4,409,133)
Net investments in real estate and related lease intangibles	$34,558,732	$232,053,430	$3,375,467	$269,987,629
Depreciation and amortization expense was $5,316,510 and $0 for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively.
Amortization of the Company’s tenant origination and absorption costs was $3,110,438 and $0 for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Operating Leases
As of December 31, 2014, the Company’s real estate portfolio comprised 2,495 residential units and was 94.2% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $459,707 and $0 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, no tenant represented over 10% of the Company’s annualized base rent.
4.          Deferred Financing Costs and Other Assets
As of December 31, 2013, there were no deferred financing costs and other assets. As of December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

December 31, 2014
Deferred financing costs	$1,318,441
Less: accumulated amortization	(39,245)
1,279,196
Prepaid expenses	360,316
Interest rate cap agreements	648,414
Escrow deposits for pending real estate acquisitions	500,000
Other deposits	250,380
$3,038,306
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of December 31, 2014. There were no mortgage notes payable as of December 31, 2013.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

	Property Name	Payment Type	Maturity Date	Interest Rate	Principal Outstanding at December 31, 2014
1	Villages at Spring Hill Apartments	Principal and interest(1)	June 1, 2024	1-Mo LIBOR + 2.13%(2)	$9,940,000
2	Harrison Place Apartments	Principal and interest(1)	July 1, 2024	1-Mo LIBOR + 1.84%(2)	19,530,000
3	Club at Summer Valley	Principal and interest(1)	September 1, 2024	1-Mo LIBOR + 1.98%(2)	15,050,000
4	Terrace Cove Apartment Homes	Principal and interest(1)	September 1, 2024	1-Mo LIBOR + 1.98%(2)	16,450,000
5	The Residences on McGinnis Ferry	Principal and interest(3)	November 1, 2024	1-Mo LIBOR + 1.70%(2)	73,660,600
6	The 1800 at Barrett Lakes	Interest only	December 1, 2021	1-Mo LIBOR + 1.77%(2)	34,300,000
7	The Oasis	Interest only	January 1, 2022	1-Mo LIBOR + 1.89%(2)	28,000,000
					$196,930,600
_________________

(1)	A monthly payment of interest only is due and payable for 48 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.

(2)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(3)	A monthly payment of interest only is due and payable for 60 months from the loan date, after which, a monthly payment of principal and interest is due and payable until the maturity date.
The following is a summary of the Company’s aggregate maturities as of December 31, 2014:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt	$196,930,600	$—	$—	$—	$479,920	$1,346,954	$195,103,726
The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of December 31, 2014, the Company is in compliance with all financial and non-financial debt covenants.
For the year ended December 31, 2014, the Company incurred interest expense of $1,589,848. Interest expense for the year ended December 31, 2014 includes amortization of deferred financing costs of $39,245 and net unrealized losses from the change in fair value of interest rate cap agreements of $578,014. The Company incurred no interest expense for the period from August 22, 2013 (inception) to December 31, 2013.
Interest expense of $285,395 and $0 was payable as of December 31, 2014 and 2013, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
At December 31, 2014, the weighted-average interest rate of the Company’s mortgage notes payable was 1.99%.
6.         Stockholders’ Equity
 General
Under the Charter, the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares designated as preferred stock with a par value of $0.01 per share.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through December 31, 2014, the Company had issued 9,151,039 shares of common stock in its Public Offering for offering proceeds of $117,930,408, net of offering costs of $18,457,484, including 48,676 shares of common stock pursuant to the DRP for total proceeds of $693,640. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $1,779,618 and $0 of amounts due from the Company’s transfer agent as of December 31, 2014 and 2013, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On February 27, 2014, the Company granted 3,333 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share in connection with the Company raising $2,000,000 in the Public Offering. On August 7, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The activity for the year ended December 31, 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting is as follows:

2014
Nonvested shares at the beginning of the year	—
Granted shares	14,997
Vested shares	(3,749)
Nonvested shares at the end of the year	11,248
Included in general and administrative expenses is $95,297 for the year ended December 31, 2014, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock is 1.31 years as of December 31, 2014. As of December 31, 2014, no shares of restricted common stock issued to the independent directors have been forfeited.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2014 and 2013, no shares of the Company’s preferred stock were issued and outstanding.
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
________________

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

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

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the purchase price until the day the Company publicly discloses a new estimated value per share. The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers and qualified valuation experts. Pursuant to current rules and regulations, the Company will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in the Public Offering.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2014, the Company did not redeem any shares and received requests for the redemption of 2,239 shares with a total redemption value of $33,551.
As of December 31, 2014, the Company had 2,239 shares of outstanding and unfulfilled redemption requests and recorded $33,551 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of December 31, 2014 of $33,551 on the January 30, 2015 redemption date.
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Pursuant to the share repurchase plan, for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, the Company reclassified $693,640 and $0, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, the Company expects to have insufficient cash flow from operations available for distribution until the Company makes substantial investments. Further, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. In these instances, the Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
On April 4, 2014, the Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. This distribution began to accrue on April 7, 2014. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the year ended December 31, 2014 were $2,224,079, including $987,161, or 69,274 shares, of common stock attributable to the DRP.
As of December 31, 2014, $608,904 of distributions declared were payable, which included $293,521, or 20,598 shares of common stock, of distributions reinvested pursuant to the DRP.
Distributions Paid
For year ended December 31, 2014, the Company paid cash distributions of $921,535, which related to distributions declared for each day in the period from April 7, 2014 through November 30, 2014, respectively. Additionally, for the year ended December 31, 2014, 48,676 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $693,640. For the year ended December 31, 2014, the Company paid total distributions of $1,615,175.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Amounts attributable to the Advisor and its affiliates incurred for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 are as follows:

	Incurred For The
	Year Ended December 31, 2014	Period From August 22, 2013 (inception) to December 31, 2013
Consolidated Statements of Operations:
Expensed
Organization costs(4)	$42,882	$—
Investment management fees(1)	472,828	—
Acquisition fees(1)	2,954,149	—
Acquisition expenses(2)	1,067,951	—
Loan coordination fees(1)	1,969,306	—
Property management:
Fees(1)	206,552	—
Reimbursement of onsite personnel(3)	639,062	—
Other fees(1)	75,779	—
Other operating expenses(4)	624,365	11,873
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	50,601	—
Additional paid-in capital
Other offering costs reimbursement	5,667,857	—
Selling commissions	8,815,057	—
Dealer manager fees	3,974,570	—
	$26,560,959	$11,873
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Amounts attributable to the Advisor and its affiliates paid for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 are as follows:

	Paid During The
	Year Ended December 31, 2014	Period From August 22, 2013 (inception) to December 31, 2013
Consolidated Statements of Operations:
Expensed
Organization costs	$42,882	$—
Investment management fees	324,882	—
Acquisition fees	2,372,731	—
Acquisition expenses	1,045,794	—
Loan coordination fees	1,689,306	—
Property management:
Fees	140,670	—
Reimbursement of onsite personnel	572,794	—
Other fees	68,980	—
Other operating expenses	313,434	—
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	44,006	—
Additional paid-in capital
Other offering costs reimbursement	5,667,857	—
Selling commissions	8,815,057	—
Dealer manager fees	3,974,570	—
	$25,072,963	$—

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Amounts outstanding to the Advisor and its affiliates as of December 31, 2014 and 2013, which are included in due to affiliates in the accompanying consolidated balance sheets, are as follows:

	Payable as of December 31,
	2014	2013
Consolidated Statements of Operations:
Expensed
Organization costs	$—	$—
Investment management fees	147,946	—
Acquisition fees	581,418	—
Acquisition expenses	22,157	—
Loan coordination fees	280,000	—
Property management:
Fees	65,882	—
Reimbursement of onsite personnel	66,268	—
Other fees	6,799	—
Other operating expenses	322,804	11,873
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	6,595	—
Additional paid-in capital
Other offering costs reimbursement	—	—
Selling commissions	—	—
Dealer manager fees	—	—
	$1,499,869	$11,873
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Public Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share redemption plan. As of December 31, 2014 and 2013, the Advisor had incurred $1,000,008 and $0, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2014 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$135,694,252	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$20,354,138	15.00%

O&O expenses recorded:
Sales commissions paid	$8,815,057	6.50%
Broker dealer fees paid	3,974,570	2.93%
Offering cost reimbursements accrual	5,667,857	4.18%
Organizational costs reimbursements	42,882	0.03%
Total O&O cost reimbursements recorded by the Company	$18,500,366	13.63%
When recognized, organization costs are expensed as incurred. From inception through December 31, 2014, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, the Advisor incurred $7,999,355 and $1,221,393 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $9,220,749 from inception through December 31, 2014, of which $3,552,892 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $0 for the reimbursement of offering costs in the accompanying consolidated balance sheet as of December 31, 2014. The deferred offering costs of $3,552,892 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded the 15% limitation described above.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equals $300,000,000. Thereafter, the Company will pay the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in real properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

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
Loan Coordination Fee
The Company pays the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company will pay the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at December 31, 2014 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support, and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fee
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation,

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the year ended December 31, 2014, the Advisor and its affiliates incurred $1,518,672 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $515,749, none of which were in excess of the 2%/25% Limitation and are included in the $1,670,171 of general and administrative expenses recognized by the Company. As of December 31, 2014, the Company’s total operating expenses were 0.6% of its average invested assets and 12.8% of its net loss.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2014 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2014.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On August 7, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the annual meeting of stockholders. The Company recorded stock-based compensation expense of $95,297 for the year ended December 31, 2014 related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $236,000 for the year ended December 31, 2014 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company recorded an operating expense of $74,771 for the period from August 22, 2013 (inception) to December 31, 2013 related to the independent directors annual retainer, which is included in the general and administrative expenses in the accompanying consolidated statements of operations.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Austin, Texas, Colorado Springs, Colorado and Indianapolis, Indiana apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of December 31, 2014, the Company had seven interest rate cap agreements with notional amounts totaling $196,930,600. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2014 and 2013:

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	December 31, 2014	December 31, 2013
Villages at Spring Hill Apartments	Cap	Cap Floating Rate	5/22/2014	5/31/2015	$9,940,000	One-Month LIBOR	0.1713%	2.00%	$28,864	$—
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.50%
Harrison Place Apartments	Cap	Cap Floating Rate	6/30/2014	6/30/2015	19,530,000	One-Month LIBOR	0.1713%	2.00%	62,838	—
				6/30/2016				2.50%
				6/30/2017				3.00%
				7/1/2018				3.50%
Club at Summer Valley	Cap	Cap Floating Rate	8/28/2014	8/31/2015	15,050,000	One-Month LIBOR	0.1713%	2.00%	59,005	—
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
Terrace Cove Apartment Homes	Cap	Cap Floating Rate	8/28/2014	8/31/2015	16,450,000	One-Month LIBOR	0.1713%	2.00%	64,494	—
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
The Residences on McGinnis Ferry	Cap	Cap Floating Rate	10/16/2014	10/31/15	73,660,600	One-Month LIBOR	0.1713%	2.00%	57,197	—
				11/1/18				5.44%
The 1800 at Barrett Lakes	Cap	Cap Floating Rate	11/20/2014	11/30/2015	34,300,000	One-Month LIBOR	0.1713%	2.00%	175,313	—
				11/30/2016				2.50%
				11/30/2017				3.00%
				12/1/2018				3.50%
The Oasis	Cap	Cap Floating Rate	12/19/2014	12/31/2015	28,000,000	One-Month LIBOR	0.1713%	2.00%	200,703	—
				12/31/2016				2.50%
				12/31/2017				3.00%
				1/1/2019				3.50%
					$196,930,600				$648,414	$—
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the year ended December 31, 2014 resulted in an unrealized loss of $578,014, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $648,414 as of December 31, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired seven properties during the year ended December 31, 2014. These properties contributed $7,255,266 of revenues and $3,717,052 of net loss, including $5,316,510 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2014. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2014	2013
Revenues	$28,103,588	$28,103,588
Net loss	$(13,624,798)	$(17,451,251)
Loss per common share, basic and diluted	$(5.46)	$(6.99)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2014 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2013 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the year ended December 31, 2014 and for the period from August 22, 2013 (inception) to December 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014
Revenues	$—	$192,864	$1,740,048	$5,322,354	$7,255,266
Net loss	(278,932)	(1,647,016)	(2,432,975)	(7,481,532)	(11,840,455)
Loss per common share, basic and diluted	(3.33)	(2.27)	(0.86)	(1.19)	(4.74)
Distributions declared per common share	—	0.209	0.227	0.227	0.663
2013
Revenues	n/a	n/a	$—	$—	$—
Net loss	n/a	n/a	(22,792)	(63,852)	(86,644)
Loss per common share, basic and diluted	n/a	n/a	(2.41)	(4.73)	(7.06)
Distributions declared per common share	n/a	n/a	—	—	—
13.          Subsequent Events
Status of Our Offering
As of March 10, 2015, the Company had sold 13,969,366 shares of common stock in the Public Offering for gross proceeds of $208,469,791, including 125,610 shares of common stock issued pursuant to the DRP for gross offering proceeds of $1,789,948.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2014

Distributions Paid
On January 2, 2015, the Company paid distributions of $608,903, which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014 and consisted of cash distributions paid in the amount of $315,382 and $293,521 in shares issued pursuant to the DRP.
On February 2, 2015, the Company paid distributions of $765,500, which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015 and consisted of cash distributions paid in the amount of $387,538 and $377,962 in shares issued pursuant to the DRP.
On March 2, 2015, the Company paid distributions of $835,666, which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015 and consisted of cash distributions paid in the amount of $410,818 and $424,848 in shares issued pursuant to the DRP.
Acquisition of Columns on Wetherington
On February 26, 2015, the Company acquired a fee simple interest in the Columns on Wetherington (the “Wetherington Property”) located in Florence, Kentucky for a purchase price of $25,000,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Wetherington Property with (1) proceeds from its initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $17,500,000 from a financial institution. The Wetherington Property consists of 21 two- and three-story garden-style residential buildings, 11 single-story garage buildings and a clubhouse/leasing office. The Wetherington Property contains 192 units consisting of 152 two-bedroom apartments and 40 three-bedroom apartments that average 1,229 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Acquisition of Preston Hills
On March 10, 2015, the Company acquired a fee simple interest in Preston Hills (the “Preston Hills Property”) located in Buford, Georgia for a purchase price of $51,000,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Preston Hills Property with (1) proceeds from its initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $35,700,000 from a financial institution. The Preston Hills Property consists of 17 three- and four-story garden-style residential buildings, 15 detached garage buildings and a clubhouse/leasing office. The Preston Hills Property contains 464 units consisting of 166 one-bedroom apartments, 252 two-bedroom apartments and 46 three-bedroom apartments that average 1,111 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

				Initial Cost of Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(1)	Total	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$9,940,000	$1,130,314	$13,069,686	$14,200,000	$214,065	$1,130,314	$12,864,131	$13,994,445	$(299,705)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	19,530,000	3,087,687	24,776,563	27,864,250	331,574	3,087,687	24,620,380	27,708,067	(494,704)	2001	6/30/2014
Club at Summer Valley	Austin, TX	100%	15,050,000	4,850,153	16,649,847	21,500,000	35,004	4,850,153	16,684,851	21,535,004	(673,705)	1983	8/28/2014
Terrace Cove Apartment Homes	Austin, TX	100%	16,450,000	5,469,361	18,030,639	23,500,000	93,285	5,469,361	18,123,924	23,593,285	(747,259)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	73,660,600	8,682,823	89,817,177	98,500,000	40,957	8,682,823	89,858,134	98,540,957	(1,593,151)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	34,300,000	7,012,787	41,987,213	49,000,000	18,928	7,012,787	42,006,141	49,018,928	(497,020)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	28,000,000	4,325,607	35,674,393	40,000,000	6,076	4,325,607	35,680,469	40,006,076	(103,589)	1996	12/19/2014
			$196,930,600	$34,558,732	$240,005,518	$274,564,250	$739,889	$34,558,732	$239,838,030	$274,396,762	$(4,409,133)
______________
(1) Building and improvements include tenant origination and absorption costs.
(2) The aggregate cost of real estate for federal income tax purposes was $275.7 million as of December 31, 2014.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2014:

Real Estate:
Balance at the beginning of the year	$—
Acquisitions	274,564,250
Improvements	739,889
Write-off of fully depreciated and amortized assets	(907,377)
Balance at the end of the year	$274,396,762

Accumulated depreciation:
Balance at the beginning of the year	$—
Depreciation expense	5,316,510
Write-off of fully depreciated and amortized assets	(907,377)
Balance at the end of the year	$4,409,133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2015.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 16, 2015

Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 16, 2015
Kevin J. Keating

/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 16, 2015

/s/ G. Brian Christie
G. Brian Christie	Director	March 16, 2015

/s/ Thomas H. Purcell
Thomas H. Purcell	Director	March 16, 2015

/s/ Kerry D. Vandell
Kerry D. Vandell	Director	March 16, 2015