Form 10-Q
period 2015-03-31
Steadfast Apartment REIT, Inc.
filed 2015-05-14
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 000-55428
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

As of May 8, 2015, there were 18,569,153 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$49,055,569	$34,558,732
Building and improvements	373,509,919	234,259,502
Tenant origination and absorption costs	8,203,800	5,578,528
Total real estate, cost	430,769,288	274,396,762
Less accumulated depreciation and amortization	(8,358,449)	(4,409,133)
Total real estate, net	422,410,839	269,987,629
Cash and cash equivalents	31,214,539	28,595,826
Restricted cash	3,640,910	2,792,589
Rents and other receivables	2,630,496	2,056,147
Deferred financing costs and other assets, net	4,966,046	3,038,306
Total assets	$464,862,830	$306,470,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$5,148,155	$3,386,648
Mortgage notes payable	272,611,100	196,930,600
Distributions payable	1,108,253	608,904
Due to affiliates	1,419,903	1,499,869
Total liabilities	280,287,411	202,426,021
Commitments and contingencies (Note 9)
Redeemable common stock	1,686,498	660,089
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 15,989,405 and 9,179,536 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	159,894	91,795
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	207,068,792	117,443,760
Cumulative distributions and net losses	(24,339,775)	(14,151,178)
Total stockholders’ equity	182,888,921	103,384,387
Total liabilities and stockholders’ equity	$464,862,830	$306,470,497

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$7,008,979	$—
Tenant reimbursements and other	736,840	—
Total revenues	7,745,819	—
Expenses:
Operating, maintenance and management	1,900,733	—
Real estate taxes and insurance	1,140,952	—
Fees to affiliates	3,464,033	—
Depreciation and amortization	5,356,169	—
Interest expense	1,760,583	—
General and administrative expenses	576,432	275,523
Acquisition costs	1,026,215	3,409
Total expenses	15,225,117	278,932
Net loss	(7,479,298)	(278,932)
Loss per common share — basic and diluted	$(0.61)	$(3.33)
Weighted average number of common shares outstanding — basic and diluted	12,235,415	83,853
Distributions declared per share	$0.222	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE THREE MONTHS ENDED MARCH 31, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss for the year ended December 31, 2014	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	91,795	1,000	10	117,443,760	(14,151,178)	103,384,387
Issuance of common stock	6,812,108	68,121	—	—	101,737,058	—	101,805,179
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(9,772,776)	—	(9,772,776)
Transfers to redeemable common stock	—	—	—	—	(1,062,758)	—	(1,062,758)
Redemption of common stock	(2,239)	(22)	—	—	(33,529)	—	(33,551)
Other offering costs to affiliates	—	—	—	—	(1,257,030)	—	(1,257,030)
Distributions declared	—	—	—	—	—	(2,709,299)	(2,709,299)
Amortization of stock-based compensation	—	—	—	—	14,067	—	14,067
Net loss for the three months ended March 31, 2015	—	—	—	—	—	(7,479,298)	(7,479,298)
BALANCE, March 31, 2015	15,989,405	$159,894	1,000	$10	$207,068,792	$(24,339,775)	$182,888,921

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,479,298)	$(278,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,356,169	—
Amortization of deferred financing costs	43,578	—
Amortization of stock-based compensation	14,067	37,702
Change in fair value of interest rate cap agreements	664,110	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(739,097)	—
Rents and other receivables	(249,091)	—
Other assets	(54,068)	—
Accounts payable and accrued liabilities	1,634,081	(53,658)
Due to affiliates, net	(729,516)	175,904
Net cash used in operating activities	(1,539,065)	(118,984)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(154,364,900)	—
Additions to real estate investments	(1,134,746)	—
Escrow deposits for pending real estate acquisitions	(3,950,100)	—
Restricted cash for investing activities	(109,224)	—
Purchase of interest rate cap agreements	(592,150)	—
Cash used in investing activities	(160,151,120)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	75,680,500	—
Proceeds from issuance of common stock	100,645,056	4,789,680
Payments of commissions on sale of common stock and related dealer manager fees	(9,772,776)	(251,975)
Reimbursement of other offering costs to affiliates	(607,480)	—
Payment of deferred financing costs	(489,210)	—
Distributions to common stockholders	(1,113,641)	—
Redemptions of common stock	(33,551)	—
Net cash provided by financing activities	164,308,898	4,537,705
Net increase in cash and cash equivalents	2,618,713	4,418,721
Cash and cash equivalents, beginning of period	28,595,826	203,500
Cash and cash equivalents, end of period	$31,214,539	$4,622,221

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$972,481	$—
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$499,349	$—
Application of escrow deposits to acquire real estate	$2,450,100	$—
Increase in amounts receivable from transfer agent	$(63,814)	$(94,500)
Increase in amounts payable to affiliates for other offering costs	$649,550	$437,770
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$(1,096,309)	$—
Increase in redeemable common stock	$1,062,758	$—
Increase in redemptions payable	$36,349	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$91,077	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepts subscriptions for shares of its common stock, the Company transfers substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increases proportionately.
As of March 31, 2015, the Company owned 12 multifamily properties comprising a total of 3,794 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of March 31, 2015, the Company had sold 15,963,147 shares of common stock in the Public Offering for gross proceeds of $238,193,071. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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
March 31, 2015
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company's accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$576,454	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$648,414	$—
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $259,076,618 and $191,983,420, respectively, compared to the carrying value of $272,611,100 and $196,930,600, respectively.
Distribution Policy
The Company intends to elect to be taxed as a REIT beginning with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the three months ended March 31, 2015 were based on daily record dates and calculated at a rate of $0.002466 per share per day. Each day during the period from January 1, 2015 to March 31, 2015 was a record date for distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2015, the Company declared distributions totaling $0.222 per share of common stock. No distributions were declared for the three months ended March 31, 2014.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assumes each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation, that provides amendments to the consolidation analysis. The amendments in this new guidance affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to mortgage notes payable on the consolidated balance sheet.
3.          Real Estate
As of March 31, 2015, the Company owned 12 multifamily properties, comprising of a total of 3,794 apartment homes. The total acquisition price of the Company’s real estate portfolio was $431,379,250. As of March 31, 2015 and December 31, 2014, the Company’s portfolio was approximately 92.8% and 94.2% occupied and the average monthly rent was $980 and $884, respectively.
Current Year Acquisitions
During the three months ended March 31, 2015, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Other Accounts Receivable	Total Purchase Price
Columns on Wetherington	Florence, KY	2/26/2015	192	$1,276,787	$23,172,820	$550,393	$—	$25,000,000
Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	5,813,218	43,594,089	1,592,693	—	51,000,000
Eagle Lake Landing	Speedway, IN	3/27/2015	277	1,607,980	16,933,827	658,193	—	19,200,000
Reveal on Cumberland	Fishers, IN	3/30/2015	220	3,299,502	25,458,315	480,739	261,444	29,500,000
Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	2,499,350	28,865,543	750,107	—	32,115,000
			1,299	$14,496,837	$138,024,594	$4,032,125	$261,444	$156,815,000
As of March 31, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$49,055,569	$373,509,919	$8,203,800	$430,769,288
Less: Accumulated depreciation and amortization	—	(4,718,897)	(3,639,552)	(8,358,449)
Net investments in real estate and related lease intangibles	$49,055,569	$368,791,022	$4,564,248	$422,410,839

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$34,558,732	$234,259,502	$5,578,528	$274,396,762
Less: Accumulated depreciation and amortization	—	(2,206,072)	(2,203,061)	(4,409,133)
Net investments in real estate and related lease intangibles	$34,558,732	$232,053,430	$3,375,467	$269,987,629
Depreciation and amortization expense was $5,356,169 and $0 for the three months ended March 31, 2015 and 2014, respectively.
Depreciation of the Company’s buildings and improvements were $2,512,825 and $0 for the three months ended March 31, 2015 and 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $2,843,344 and $0 for the three months ended March 31, 2015 and 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of March 31, 2015, the Company’s real estate portfolio comprised 3,794 residential units and was 92.8% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $749,882 and $459,707 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and 2014, no tenant represented over 10% of the Company’s annualized base rent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

4.          Deferred Financing Costs and Other Assets
As of March 31, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	March 31, 2015	December 31, 2014
Deferred financing costs	$1,807,651	$1,318,441
Less: accumulated amortization	(82,823)	(39,245)
	1,724,828	1,279,196
Prepaid expenses	302,153	360,316
Interest rate cap agreements	576,454	648,414
Escrow deposits for pending real estate acquisitions	2,000,000	500,000
Other deposits	362,611	250,380
	$4,966,046	$3,038,306

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of March 31, 2015 and December 31, 2014.

					Principal Outstanding at
	Property Name	Payment Type	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
1	Villages at Spring Hill Apartments	Principal and interest(1)	June 1, 2024	1-Mo LIBOR + 2.13%(2)	$9,940,000	$9,940,000
2	Harrison Place Apartments	Principal and interest(1)	July 1, 2024	1-Mo LIBOR + 1.84%(2)	19,530,000	19,530,000
3	Club at Summer Valley	Principal and interest(1)	September 1, 2024	1-Mo LIBOR + 1.98%(2)	15,050,000	15,050,000
4	Terrace Cove Apartment Homes	Principal and interest(1)	September 1, 2024	1-Mo LIBOR + 1.98%(2)	16,450,000	16,450,000
5	The Residences on McGinnis Ferry	Principal and interest(3)	November 1, 2024	1-Mo LIBOR + 1.70%(2)	73,660,600	73,660,600
6	The 1800 at Barrett Lakes	Interest only	December 1, 2021	1-Mo LIBOR + 1.77%(2)	34,300,000	34,300,000
7	The Oasis	Interest only	January 1, 2022	1-Mo LIBOR + 1.89%(2)	28,000,000	28,000,000
8	Columns on Wetherington	Principal and interest(3)	March 1, 2025	1-Mo LIBOR + 1.68%(2)	17,500,000	—
9	Preston Hills at Mill Creek	Principal and interest(3)	April 1, 2025	1-Mo LIBOR + 1.69%(2)	35,700,000	—
10	Randall Highlands Apartments	Principal and interest(4)	April 1, 2025	1-Mo LIBOR + 1.77%(2)	22,480,500	—
					$272,611,100	$196,930,600
_________________

(1)	A monthly payment of interest only is due and payable for 48 months from the loan date, after which a monthly payment of principal and interest is due and payable until the maturity date.

(2)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(3)	A monthly payment of interest only is due and payable for 60 months from the loan date, after which a monthly payment of principal and interest is due and payable until the maturity date.

(4)	A monthly payment of interest only is due and payable for 36 months from the loan date, after which a monthly payment of principal and interest is due and payable until the maturity date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The following is a summary of the Company’s aggregate maturities as of March 31, 2015:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt	$272,611,100	$—	$—	$—	$479,920	$1,346,954	$270,784,226
The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of March 31, 2015, the Company is in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2015, the Company incurred interest expense of $1,760,583. Interest expense for the three months ended March 31, 2015 includes amortization of deferred financing costs of $43,578 and net unrealized losses from the change in fair value of interest rate cap agreements of $664,110. The Company incurred no interest expense for the three months ended March 31, 2014.
Interest expense of $365,809 and $285,395 was payable as of March 31, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
At March 31, 2015 and December 31, 2014, the weighted-average interest rate of the Company’s mortgage notes payable was 1.97% and 1.99%, respectively.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 31, 2015, the Company had issued 15,963,147 shares of common stock in its Public Offering for offering proceeds of $208,705,781, including 125,610 shares of common stock issued pursuant to the DRP for total proceeds of $1,789,948, net of offering costs of $29,487,290. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $1,843,432 and $1,779,618 of amounts due from the Company’s transfer agent as of March 31, 2015 and December 31, 2014, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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
The issuance and vesting activity for the three months ended March 31, 2015 and year ended December 31, 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with their initial election or re-election to the board of directors at the Company’s annual meeting is as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Nonvested shares at the beginning of the period	11,248	—
Granted shares	—	14,997
Vested shares	(2,500)	(3,749)
Nonvested shares at the end of the period	8,748	11,248
Included in general and administrative expenses is $14,067 and $37,702 for the three months ended March 31, 2015 and 2014, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock was 1.39 years as of March 31, 2015. As of March 31, 2015, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon ten days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
March 31, 2015
(unaudited)

(2)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers or qualified valuation experts. Pursuant to current rules and regulations, the Company will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in the Public Offering.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2015, the Company redeemed a total of 2,239 shares with a total redemption value of $33,551 and received requests for the redemption of 4,660 shares with a total redemption value of $69,900. During the three months ended March 31, 2014, the Company did not redeem any shares or receive requests for the redemption of any shares.
As of March 31, 2015, the Company had 4,660 shares of outstanding and unfulfilled redemption requests and recorded $69,900 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of March 31, 2015 of $69,900 on the April 30, 2015 Repurchase Date.
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
Pursuant to the share repurchase plan, for the three months ended March 31, 2015 and 2014, the Company reclassified $1,062,758 and $0, net of $33,551 and $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions declared for the three months ended March 31, 2015 were $2,709,299, including $1,374,500, or 96,456 shares of common stock, attributable to the DRP. No distributions were declared for the three months ended March 31, 2014.
As of March 31, 2015, $1,108,253 of distributions declared were payable, which included $571,713, or 40,120 shares of common stock, attributable to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Distributions Paid
For the three months ended March 31, 2015, the Company paid cash distributions of $1,113,641, which related to distributions declared for each day in the period from December 1, 2014 through February 28, 2015. Additionally, for the three months ended March 31, 2015, 76,934 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $1,096,309. For the three months ended March 31, 2015, the Company paid total distributions of $2,209,950. No distributions were paid for the three months ended March 31, 2014.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2015 and 2014 and amounts outstanding to the Advisor and its affiliates as of March 31, 2015 and December 31, 2014 are as follows:

	Incurred For The Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Organization costs(4)	$—	$42,882	$—	$—
Investment management fees(1)	810,046	—	42,523	147,946
Acquisition fees(1)	1,609,063	—	185,587	581,418
Acquisition expenses(2)	667,265	3,409	—	22,157
Loan coordination fees(1)	756,805	—	—	280,000
Property management:
Fees(1)	223,849	—	85,729	65,882
Reimbursement of onsite personnel(3)	701,042	—	139,726	66,268
Other fees(1)	64,270	—	9,159	6,799
Other operating expenses(4)	259,167	129,613	294,826	322,804
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	87,313	—	12,803	6,595
Additional paid-in capital
Other offering costs reimbursement	1,257,030	437,770	649,550	—
Selling commissions	6,729,532	196,302	—	—
Dealer manager fees	3,043,244	55,673	—	—
	$16,208,626	$865,649	$1,419,903	$1,499,869
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, bona fide out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Public Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of March 31, 2015 and December 31, 2014, the Advisor had incurred $1,350,010 and $1,000,008, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2015 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$236,403,123	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$35,460,468	15.00%

O&O expenses recorded:
Sales commissions paid	$15,544,589	6.58%
Broker dealer fees paid	7,017,814	2.97%
Offering cost reimbursements accrual	6,924,887	2.93%
Organizational costs reimbursements	42,882	0.02%
Total O&O cost reimbursements recorded by the Company	$29,530,172	12.49%
When recognized, organization costs are expensed as incurred. From inception through March 31, 2015, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three months ended March 31, 2015 and 2014, the Advisor incurred $2,000,349 and $1,523,489 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $11,221,098 from inception through March 31, 2015, of which $4,296,211 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

The Company accrued $649,550 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheet as of March 31, 2015 and December 31, 2014. The deferred offering costs of $4,296,211 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded the 15% limitation described above.
Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equaled $300,000,000. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in real properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at March 31, 2015 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Construction Management Fee
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for units taken out of service while they undergo the planned renovation.
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
At March 31, 2015, the Company’s allocable share of the Advisor’s overhead expenses did not exceed the 2%/25% Limitation test.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2015 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2015.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On August 7, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the annual meeting of stockholders. The Company recorded stock-based compensation expense of $14,067 and $37,702 for the three months ended March 31, 2015 and 2014, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson will receive an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $60,750 and $55,750 for the three months ended March 31, 2015 and 2014 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Indianapolis, Indiana and Austin, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. As of March 31, 2015, the Company had ten interest rate cap agreements with notional amounts totaling $272,611,100. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2015 and December 31, 2014:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	March 31, 2015	December 31, 2014
Villages at Spring Hill Apartments	Cap	Cap Floating Rate	5/22/2014	5/31/2015	$9,940,000	One-Month LIBOR	0.1763%	2.00%	$11,480	$28,864
				5/31/2016				2.50%
				5/31/2017				3.00%
				6/1/2018				3.50%
Harrison Place Apartments	Cap	Cap Floating Rate	6/30/2014	6/30/2015	19,530,000	One-Month LIBOR	0.1763%	2.00%	25,685	62,838
				6/30/2016				2.50%
				6/30/2017				3.00%
				7/1/2018				3.50%
Club at Summer Valley	Cap	Cap Floating Rate	8/28/2014	8/31/2015	15,050,000	One-Month LIBOR	0.1763%	2.00%	25,447	59,005
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
Terrace Cove Apartment Homes	Cap	Cap Floating Rate	8/28/2014	8/31/2015	16,450,000	One-Month LIBOR	0.1763%	2.00%	27,815	64,494
				8/31/2016				2.50%
				8/31/2017				3.00%
				9/1/2018				3.50%
The Residences on McGinnis Ferry	Cap	Cap Floating Rate	10/16/2014	10/31/15	73,660,600	One-Month LIBOR	0.1763%	2.00%	23,739	57,197
				11/1/18				5.44%
The 1800 at Barrett Lakes	Cap	Cap Floating Rate	11/20/2014	11/30/2015	34,300,000	One-Month LIBOR	0.1763%	2.00%	81,219	175,313
				11/30/2016				2.50%
				11/30/2017				3.00%
				12/1/2018				3.50%
The Oasis	Cap	Cap Floating Rate	12/19/2014	12/31/2015	28,000,000	One-Month LIBOR	0.1763%	2.00%	119,432	200,703
				12/31/2016				2.50%
				12/31/2017				3.00%
				1/1/2019				3.50%
Columns on Wetherington	Cap	Cap Floating Rate	2/26/2015	2/29/2016	17,500,000	One-Month LIBOR	0.1763%	2.00%	56,108	—
				2/28/2017				2.50%
				2/28/2018				3.00%
				3/1/2019				3.50%
Preston Hills at Mill Creek	Cap	Cap Floating Rate	3/10/2015	3/31/2016	35,700,000	One-Month LIBOR	0.1763%	2.00%	126,114	—
				3/31/2017				2.50%
				3/31/2018				3.00%
				4/1/2019				3.50%

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

									Fair Value as of
Property	Type	Purpose	Effective Date	Maturity Date	Notional Amount	Based on	Variable Rate	Cap Rate	March 31, 2015	December 31, 2014
Randall Highlands Apartments	Cap	Cap Floating Rate	3/31/2015	3/31/2016	$22,480,500	One-Month LIBOR	0.1763%	2.00%	$79,415	$—
				3/31/2017				2.50%
				3/31/2018				3.00%
				4/1/2019				3.50%
					$272,611,100				$576,454	$648,414
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2015 and 2014 resulted in an unrealized loss of $664,110 and $0, respectively, which is included in interest expense in the accompanying consolidated statements of operations. The fair value of the interest rate caps of $576,454 and $648,414 as of March 31, 2015 and December 31, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three months ended March 31, 2015 and 2014. The Company acquired five properties during the three months ended March 31, 2015. These properties contributed $645,412 of revenues and $1,009,333 of net loss, including $522,955 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to March 31, 2015. The following unaudited pro forma information for the three months ended March 31, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2015	2014
Revenues	$11,590,854	$4,490,447
Net loss	$(6,183,900)	$(6,327,894)
Loss per common share, basic and diluted	$(0.51)	$(0.52)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three months ended March 31, 2015 for the respective period prior to acquisition by the Company. Net income has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Subsequent Events
Status of Our Offering
As of May 8, 2015, the Company had sold 18,547,555 shares of common stock in the Public Offering for gross proceeds of $276,762,011, including 212,156 shares of common stock issued pursuant to the DRP for gross offering proceeds of $3,023,229.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Distributions Paid
On April 1, 2015, the Company paid distributions of $1,108,253, which related to distributions declared for each day in the period from March 1, 2015 through March 31, 2015 and consisted of cash distributions paid in the amount of $536,540 and $571,713 in shares issued pursuant to the DRP.
On May 1, 2015, the Company paid distributions of $1,255,360, which related to distributions declared for each day in the period from April 1, 2015 through April 30, 2015 and consisted of cash distributions paid in the amount of $593,892 and $661,468 in shares issued pursuant to the DRP.
Acquisition of Heritage Place Apartments
On April 27, 2015, the Company acquired a fee simple interest in Heritage Place Apartments (the “Heritage Place Property”) located in Franklin, Tennessee for a purchase price of $9,650,000, exclusive of closing costs. The Company financed the payment of the purchase price for the Heritage Place Property with proceeds from its initial public offering. The Heritage Place Property consists of 13 two-story garden-style residential buildings and a leasing office. The Heritage Place Property contains 105 units, all of which are two-bedroom apartments that average 921 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.

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

PART I — FINANCIAL INFORMATION (continued)

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2015.
Overview
We were formed on August 22, 2013, as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
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
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of May 8, 2015, we had sold 18,547,555 shares of common stock in our public offering for gross proceeds of $276,762,011, including 212,156 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $3,023,229. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We reserve the right to terminate our initial public offering at any time.
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

PART I — FINANCIAL INFORMATION (continued)

We intend to make an election to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income.
Our Real Estate Portfolio
As of March 31, 2015, we owned the 12 multifamily apartment communities listed below:

	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Average Monthly Occupancy(1)	Average Monthly Rent(2)
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	97.2%	$845
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	94.1%	843
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	96.2%	828
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,450,000	96.1%	807
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,660,600	93.1%	1,091
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,300,000	94.0%	834
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	28,000,000	93.3%	1,061
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,500,000	93.2%	1,006
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,700,000	90.9%	927
10	Eagle Lake Landing	Speedway, IN	3/27/2015	277	19,200,000	—	94.9%	831
11	Reveal on Cumberland(3)	Fishers, IN	3/30/2015	220	29,500,000	—	75.0%	1,261
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,480,500	93.8%	1,894
				3,794	$431,379,250	$272,611,100	92.8%	$980
________________

(1)	At March 31, 2015, our portfolio was approximately 95.1% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	Reveal on Cumberland was a newly constructed apartment community in 2014 and was in the lease-up phase as of March 31, 2015.

PART I — FINANCIAL INFORMATION (continued)

First Quarter Acquisitions
Columns on Wetherington
On February 26, 2015, we acquired a fee simple interest in the Columns on Wetherington Apartments, or the Columns on Wetherington property, located in Florence, Kentucky for a purchase price of $25,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Columns on Wetherington property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $17,500,000 from a financial institution. The Columns on Wetherington property consists of 21 two- and three-story garden-style residential buildings, 11 single-story garage buildings and a clubhouse/leasing office and contains 192 units consisting of 152 two-bedroom apartments and 40 three-bedroom apartments. The apartments range in size from 911 to 1,419 square feet and average 1,229 square feet.
Preston Hills at Mill Creek
On March 10, 2015, we acquired a fee simple interest in the Preston Hills at Mill Creek Apartments, or the Preston Hills at Mill Creek property, located in Buford, Georgia for a purchase price of $51,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Preston Hills at Mill Creek property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $35,700,000 from a financial institution. The Preston Hills at Mill Creek property consists of 17 three- and four-story residential buildings and a clubhouse/leasing office and contains 464 units consisting of 166 one-bedroom apartments, 252 two-bedroom apartments and 46 three-bedroom apartments. The apartments range in size from 828 to 1,426 square feet and average 1,111 square feet.
Eagle Lake Landing
On March 27, 2015, we acquired a fee simple interest in Eagle Lake Landing, or the Eagle Lake Landing property, located in Speedway, Indiana for a purchase price of $19,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Eagle Lake Landing property with proceeds from our initial public offering. The Eagle Lake Landing property consists of nine three-story garden style residential buildings and a clubhouse/leasing office. The Eagle Lake Landing property contains 277 units consisting of 99 one-bedroom apartments, 134 two-bedroom apartments and 44 three-bedroom apartments. The apartments range in size from 579 to 1,395 square feet and average 1,075 square feet.
Reveal on Cumberland
On March 30, 2015, we acquired a fee simple interest in Reveal on Cumberland, or the Reveal on Cumberland property, located in Fishers, Indiana for a purchase price of $29,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Reveal on Cumberland property with proceeds from our initial public offering. The Reveal on Cumberland property consists of three three-story garden-style residential buildings, six detached garage buildings and a clubhouse/leasing office. The Reveal on Cumberland property contains 220 units consisting of 88 one-bedroom apartments, 114 two-bedroom apartments and 18 three-bedroom apartments. The apartments range in size from 663 to 1,433 square feet and average 1,014 square feet.
Randall Highlands Apartments
On March 31, 2015, we acquired a fee simple interest in the Randall Highlands Apartments, or the Randall Highlands property, located in North Aurora, Illinois for a purchase price of $32,115,000, exclusive of closing costs. We financed the payment of the purchase price for the Randall Highlands property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $22,480,500 from a financial institution. The Randall Highlands property consists of 29 two-story townhome style residential buildings and a clubhouse/leasing office. The Randall Highlands property contains 146 units consisting of 88 two-bedroom apartments and 58 three-bedroom apartments. The apartments range in size from 1,372 to 1,688 square feet and average 1,469 square feet.

PART I — FINANCIAL INFORMATION (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.
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
In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the Financial Industry Regulatory Authority, Inc.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014 and 2013.

PART I — FINANCIAL INFORMATION (continued)

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
The distributions paid as of March 31, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
Second Quarter 2014	$158,272	$0.209	$49,580	$25,066	$74,646	$—	$74,646	$(701,015)
Third Quarter 2014	642,532	0.227	279,014	175,490	454,504	—	454,504	(909,864)
Fourth Quarter 2014	1,423,275	0.227	592,941	493,084	1,086,025	—	1,086,025	(2,188,785)
First Quarter 2015	2,709,299	0.222	1,113,641	1,096,309	2,209,950	—	2,209,950	(1,539,065)
	$4,933,378	$0.885	$2,035,176	$1,789,949	$3,825,125	$—	$3,825,125	$(5,338,729)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.

(2)	Assumes each share was issued and outstanding each day during the period from April 7, 2014 to March 31, 2015.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2015, we paid aggregate distributions of $2,209,950, including $1,113,641 of distributions paid in cash and 76,934 shares of our common stock issued pursuant to our distribution reinvestment plan for $1,096,309. For the three months ended March 31, 2015, our net loss was $7,479,298, we had negative funds from operations, or FFO, of $2,123,129 and net cash used in operations of $1,539,065. For the three months ended March 31, 2015, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. On a cumulative basis, as of March 31, 2015, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. However, we expect to have insufficient cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

PART I — FINANCIAL INFORMATION (continued)

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
As of March 31, 2015, we had not entered into any leases as a lessee.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current cash balances;

•	proceeds from our initial public offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

PART I — FINANCIAL INFORMATION (continued)

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, proceeds from our public offering, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of March 31, 2015, we owned 12 multifamily properties. During the three months ended March 31, 2015, net cash used in operating activities was $1,539,065 compared to $118,984 for the three months ended March 31, 2014. The increase in net cash used in operating activities is primarily due to the acquisition of 12 multifamily properties, all of which occurred after March 31, 2014. Our operating cash flows during the three months ended March 31, 2015 was impacted by our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the three months ended March 31, 2015, net cash used in investing activities was $160,151,120 compared to $0 during the three months ended March 31, 2014. The increase in net cash used in investing activities was primarily the result of our acquisition of five multifamily properties during the three months ended March 31, 2015 compared to no acquisitions of multifamily properties during the three months ended March 31, 2014. Net cash used in investing activities during the three months ended March 31, 2015 consisted of the following:

•	$154,364,900 of cash used related to the acquisition of five multifamily properties;

•	$1,134,746 of cash used for improvements to real estate investments;

•	$3,950,100 of cash used for deposits for potential real estate investments;

•	$109,224 of cash used in restricted cash accounts related to replacement reserves; and

•	$592,150 of cash used to purchase interest rate cap agreements.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, net of distributions paid to our stockholders, and the issuance of notes payable. During the three months ended March 31, 2015, net cash provided by financing activities was $164,308,898 compared to $4,537,705 during the three months ended March 31, 2014. Net cash provided by financing activities during the three months ended March 31, 2015 consisted of the following:

•
$90,264,800 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $9,772,776 and (2) the reimbursement of other offering costs to affiliates in the amount of $607,480;

•	$75,191,290 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $489,210;

•	$33,551 of cash paid for the redemption of common stock; and

•	$1,113,641 of net cash distributions, after giving effect to distributions reinvested by stockholders of $1,096,309.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of March 31, 2015, we had indebtedness totaling an aggregate principal amount of $272,611,100. The following is a summary of our contractual obligations as of March 31, 2015

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$49,131,449	$4,207,784	$11,307,101	$11,237,696	$22,378,868
Principal payments on outstanding debt obligations	272,611,100	—	—	1,826,874	270,784,226
Total	$321,742,549	$4,207,784	$11,307,101	$13,064,570	$293,163,094
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2015. We incurred interest expense of $1,760,583 during the three months ended March 31, 2015, including amortization of deferred financing costs totaling $43,578 and net unrealized losses from the change in fair value of interest rate cap agreements of $664,110.

Results of Operations
Overview
During the period from August 22, 2013 (inception) to May 22, 2014, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Villages at Spring Hill Apartments. We owned seven multifamily properties at December 31, 2014 and subsequently acquired five additional properties during the three months ended March 31, 2015. Our results of operations for the three months ended March 31, 2015 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Net loss
For the three months ended March 31, 2015, we had a net loss of $7,479,298 primarily due to depreciation and amortization expenses, fees to affiliates, acquisition costs and general and administrative expenses.
Total revenues
Rental income and tenant reimbursements were $7,745,819 for the three months ended March 31, 2015, which consisted primarily of $7,008,979 of rental income from the 12 multifamily properties we owned at March 31, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of revenues for an entire period for all properties.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $1,900,733 for the three months ended March 31, 2015. These expenses resulted from the 12 multifamily properties we owned at March 31, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and the realization of operating expenses for an entire period for all properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $1,140,952 for the three months ended March 31, 2015. We incurred these expenses in connection with the operations of our multifamily properties. We expect these amounts to increase as a result of anticipated future acquisitions of real estate.
Fees to affiliates
Fees to affiliates were $3,464,033 for the three months ended March 31, 2015. These fees consisted primarily of acquisition fees and loan coordination fees related to our acquisition and financing of five multifamily properties during the three months ended March 31, 2015, as well as investment management fees earned by our advisor in connection with managing the 12 multifamily properties we owned as of March 31, 2015. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $5,356,169 for the three months ended March 31, 2015 and related to the ownership of our 12 multifamily properties. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and real-estate related investments.

PART I — FINANCIAL INFORMATION (continued)

Interest expense
Interest expense for the three months ended March 31, 2015 was $1,760,583. Included in interest expense is the amortization of deferred financing costs of $43,578 and the unrealized loss on derivative instruments of $664,110. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2015 were $576,432. These general and administrative costs consisted primarily of legal fees, director and officer insurance premiums, audit fees, other professional fees and independent director compensation. We expect general and administrative expenses to increase in future periods as we acquire additional real estate and real estate-related investments but to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended March 31, 2015 were $1,026,215 and were related to the acquisition of five multifamily properties during the three months ended March 31, 2015. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three months and three months ended March 31, 2015 computed in accordance with GAAP:

For the Three Months Ended March 31, 2015
Net loss	$(7,479,298)
Fees to affiliates (1)	3,175,914
Depreciation and amortization	5,356,169
Interest expense	1,760,583
General and administrative expenses	576,432
Acquisition costs	1,026,215
Net operating income	$4,416,015
____________________

(1)	Fees to affiliates for the three months ended March 31, 2015 excludes property management fees of $223,849 and other fees of $64,270, respectively, that are included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2015:

For the Three Months Ended March 31, 2015
Reconciliation of net loss to MFFO:
Net loss	$(7,479,298)
Depreciation of real estate assets	2,512,825
Amortization of lease-related costs	2,843,344
FFO	(2,123,129)
Acquisition fees and expenses (1)(2)	3,392,083
Unrealized loss on derivative instruments	664,110
MFFO	$1,933,064
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

(2)
Acquisition fees and expenses for the three months ended March 31, 2015 includes acquisition fees of $1,609,063 and loan coordination fees of $756,805 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three months ended March 31, 2015 also includes acquisition expenses of $1,026,215 that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 of our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.

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
We borrow funds at variable rates and intend in the future to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2015, we had no outstanding fixed rate debt instruments.
Movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2015, the fair value of our variable rate debt was $259,076,618 and the carrying value of our variable rate debt was $272,611,100. At March 31, 2015, we were exposed to market risks related to fluctuations in interest rates on $272,611,100 of our outstanding variable rate debt. Based on interest rates as of March 31, 2015, if interest rates are 100 basis points higher during the 12 months ending March 31, 2016, interest expense on our variable rate debt would increase by $2,703,028 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2016, interest expense on our variable rate debt would decrease by $476,409.
At March 31, 2015, the weighted-average interest rate of our variable rate debt was 1.97%. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2015 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2015, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of March 31, 2015 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering at $15.00 per share and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan at $14.25 per share. As of March 31, 2015, we had sold 15,963,147 shares of our common stock in our public offering for gross offering proceeds of $238,193,071, including 125,610 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $1,789,948.
From inception through March 31, 2015, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$22,562,403	Actual	9.54%
Other organization and offering costs	6,967,769	Actual	2.95%
Total expenses	$29,530,172	Actual	12.49%
Total public offering proceeds (excluding DRP proceeds)	$236,403,123	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.49%	Actual	12.49%
From the commencement of our initial public offering through March 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $208,662,899, including net offering proceeds from our distribution reinvestment plan of $1,789,948. For the period from inception through March 31, 2015, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.49%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2015, we had invested in 12 multifamily properties for a total purchase price of $431,379,250. These property acquisitions were funded from proceeds of our public offering and $272,611,100 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended March 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	2,239	$14.98	(3)
February 2015	—	—	—	(3)
March 2015	4,660	—	—	(3)
	4,660	2,239
____________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years;

(3)
The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
EXHIBIT LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049 (“Form S-11 Amendment No. 3”))

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated April 15, 2015, of the Registrant)
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated April 15, 2015, of the Registrant)
4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
10.1
Purchase and Sale Agreement, dated as of January 21, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC, Riverside Realty Preston Hills, LLC and Madison Title Agency, LLC, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2015)

10.2
First Amendment to Purchase and Sale Agreement, dated February 3, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 13, 2015)

10.3
Second Amendment to Purchase and Sale Agreement, dated March 5, 2015 by and among Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 13, 2015)

10.4
Assignment and Assumption of Purchase Agreement, dated as of March 10, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 13, 2015)

10.5
Property Management Agreement, made and entered into as of March 10, 2015, by and between Steadfast Management Company, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 13, 2015)

10.6
Construction Management Services Agreement entered into as of March 10, 2015, by and between STAR Preston Hills, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 13, 2015)

10.7
Multifamily Note, effective as of March 10, 2015, by STAR Preston Hills, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 13, 2015)

10.8
Multifamily Loan and Security Agreement (Non-Recourse), dated as of March 10, 2015, by and between STAR Preston Hills, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 13, 2015)

10.9
Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of March 10, 2015, by STAR Preston Hills, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 13, 2015) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 13, 2015)

10.10
Guaranty of Non-Recourse Obligations, dated as of March 10, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed March 13, 2015)

10.11
Environmental Indemnity, dated as of March 10, 2015, by STAR Preston Hills, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed March 13, 2015)

10.12
Assignment of Management Agreement, dated as of March 10, 2015, by and among STAR Preston Hills, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed March 13, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART II — OTHER INFORMATION (continued)

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

Steadfast Apartment REIT, Inc.

Date:	May 14, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	May 14, 2015	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)