Form 10-Q
period 2015-06-30
Steadfast Apartment REIT, Inc.
filed 2015-08-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2015, there were 24,241,715 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$82,767,367	$34,558,732
Building and improvements	592,657,175	234,259,502
Tenant origination and absorption costs	10,231,718	5,578,528
Total real estate, cost	685,656,260	274,396,762
Less accumulated depreciation and amortization	(11,900,390)	(4,409,133)
Total real estate, net	673,755,870	269,987,629
Cash and cash equivalents	2,560,685	28,595,826
Restricted cash	9,614,103	2,792,589
Rents and other receivables	1,983,132	2,056,147
Deferred financing costs and other assets, net	6,967,293	3,038,306
Total assets	$694,881,083	$306,470,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$10,855,100	$3,386,648
Mortgage notes payable	432,011,100	196,930,600
Distributions payable	1,543,531	608,904
Due to affiliates	5,136,712	1,499,869
Total liabilities	449,546,443	202,426,021
Commitments and contingencies (Note 9)
Redeemable common stock	3,589,613	660,089
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 21,785,820 and 9,179,536 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	217,858	91,795
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	281,595,727	117,443,760
Cumulative distributions and net losses	(40,068,568)	(14,151,178)
Total stockholders’ equity	241,745,027	103,384,387
Total liabilities and stockholders’ equity	$694,881,083	$306,470,497

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$11,467,698	$184,579	$18,476,677	$184,579
Tenant reimbursements and other	1,281,050	8,285	2,017,889	8,285
Total revenues	12,748,748	192,864	20,494,566	192,864
Expenses:
Operating, maintenance and management	3,574,360	56,558	5,475,093	56,558
Real estate taxes and insurance	1,890,520	20,351	3,031,472	20,351
Fees to affiliates	6,119,943	759,537	9,583,976	802,419
Depreciation and amortization	7,713,616	150,296	13,069,785	150,296
Interest expense	2,091,384	118,069	3,851,967	118,069
General and administrative expenses	830,959	313,648	1,407,390	546,289
Acquisition costs	2,012,005	421,421	3,038,220	424,830
Total expenses	24,232,787	1,839,880	39,457,903	2,118,812
Net loss	$(11,484,039)	$(1,647,016)	$(18,963,337)	$(1,925,948)
Loss per common share — basic and diluted	$(0.61)	$(2.27)	$(1.22)	$(4.74)
Weighted average number of common shares outstanding — basic and diluted	18,938,435	724,901	15,606,864	406,157
Distributions declared per share	$0.224	$0.209	$0.446	$0.209

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss for the year ended December 31, 2014	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	91,795	1,000	10	117,443,760	(14,151,178)	103,384,387
Issuance of common stock	12,613,184	126,132	—	—	188,249,530	—	188,375,662
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,911,532)	—	(17,911,532)
Transfers to redeemable common stock	—	—	—	—	(2,994,487)	—	(2,994,487)
Redemption of common stock	(6,900)	(69)	—	—	(103,386)	—	(103,455)
Other offering costs to affiliates	—	—	—	—	(3,116,292)	—	(3,116,292)
Distributions declared	—	—	—	—	—	(6,954,053)	(6,954,053)
Amortization of stock-based compensation	—	—	—	—	28,134	—	28,134
Net loss for the six months ended June 30, 2015	—	—	—	—	—	(18,963,337)	(18,963,337)
BALANCE, June 30, 2015	21,785,820	$217,858	1,000	$10	$281,595,727	$(40,068,568)	$241,745,027

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(18,963,337)	$(1,925,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,069,785	150,296
Amortization of deferred financing costs	102,800	2,369
Amortization of stock-based compensation	28,134	50,264
Change in fair value of interest rate cap agreements	1,168,082	83,212
Bad debt expense	189,594	910
Changes in operating assets and liabilities:
Restricted cash for operating activities	(6,248,603)	(181,978)
Rents and other receivables	(512,758)	(37,430)
Other assets	(216,665)	(92,337)
Accounts payable and accrued liabilities	6,328,249	795,263
Due to affiliates, net	2,175,243	335,380
Net cash used in operating activities	(2,879,476)	(819,999)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(404,664,900)	(41,123,450)
Additions to real estate investments	(3,309,230)	(8,885)
Escrow deposits for pending real estate acquisitions	(9,950,200)	(1,040,900)
Restricted cash for investing activities	(572,911)	(49,314)
Purchase of interest rate cap agreements	(1,677,024)	(235,520)
Cash used in investing activities	(420,174,265)	(42,458,069)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	235,080,500	29,470,000
Proceeds from issuance of common stock	185,935,342	23,186,780
Payments of commissions on sale of common stock and related dealer manager fees	(17,911,532)	(2,034,223)
Reimbursement of other offering costs to affiliates	(1,654,692)	(1,394,026)
Payment of deferred financing costs	(1,406,080)	(246,240)
Distributions to common stockholders	(2,921,483)	(49,580)
Redemptions of common stock	(103,455)	—
Net cash provided by financing activities	397,018,600	48,932,711
Net (decrease) increase in cash and cash equivalents	(26,035,141)	5,654,643
Cash and cash equivalents, beginning of period	28,595,826	203,500
Cash and cash equivalents, end of period	$2,560,685	$5,858,143

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,319,266	$13,610
Supplemental Disclosures of Noncash Transactions:
Application of escrow deposits to acquire real estate	$8,050,100	$940,800
Increase in amounts receivable from transfer agent	$—	$316,140
Increase in amounts payable to affiliates for other offering costs	$1,461,600	$54,307
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$3,097,943	$25,066
Increase in redeemable common stock	$2,994,487	$25,066
Increase in redemptions payable	$64,963	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$1,075,240	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”) as described in Note 6.
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
As of June 30, 2015, the Company owned 18 multifamily properties comprising a total of 6,165 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of June 30, 2015, the Company had sold 21,764,223 shares of common stock in the Public Offering for gross proceeds of $324,763,554. The Company will continue to offer shares of the Company’s common stock on a continuous basis until the Public Offering terminates on or before December 30, 2015, unless extended. However, in certain states the Public Offering may continue for only one year unless the Company renews the offering period for an additional year. The Company reserves the right to terminate the Public Offering at any time.
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
June 30, 2015
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,157,356	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$648,414	$—
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
The fair value of the mortgage notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2015 and December 31, 2014, the fair value of the mortgage notes payable was $411,438,020 and $191,983,420, respectively, compared to the carrying value of $432,011,100 and $196,930,600, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the six months ended June 30, 2015 were based on daily record dates and calculated at a rate of $0.002466 per share per day. Each day during the period from January 1, 2015 to June 30, 2015 was a record date for distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2015, the Company declared distributions totaling $0.224 and $0.446 per share of common stock. During the three and six months ended June 30, 2014, the Company declared distributions totaling $0.209 per share of common stock.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In July 2015, the FASB decided to delay the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
June 30, 2015
(unaudited)

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to mortgage notes payable on the consolidated balance sheet.
3.          Real Estate
As of June 30, 2015, the Company owned 18 multifamily properties comprising a total of 6,165 apartment homes. The total acquisition price of the Company’s real estate portfolio was $687,279,250. As of June 30, 2015 and December 31, 2014, the Company’s portfolio was approximately 94.2% and 94.2% occupied and the average monthly rent was $922 and $884, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Current Year Acquisitions
During the six months ended June 30, 2015, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Other Accounts Receivable	Total Purchase Price
Columns on Wetherington	Florence, KY	2/26/2015	192	$1,276,787	$23,172,820	$550,393	$—	$25,000,000
Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	5,813,218	43,594,089	1,592,693	—	51,000,000
Eagle Lake Landing	Speedway, IN	3/27/2015	277	1,607,980	16,933,827	658,193	—	19,200,000
Reveal on Cumberland	Fishers, IN	3/30/2015	220	3,299,502	25,458,315	480,739	261,444	29,500,000
Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	2,499,350	28,865,543	750,107	—	32,115,000
Heritage Place Apartments	Franklin, TN	4/27/2015	105	1,697,036	7,772,323	180,641	—	9,650,000
Rosemont at East Cobb	Marietta, GA	5/21/2015	180	3,599,586	12,563,661	286,753	—	16,450,000
Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	7,747,295	62,446,959	1,805,746	—	72,000,000
Bella Terra at City Center Apartments	Aurora, CO	6/11/2015	304	5,895,389	30,901,144	803,467	—	37,600,000
Hearthstone at City Center Apartments	Aurora, CO	6/25/2015	360	7,219,143	44,787,119	1,393,738	—	53,400,000
Arbors at Brookfield	Mauldin, SC	6/30/2015	702	7,553,349	57,517,403	1,729,248	—	66,800,000
			3,670	$48,208,635	$354,013,203	$10,231,718	$261,444	$412,715,000
As of June 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$82,767,367	$592,657,175	$10,231,718	$685,656,260
Less: Accumulated depreciation and amortization	—	(8,953,380)	(2,947,010)	(11,900,390)
Net investments in real estate and related lease intangibles	$82,767,367	$583,703,795	$7,284,708	$673,755,870

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$34,558,732	$234,259,502	$5,578,528	$274,396,762
Less: Accumulated depreciation and amortization	—	(2,206,072)	(2,203,061)	(4,409,133)
Net investments in real estate and related lease intangibles	$34,558,732	$232,053,430	$3,375,467	$269,987,629
Depreciation and amortization expense was $7,713,616 and $13,069,785 for the three and six months ended June 30, 2015, and $150,296 and $150,296 for the three and six months ended June 30, 2014, respectively.
Depreciation of the Company’s buildings and improvements were $4,234,483 and $6,747,308 for the three and six months ended June 30, 2015, and $55,086 and $55,086 for the three and six months ended June 30, 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $3,479,133 and $6,322,477 for the three and six months ended June 30, 2015, and $95,210 and $95,210 for the three and six months ended June 30, 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2015, the Company’s real estate portfolio comprised 6,165 residential units and was 94.2% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,204,886 and $459,707 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and 2014, no tenant represented over 10% of the Company’s annualized base rent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

4.          Deferred Financing Costs and Other Assets
As of June 30, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	June 30, 2015	December 31, 2014
Deferred financing costs	$2,724,521	$1,318,441
Less: accumulated amortization	(142,045)	(39,245)
	2,582,476	1,279,196
Prepaid expenses	187,049	360,316
Interest rate cap agreements	1,157,356	648,414
Escrow deposits for pending real estate acquisitions	2,400,100	500,000
Other deposits	640,312	250,380
	$6,967,293	$3,038,306
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of June 30, 2015 and December 31, 2014.

	June 30, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	14	12/1/2021 - 7/1/2025	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.18%	$432,011,100

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	7	12/1/2021 - 11/1/2024	1-Mo LIBOR + 1.70%	1-Mo LIBOR + 2.13%	1.99%	$196,930,600
___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The following is a summary of the Company’s aggregate maturities as of June 30, 2015:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt	$432,011,100	$—	$—	$—	$824,607	$1,806,537	$429,379,956
The Company’s mortgage notes payable contain customary financial and non-financial debt covenants. As of June 30, 2015, the Company was in compliance with all financial and non-financial debt covenants.
For the three and six months ended June 30, 2015, the Company incurred interest expense of $2,091,384 and $3,851,967. Interest expense for the three and six months ended June 30, 2015 includes amortization of deferred financing costs of $59,222 and $102,800 and net unrealized losses from the change in fair value of interest rate cap agreements of $503,972 and $1,168,082.
For the three and six months ended June 30, 2014, the Company incurred interest expense of $118,069. Interest expense for the three and six months ended June 30, 2014 includes amortization of deferred financing costs of $2,369 and net unrealized losses from the change in fair value of interest rate cap agreements of $83,212.
Interest expense of $547,214 and $285,395 was payable as of June 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through June 30, 2015, the Company had issued 21,764,223 shares of common stock in its Public Offering for offering proceeds of $285,278,246, including 266,076 shares of common stock issued pursuant to the DRP for total proceeds of $3,791,582, net of offering costs of $39,485,308. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $1,121,995 and $1,779,618 of amounts due from the Company’s transfer agent as of June 30, 2015 and December 31, 2014, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The issuance and vesting activity for the six months ended June 30, 2015 and year ended December 31, 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Nonvested shares at the beginning of the period	11,248	—
Granted shares	—	14,997
Vested shares	(2,500)	(3,749)
Nonvested shares at the end of the period	8,748	11,248
Included in general and administrative expenses is $14,067 and $28,134 for the three and six months ended June 30, 2015 and $12,562 and $50,264 for the three and six months ended June 30, 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock was 1.14 years as of June 30, 2015. As of June 30, 2015, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.
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
June 30, 2015
(unaudited)

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

(4)
The Company’s board of directors intends to determine an estimated value per share of the Company’s common stock as of December 31, 2015, based on valuations by independent third-party appraisers or qualified valuation experts, which valuation is expected to be disclosed in the Company’s 2015 Annual Report.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2015, the Company redeemed a total of 4,661 and 6,900 shares with a total redemption value of $69,904 and $103,455 and received requests for the redemption of 6,576 and 11,236 shares with a total redemption value of $98,514 and $168,414. During the three and six months ended June 30, 2014, the Company did not redeem any shares or receive requests for the redemption of any shares.
As of June 30, 2015, the Company had 6,576 shares of outstanding and unfulfilled redemption requests and recorded $98,514 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of June 30, 2015 of $98,514 on the July 30, 2015 Repurchase Date.
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
June 30, 2015
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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2015, the Company reclassified $1,931,729 and $2,994,487, net of $69,904 and $103,455 of fulfilled redemption requests, and for the three and six months ended June 30, 2014 $25,066, net of $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions declared for the three and six months ended June 30, 2015 were $4,244,754 and $6,954,053, including $2,250,961 and $3,625,461, or 157,962 and 254,418 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2014 were $158,272, including $52,002, or 3,649 shares of common stock attributable to the DRP.
As of June 30, 2015 and December 31, 2014, $1,543,531 and $608,904 of distributions declared were payable, which included $821,040 and $293,521, or 57,617 and 20,598 shares of common stock, attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Distributions Paid
For the three and six months ended June 30, 2015, the Company paid cash distributions of $1,807,842 and $2,921,483, which related to distributions declared for each day in the period from March 1, 2015 through May 31, 2015 and December 1, 2014 through May 31, 2015, respectively. Additionally, for the three and six months ended June 30, 2015, 140,466 and 217,400 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $2,001,634 and $3,097,943, respectively. For the three and six months ended June 30, 2015, the Company paid total distributions of $3,809,476 and $6,019,426.
There were no distributions paid in the first quarter of 2014. For the six months ended June 30, 2014, the Company paid cash distributions of $49,580, which related to distributions declared for each day in the period from April 7, 2014 through May 31, 2014. Additionally, for the six months ended June 30, 2014, 1,759 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $25,066. For the six months ended June 30, 2014, the Company paid total distributions of $74,646.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2015 and 2014 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$—	$—	$42,882	$—	$—
Investment management fees(2)	1,322,750	8,585	2,132,796	8,585	598,487	147,946
Acquisition fees(2)	2,720,769	441,443	4,329,832	441,443	1,496,761	581,418
Acquisition expenses(3)	1,185,385	205,475	1,852,650	208,884	170,275	22,157
Loan coordination fees(2)	1,594,000	294,700	2,350,805	294,700	826,800	280,000
Property management:
Fees(2)	375,312	7,122	599,161	7,122	152,714	65,882
Reimbursement of onsite personnel(4)	1,240,732	22,074	1,941,774	22,074	146,871	66,268
Other fees(2)	107,112	7,687	171,382	7,687	16,250	6,799
Other operating expenses(1)	392,208	127,739	651,375	257,352	177,513	322,804
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	203,113	85	290,426	85	89,441	6,595
Additional paid-in capital
Other offering costs reimbursement	1,859,262	1,010,563	3,116,292	1,448,333	1,461,600	—
Selling commissions	5,602,025	1,226,886	12,331,557	1,423,188	—	—
Dealer manager fees	2,536,731	555,362	5,579,975	611,035	—	—
	$19,139,399	$3,907,721	$35,348,025	$4,773,370	$5,136,712	$1,499,869
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.
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
June 30, 2015
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
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of June 30, 2015 and December 31, 2014, the Advisor had incurred $1,850,656 and $1,000,008, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2015 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$320,971,972	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$48,145,796	15.00%

O&O expenses recorded:
Sales commissions	$21,146,614	6.59%
Broker dealer fees	9,554,545	2.98%
Offering cost reimbursements	8,784,149	2.74%
Organizational costs reimbursements	42,882	0.01%
Total O&O cost reimbursements recorded by the Company	$39,528,190	12.32%
When recognized, organization costs are expensed as incurred. From inception through June 30, 2015, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and six months ended June 30, 2015, the Advisor incurred $2,810,964 and $4,811,313 of offering costs related to the Public Offering. For the three and six months ended June 30, 2014, the Advisor incurred $2,145,555 and $3,669,044 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $14,032,061 from inception through June 30, 2015, of which $5,247,912 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The Company accrued $1,461,600 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. The deferred offering costs of $5,247,912 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded the 15% limitation described above.
Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equaled $300,000,000, which occurred in December 2014. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in real properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at June 30, 2015 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fee
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The Construction Management Fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes while they undergo the planned renovation.
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
At June 30, 2015, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2015 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2015.
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
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On August 7, 2014, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the annual meeting of stockholders. The Company recorded stock-based compensation expense of $14,067 and $28,134 for the three and six months ended June 30, 2015 and $12,562 and $50,264 for the three and six months ended June 30, 2014, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (except the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

committee member, (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $63,750 and $124,500 for the three and six months ended June 30, 2015 and $60,750 and $116,500 for the three and six months ended June 30, 2014 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources. The Company may not be able to retain services from such other sources on favorable terms or at all.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Denver, Colorado, Indianapolis, Indiana and Birmingham, Alabama apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2015 and December 31, 2014:

June 30, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 7/1/2019	One-Month LIBOR	14	$432,011,100	0.19%	2.01%	$1,157,356

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2019	One-Month LIBOR	7	$196,930,600	0.17%	2.00%	$648,414
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2015 resulted in an unrealized loss of $503,972 and $1,168,082 and for the three and six months ended June 30, 2014 resulted in an unrealized loss of $83,212 and $83,212, respectively. The fair value of the interest rate cap agreements of $1,157,356 and $648,414 as of June 30, 2015 and December 31, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2015 and 2014. The Company acquired six properties during the three months ended June 30, 2015 and 11 properties during the six months ended June 30, 2015. These properties contributed $6,133,262 of revenues and $4,771,058 of net loss, including $5,007,679 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to June 30, 2015. The following unaudited pro forma information for the three and six months ended June 30, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$18,767,158	$10,228,212	$37,534,316	$20,456,424
Net loss	$(7,710,524)	$(11,180,812)	$(15,421,049)	$(24,978,423)
Loss per common share, basic and diluted	$(0.35)	$(0.51)	$(0.71)	$(1.15)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2015 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Subsequent Events
Status of Our Offering
As of August 7, 2015, the Company had sold 24,226,718 shares of common stock in the Public Offering for gross proceeds of $361,441,962, including 388,537 shares of common stock issued pursuant to the DRP for gross offering proceeds of $5,536,652.
Distributions Paid
On July 1, 2015, the Company paid distributions of $1,543,531, which related to distributions declared for each day in the period from June 1, 2015 through June 30, 2015 and consisted of cash distributions paid in the amount of $722,491 and $821,040 in shares issued pursuant to the DRP.
On August 3, 2015, the Company paid distributions of $1,737,417, which related to distributions declared for each day in the period from July 1, 2015 through July 31, 2015 and consisted of cash distributions paid in the amount of $813,514 and $923,903 in shares issued pursuant to the DRP.
Financing of Eagle Lake Landing Apartments
The Company acquired the Eagle Lake Landing Apartments, located in Speedway, Indiana, on March 27, 2015 for an aggregate purchase price of $19,200,000, exclusive of closing costs. On July 10, 2015, the Company obtained mortgage financing on the Eagle Lake Landing Apartments in the aggregate principal amount of $13,440,000 from a financial institution. The maturity date for the Eagle Lake Landing Apartments financing is August 1, 2025. Interest on the outstanding principal accrues at an initial rate of 2.53% per annum, and an interest payment of $29,281 is due and payable on September 1, 2015. Beginning September 1, 2015, interest on the outstanding balance accrues at the London Interbank Offered Rate (LIBOR) plus 2.34% per annum, and is due and payable on the first date of each month. In addition, beginning on September 1, 2018 and continuing until the maturity date, a monthly payment of principal in the amount of $19,872 is due and payable on the first date of each month. The entire outstanding principal balance and any accrued and unpaid interest is due and payable in full on the maturity date.
Financing of Rosemont at East Cobb
The Company acquired Rosemont at East Cobb, located in Marietta, Georgia, on May 21, 2015 for an aggregate purchase price of $16,450,000, exclusive of closing costs. On July 17, 2015, the Company obtained mortgage financing on Rosemont at East Cobb in the aggregate principal amount of $11,515,000 from a financial institution. The maturity date for the Rosemont at East Cobb financing is August 1, 2022. Interest on the outstanding principal accrues at LIBOR plus 2.35% per annum, and is due and payable on the first date of each month beginning with September 1, 2015. In addition, beginning on September 1, 2018 and continuing until the maturity date, a monthly payment of principal is due and payable on the first date of each month. The entire outstanding principal balance and any accrued and unpaid interest is due and payable in full on the maturity date.
Intention to Terminate the Offering
On August 12, 2015, the Company determined that it intends to terminate the Public Offering on or before March 25, 2016. The Company intends to continue to offer shares pursuant to the DRP after such date.

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

PART I — FINANCIAL INFORMATION (continued)

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2014. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
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
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of August 7, 2015, we had sold 24,226,718 shares of common stock in our public offering for gross proceeds of $361,441,962, including 388,537 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $5,536,652. We will continue to offer shares of our common stock on a continuous basis until December 30, 2015, unless our public offering is extended. However, in certain states the offering may continue for only one year unless we renew the offering period for an additional year. We intend to terminate our initial public offering on or before March 25, 2016. We intend to continue offering shares pursuant to our distribution reinvestment plan after the termination of our public offering.
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

PART I — FINANCIAL INFORMATION (continued)

for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income.
Formation of Valuation Committee
On June 22, 2015, our board of directors established a Valuation Committee to evaluate and recommend the estimation of the per share value of our common stock, or the valuation. The Valuation Committee has been authorized and directed to perform the following functions: (1) ratify and approve the engagement of valuation advisory services, their scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine the valuation; (3) review the reasonableness of our valuation or range of value resulting from the process; and (4) recommend the final proposed valuation for approval by our board of directors. The members of the Valuation Committee are Thomas Purcell, G. Brian Christie and Kerry Vandell, with Mr. Purcell serving as Chairman of the Valuation Committee. Our board of directors intends to determine an estimated value per share of our common stock as of December 31, 2015, based on valuations by independent third-party appraisers or qualified valuation experts, which valuation is expected to be disclosed in our 2015 Annual Report.

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of June 30, 2015, we owned the 18 multifamily apartment communities listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Jun 30, 2015	Dec 31, 2014	Jun 30, 2015	Dec 31, 2014
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	96.6%	97.7%	$848	$826
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	94.1%	93.2%	851	790
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	96.2%	92.7%	819	807
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,450,000	93.8%	94.1%	838	793
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,660,600	91.1%	94.1%	1,052	1,080
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,300,000	94.2%	93.8%	849	819
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	28,000,000	93.7%	95.6%	1,093	1,075
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,500,000	95.8%	—%	1,069	—
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,700,000	94.2%	—%	889	—
10	Eagle Lake Landing	Speedway, IN	3/27/2015	277	19,200,000	—	91.3%	—%	776	—
11	Reveal on Cumberland(3)	Fishers, IN	3/30/2015	220	29,500,000	—	85.5%	—%	1,029	—
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,480,500	96.6%	—%	1,774	—
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	—	96.2%	—%	908	—
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	—	96.1%	—%	813	—
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,400,000	95.7%	—%	862	—
16	Bella Terra at City Center Apartments	Aurora, CO	6/11/2015	304	37,600,000	26,320,000	97.7%	—%	921	—
17	Hearthstone at City Center Apartments	Aurora, CO	6/25/2015	360	53,400,000	37,380,000	98.1%	—%	1,038	—
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,300,000	93.6%	—%	767	—
				6,165	$687,279,250	$432,011,100	94.2%	94.2%	$922	$884
________________

(1)	At June 30, 2015, our portfolio was approximately 97.9% leased.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)	Reveal on Cumberland was a newly constructed apartment community in 2014 and was in the lease-up phase as of June 30, 2015.

PART I — FINANCIAL INFORMATION (continued)

Second Quarter Acquisitions
Heritage Place Apartments
On April 27, 2015, we acquired a fee simple interest in the Heritage Place Apartments, or the Heritage Place property, located in Franklin, Tennessee for a purchase price of $9,650,000, exclusive of closing costs. We financed the payment of the purchase price for the Heritage Place property with proceeds from our initial public offering. We intend to obtain mortgage financing on the Heritage Property from a financial institution. The Heritage Place property consists of 13 two-story garden-style residential buildings and a leasing office and contains 105 units, all of which are two-bedroom apartments with 921 square feet.
Rosemont at East Cobb
On May 21, 2015, we acquired a fee simple interest in Rosemont at East Cobb, or the Rosemont property, located in Marietta, Georgia for a purchase price of $16,450,000, exclusive of closing costs. We financed the payment of the purchase price for the Rosemont property with proceeds from our initial public offering. On July 17, 2015, we obtained mortgage financing on the Rosemont property in the aggregate principal amount of $11,515,000 from a financial institution. The Rosemont property consists of 12 two- and three-story garden-style residential buildings and a clubhouse/leasing office and contains 180 units consisting of 60 one-bedroom apartments and 120 two-bedroom apartments. The apartments range in size from 820 to 1,335 square feet and average 1,056 square feet.
Ridge Crossings Apartments
On May 28, 2015, we acquired a fee simple interest in the Ridge Crossings Apartments, or the Ridge Crossings property, located in Hoover, Alabama for a purchase price of $72,000,000, exclusive of closing costs. We financed the payment of the purchase price for the Ridge Crossings property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $50,400,000 from a financial institution. The Ridge Crossings property consists of 71 two- and three-story garden-style residential buildings and a clubhouse/leasing office. The Ridge Crossings property contains 720 units consisting of 260 one-bedroom apartments, 348 two-bedroom apartments and 112 three-bedroom apartments. The apartments range in size from 581 to 1,613 square feet and average 1,107 square feet.
Bella Terra at City Center Apartments
On June 11, 2015, we acquired a fee simple interest in the Bella Terra at City Center Apartments, or the Bella Terra property, located in Aurora, Colorado for a purchase price of $37,600,000, exclusive of closing costs. We financed the payment of the purchase price for the Bella Terra property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $26,320,000 from a financial institution. The Bella Terra property consists of 15 two- and three-story garden-style residential buildings and a clubhouse/leasing office. The Bella Terra property contains 304 units consisting of 64 studio apartments, 72 one-bedroom apartments and 168 two-bedroom apartments. The apartments range in size from 400 to 809 square feet and average 676 square feet.
Hearthstone at City Center Apartments
On June 25, 2015, we acquired a fee simple interest in the Hearthstone at City Center Apartments, or the Hearthstone property, located in Aurora, Colorado for a purchase price of $53,400,000, exclusive of closing costs. We financed the payment of the purchase price for the Hearthstone property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $37,380,000 from a financial institution. The Hearthstone property consists of 39 one- and two-story garden-style residential buildings and a clubhouse/leasing office. The Hearthstone property contains 360 units consisting of 168 one-bedroom apartments, 164 two-bedroom apartments and 28 three-bedroom apartments. The apartments range in size from 720 to 1,501 square feet and average 874 square feet.
Arbors at Brookfield
On June 30, 2015, we acquired a fee simple interest in Arbors at Brookfield, or the Arbors property, located in Mauldin, South Carolina for a purchase price of $66,800,000, exclusive of closing costs. We financed the payment of the purchase price for the Arbors property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $45,300,000 from a financial institution. The Arbors property consists of 35 two- and three-story garden-style residential buildings and three clubhouses. The Arbors property contains 702 units consisting of 256 one-bedroom apartments, 342 two-bedroom apartments and 104 three-bedroom apartments. The apartments range in size from 800 to 1,400 square feet and average 1,035 square feet.

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
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, bona fide out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our initial public offering.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014 and 2013.

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
The distributions paid during each of the last five fiscal quarters ended June 30, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
Second Quarter 2014	$158,272	$0.209	$49,580	$25,066	$74,646	$—	$74,646	$(701,015)
Third Quarter 2014	642,532	0.227	279,014	175,490	454,504	—	454,504	(909,864)
Fourth Quarter 2014	1,423,275	0.227	592,941	493,084	1,086,025	—	1,086,025	(2,188,785)
First Quarter 2015	2,709,299	0.222	1,113,641	1,096,309	2,209,950	—	2,209,950	(1,539,065)
Second Quarter 2015	4,244,754	0.224	1,807,842	2,001,634	3,809,476	—	3,809,476	(1,340,411)
	$9,178,132	$1.109	$3,843,018	$3,791,583	$7,634,601	$—	$7,634,601	$(6,679,140)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.

(2)	Assumes each share was issued and outstanding each day during the period from April 7, 2014 to June 30, 2015.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2015, we paid aggregate distributions of $3,809,476 and $6,019,426, including $1,807,842 and $2,921,483 of distributions paid in cash and 140,466 and 217,400 shares of our common stock issued pursuant to our distribution reinvestment plan for $2,001,634 and $3,097,943. For the three and six months ended June 30, 2015, our net loss was $11,484,039 and $18,963,337, we had negative funds from operations, or FFO, of $3,770,423 and $5,893,552 and net cash used in operations of $1,340,411 and $2,879,476. For the three and six months ended June 30, 2015, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. On a cumulative basis, as of June 30, 2015, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

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
As of June 30, 2015, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of June 30, 2015, we owned 18 multifamily properties. During the six months ended June 30, 2015, net cash used in operating activities was $2,879,476 compared to $819,999 for the six months ended June 30, 2014. The increase in net cash used in operating activities is primarily due to the acquisition of 16 multifamily properties after June 30, 2014. Our operating cash flows during the six months ended June 30, 2015 was impacted by our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation and the change in fair value of the interest rate cap agreements, and by adjustments for restricted cash, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the six months ended June 30, 2015, net cash used in investing activities was $420,174,265 compared to $42,458,069 during the six months ended June 30, 2014. The increase in net cash used in investing activities was primarily the result of our acquisition of 11 multifamily properties during the six months ended June 30, 2015 compared to two acquisitions of multifamily properties during the six months ended June 30, 2014. Net cash used in investing activities during the six months ended June 30, 2015 consisted of the following:

•	$404,664,900 of cash used related to the acquisition of 11 multifamily properties;

•	$3,309,230 of cash used for improvements to real estate investments;

•	$9,950,200 of cash used for deposits for potential real estate investments;

•	$572,911 of cash used in restricted cash accounts related to replacement reserves; and

•	$1,677,024 of cash used to purchase interest rate cap agreements.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the six months ended June 30, 2015, net cash provided by financing activities was $397,018,600 compared to $48,932,711 during the six months ended June 30, 2014. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our ongoing initial public offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the six months ended June 30, 2015 consisted of the following:

•
$166,369,118 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $17,911,532 and (2) the reimbursement of other offering costs to affiliates in the amount of $1,654,692;

•	$233,674,420 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,406,080;

•	$103,455 of cash paid for the redemption of common stock; and

•	$2,921,483 of net cash distributions, after giving effect to distributions reinvested by stockholders of $3,097,943.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2015, we had indebtedness totaling an aggregate principal amount of $432,011,100. The following is a summary of our contractual obligations as of June 30, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$88,519,924	$4,974,087	$19,743,330	$19,638,153	$44,164,354
Principal payments on outstanding debt obligations	432,011,100	—	—	2,631,144	429,379,956
Total	$520,531,024	$4,974,087	$19,743,330	$22,269,297	$473,544,310
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2015. We incurred interest expense of $2,091,384 and $3,851,967 during the three and six months ended June 30, 2015, including amortization of deferred financing costs totaling $59,222 and $102,800 and net unrealized losses from the change in fair value of interest rate cap agreements of $503,972 and $1,168,082, respectively.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced operations with our first property acquisition on May 22, 2014. As of June 30, 2015, we owned 18 multifamily properties compared to owning two multifamily properties as of June 30, 2014. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Consolidated Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table summarizes the consolidated results of operations for the three months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,
	2015	2014	Change $	Change %
Total revenues	$12,748,748	$192,864	$12,555,884	6,510%
Operating, maintenance and management	(3,574,360)	(56,558)	(3,517,802)	6,220%
Real estate taxes and insurance	(1,890,520)	(20,351)	(1,870,169)	9,190%
Fees to affiliates	(6,119,943)	(759,537)	(5,360,406)	706%
Depreciation and amortization	(7,713,616)	(150,296)	(7,563,320)	5,032%
Interest expense	(2,091,384)	(118,069)	(1,973,315)	1,671%
General and administrative expenses	(830,959)	(313,648)	(517,311)	165%
Acquisition costs	(2,012,005)	(421,421)	(1,590,584)	377%
Net loss	$(11,484,039)	$(1,647,016)	$(9,837,023)	597%

NOI(1)	$6,801,444	$101,146	$6,700,297	6,624%
FFO(2)	$(3,770,423)	$(1,496,720)	$(2,273,703)	(152)%
MFFO(2)	$3,060,323	$(255,944)	$3,316,267	1,296%
______________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended June 30, 2015, we had a net loss of $11,484,039 compared to a net loss of $1,647,016 for the three months ended June 30, 2014. The increase in net loss of $9,837,023 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $3,517,802, the increase in real estate taxes and insurance of $1,870,169, the increase in fees to affiliates of $5,360,406, the increase in depreciation and amortization expense of $7,563,320, the increase in interest expense of $1,973,315, the increase in general and administrative expenses of $517,311 and the increase in acquisition costs of $1,590,584, partially offset by the increase in total revenues of $12,555,884. The increase in these expenses was due primarily to the increase in our property portfolio from two multifamily properties at June 30, 2014 to 18 multifamily properties at June 30, 2015.
Total revenues
Rental income and tenant reimbursements for the three months ended June 30, 2015 were $12,748,748 compared to $192,864 for the three months ended June 30, 2014. The increase of $12,555,884 was primarily due to owning 18 multifamily properties at June 30, 2015 compared to two multifamily properties at June 30, 2014. Additionally, our total units increased by 5,682 from 483 at June 30, 2014 to 6,165 at June 30, 2015. Average monthly rents per unit increased from $807 as of June 30, 2014 to $922 as of June 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2015 were $3,574,360 compared to $56,558 for the three months ended June 30, 2014. The increase of $3,517,802 was primarily due to operating 18 multifamily properties as of June 30, 2015 compared to two multifamily properties as of June 30, 2014. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance for the three months ended June 30, 2015 were $1,890,520 compared to $20,351 for the three months ended June 30, 2014. The increase of $1,870,169 was due to the acquisition of 16 multifamily properties since June 30, 2014 and the continuing operation of the properties owned as of June 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates for the three months ended June 30, 2015 were $6,119,943 compared to $759,537 for the three months ended June 30, 2014. The increase of $5,360,406 was primarily due to acquisition fees and loan coordination fees of $2,720,769 and $1,594,000, respectively, earned by our advisor in connection with the acquisition of six multifamily properties with an aggregate purchase price of $255,900,000 and financing of four multifamily properties in the aggregate amount of $159,400,000 during the three months ended June 30, 2015, compared to acquisition fees and loan coordination fees of $441,443 and $294,700, respectively, earned by our advisor in connection with the acquisition and financing of two multifamily properties with an aggregate purchase price of $42,064,250 and financing of $29,470,000 during the three months ended June 30, 2014. Additionally, investment management and property management fees increased for the three

PART I — FINANCIAL INFORMATION (continued)

months ended June 30, 2015 as a result of the growth of our portfolio from two multifamily properties owned as of June 30, 2014 to 18 multifamily properties owned as of June 30, 2015. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2015 was $7,713,616 compared to $150,296 for the three months ended June 30, 2014. The increase of $7,563,320 was primarily due to the net increase in depreciable and amortizable assets of $565,033,759 since June 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the three months ended June 30, 2015 was $2,091,384 compared to $118,069 for the three months ended June 30, 2014. The increase of $1,973,315 was primarily due to the net increase in the mortgage notes payable balance of $402,541,100 since June 30, 2014 due to financing incurred in connection with the acquisition of 16 multifamily properties since June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $59,222 and $2,369 and the unrealized loss on derivative instruments of $503,972 and $83,212 for the three months ended June 30, 2015 and 2014, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expense
General and administrative expenses for the three months ended June 30, 2015 were $830,959 compared to $313,648 for the three months ended June 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $517,311 was primarily due to the acquisition of 16 multifamily properties since June 30, 2014 and the continuing operation of the properties owned as of June 30, 2014. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended June 30, 2015 were $2,012,005 compared to $421,421 for the three months ended June 30, 2014. The increase of $1,590,584 was due primarily to the acquisition of six multifamily properties with an aggregate purchase price of $255,900,000 during the three months ended June 30, 2015, compared to the acquisition of two multifamily properties with an aggregate purchase price of $42,064,250 during the three months ended June 30, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table summarizes the consolidated results of operations for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014	Change $	Change %
Total revenues	$20,494,566	$192,864	$20,301,702	10,526%
Operating, maintenance and management	(5,475,093)	(56,558)	(5,418,535)	9,580%
Real estate taxes and insurance	(3,031,472)	(20,351)	(3,011,121)	14,796%
Fees to affiliates	(9,583,976)	(802,419)	(8,781,557)	1,094%
Depreciation and amortization	(13,069,785)	(150,296)	(12,919,489)	8,596%
Interest expense	(3,851,967)	(118,069)	(3,733,898)	3,162%
General and administrative expenses	(1,407,390)	(546,289)	(861,101)	158%
Acquisition costs	(3,038,220)	(424,830)	(2,613,390)	615%
Net loss	$(18,963,337)	$(1,925,948)	$(17,037,389)	885%

NOI(1)	$11,217,458	$101,146	$11,116,312	10,990%
FFO(2)	$(5,893,552)	$(1,775,652)	$(4,117,900)	(232)%
MFFO(2)	$4,993,387	$(531,467)	$5,524,854	1,040%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2015, we had a net loss of $18,963,337 compared to $1,925,948 for the six months ended June 30, 2014. The increase in net loss of $17,037,389 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $5,418,535, the increase in real estate taxes and insurance of $3,011,121, the increase in fees to affiliates of $8,781,557, the increase in depreciation and amortization expense of $12,919,489, the increase in interest expense of $3,733,898, the increase in general and administrative expenses of $861,101 and the increase in acquisition costs of $2,613,390, partially offset by the increase in total revenues of $20,301,702. The increase in these expenses was due primarily to the increase in our property portfolio from two multifamily properties at June 30, 2014 to 18 multifamily properties at June 30, 2015.
Total revenues
Rental income and tenant reimbursements were $20,494,566 for the six months ended June 30, 2015 compared to $192,864 for the six months ended June 30, 2014. The increase of $20,301,702 was primarily due to owning 18 multifamily properties at June 30, 2015 compared to two multifamily properties at June 30, 2014. Additionally, our total units increased by 5,682 from 483 at June 30, 2014 to 6,165 at June 30, 2015. Average monthly rents per unit increased from $807 as of June 30, 2014 to $922 as of June 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and improved occupancy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $5,475,093 for the six months ended June 30, 2015 compared to $56,558 for the six months ended June 30, 2014. The increase of $5,418,535 was primarily due to operating 18 multifamily properties as of June 30, 2015 compared to two multifamily properties as of June 30, 2014. We expect that these amounts will will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses were $3,031,472 for the six months ended June 30, 2015 compared to $20,351 for the six months ended June 30, 2014. The increase of $3,011,121 was due to the acquisition of 16 multifamily properties since June 30, 2014 and the continuing operation of the properties owned as of June 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $9,583,976 for the six months ended June 30, 2015 compared to $802,419 for the six months ended June 30, 2014. The increase of $8,781,557 was primarily due to acquisition fees and loan coordination fees of $4,329,832 and $2,350,805, respectively, earned by our advisor in connection with the acquisition of 11 multifamily properties with an aggregate purchase price of $412,715,000 and financing of seven multifamily properties in the aggregate amount of $235,080,500 during the six months ended June 30, 2015, compared to acquisition fees and loan coordination fees of $441,443 and $294,700, respectively, earned by our advisor in connection with the acquisition and financing of two multifamily properties with an aggregate purchase price of $42,064,250 and financing of $29,470,000 during the six months ended June 30, 2014. Additionally, investment management and property management fees increased for the six months ended June 30, 2015 as a result of the growth of our portfolio from two multifamily properties owned as of June 30, 2014 to 18 multifamily properties owned as of June 30, 2015. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $13,069,785 for the six months ended June 30, 2015 compared to $150,296 for the six months ended June 30, 2014. The increase of $12,919,489 was primarily due to the net increase in depreciable and amortizable assets of $565,033,759 since June 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the six months ended June 30, 2015 was $3,851,967 compared to $118,069 for the six months ended June 30, 2014. The increase of $3,733,898 was primarily due to the net increase in the mortgage notes payable balance of $402,541,100 since June 30, 2014 due to financing incurred in connection with the acquisition of 16 multifamily properties since June 30, 2014. Included in interest expense is the amortization of deferred financing costs of $102,800 and $2,369 and the unrealized loss on derivative instruments of $1,168,082 and $83,212 for the six months ended June 30, 2015 and 2014. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2015 were $1,407,390 compared to $546,289 for the six months ended June 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $861,101 was primarily due to the acquisition of 16 multifamily properties since June 30, 2014 and the continuing operation of the properties owned as of June 30, 2014. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2015 were $3,038,220 compared to $424,830 for the six months ended June 30, 2014. The increase of $2,613,390 was due primarily to the acquisition of 11 multifamily properties with an aggregate purchase price of $412,715,000 during the six months ended June 30, 2015, compared to the acquisition of two multifamily properties with an aggregate purchase price of $42,064,250 during the six months ended June 30, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the amount of debt financing available.

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(11,484,039)	$(1,647,016)	$(18,963,337)	$(1,925,948)
Fees to affiliates(1)	5,637,519	744,728	8,813,433	787,610
Depreciation and amortization	7,713,616	150,296	13,069,785	150,296
Interest expense	2,091,384	118,069	3,851,967	118,069
General and administrative expenses	830,959	313,648	1,407,390	546,289
Acquisition costs	2,012,005	421,421	3,038,220	424,830
Net operating income	$6,801,444	$101,146	$11,217,458	$101,146
____________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Fees to affiliates for the three and six months ended June 30, 2015 excludes property management fees of $375,312 and $599,161 and other fees of $107,112 and $171,382, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2014 excludes property management fees of $7,122 and $7,122 and other fees of $7,687 and $7,687, respectively, that are included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the early stage of the offering and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of net loss to MFFO:
Net loss	$(11,484,039)	$(1,647,016)	$(18,963,337)	$(1,925,948)
Depreciation of real estate assets	4,234,483	55,086	6,747,308	55,086
Amortization of lease-related costs	3,479,133	95,210	6,322,477	95,210
FFO	(3,770,423)	(1,496,720)	(5,893,552)	(1,775,652)
Acquisition fees and expenses(1)(2)	6,326,774	1,157,564	9,718,857	1,160,973
Unrealized loss on derivative instruments	503,972	83,212	1,168,082	83,212
MFFO	$3,060,323	$(255,944)	$4,993,387	$(531,467)
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

PART I — FINANCIAL INFORMATION (continued)

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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2015 includes acquisition fees of $2,720,769 and $4,329,832 and loan coordination fees of $1,594,000 and $2,350,805 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2015 also includes acquisition expenses of $2,012,005 and $3,038,220 that are recorded in acquisition costs in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2014 includes acquisition fees of $441,443 and loan coordination fees of $294,700 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2014 also includes acquisition expenses of $421,421 and $424,830 that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds at variable rates and intend in the future to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2015, we had no outstanding fixed rate debt instruments.

PART I — FINANCIAL INFORMATION (continued)

Movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2015, the fair value of our variable rate debt was $411,438,020 and the carrying value of our variable rate debt was $432,011,100. At June 30, 2015, we were exposed to market risks related to fluctuations in interest rates on $432,011,100 of our outstanding variable rate debt. Based on interest rates as of June 30, 2015, if interest rates are 100 basis points higher during the 12 months ending June 30, 2016, interest expense on our variable rate debt would increase by $4,259,280 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2016, interest expense on our variable rate debt would decrease by $794,355.
At June 30, 2015, the weighted-average interest rate of our variable rate debt was 2.18%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2015 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2015, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2015 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this quarterly report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II
Item 1. Legal Proceedings
From time to time we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended June 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering at $15.00 per share and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan at $14.25 per share. As of June 30, 2015, we had sold 21,764,223 shares of our common stock in our public offering for gross offering proceeds of $324,763,554, including 266,076 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $3,791,582.
From inception through June 30, 2015, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$30,701,159	Actual	9.57%
Other organization and offering costs	8,827,031	Actual	2.75%
Total expenses	$39,528,190	Actual	12.32%
Total public offering proceeds (excluding DRP proceeds)	$320,971,972	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.32%	Actual	12.32%
From the commencement of our initial public offering through June 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $285,235,364, including net offering proceeds from our distribution reinvestment plan of $3,791,582. For the period from inception through June 30, 2015, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.32%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2015, we had invested in 18 multifamily properties for a total purchase price of $687,279,250. These property acquisitions were funded from proceeds of our public offering and $432,011,100 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended June 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2015	4,293	4,661	$15.00	(3)
May 2015	—	—	—	(3)
June 2015	2,283	—	—	(3)
	6,576	4,661
____________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of common stock, the redemption price per share for all stockholders will be based on our most recently established estimated value per share, as determined by our board of directors.

(3)
The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
EXHIBIT LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049)

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
10.1
Purchase and Sale Agreement, dated as of April 7, 2015 by and between Steadfast Asset Holdings, Inc. and Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2015)

10.2
First Amendment to Purchase and Sale Agreement, dated as of May 15, 2015 by and between Steadfast Asset Holdings, Inc., Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 3, 2015)

10.3
Assignment and Assumption of Purchase Agreement, dated as of May 28, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 3, 2015)

10.4
Property Management Agreement, made and entered into as of May 28, 2015, by and between Steadfast Management Company, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 3, 2015)

10.5
Construction Management Services Agreement entered into as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 3, 2015)

10.6
Multifamily Note, effective as of May 28, 2015, by STAR Ridge Crossings, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 3, 2015)

10.7
Multifamily Loan and Security Agreement, dated as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 3, 2015)

10.8
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 28, 2015, by STAR Ridge Crossings, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed June 3, 2015)

10.9
Guaranty, dated as of May 28, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed June 3, 2015)

10.10
Assignment of Management Agreement and Subordination of Management Fees, dated as of May 28, 2015, by and among STAR Ridge Crossings, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed June 3, 2015)

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

Steadfast Apartment REIT, Inc.

Date:	August 13, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	August 13, 2015	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)