Form 10-Q
period 2015-09-30
Steadfast Apartment REIT, Inc.
filed 2015-11-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2015, there were 30,140,512 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$104,706,656	$34,558,732
Building and improvements	814,066,819	234,259,502
Tenant origination and absorption costs	12,496,253	5,578,528
Total real estate, cost	931,269,728	274,396,762
Less accumulated depreciation and amortization	(20,361,293)	(4,409,133)
Total real estate, net	910,908,435	269,987,629
Cash and cash equivalents	49,952,282	28,595,826
Restricted cash	13,360,728	2,792,589
Rents and other receivables	2,780,924	2,056,147
Deferred financing costs and other assets, net	12,219,066	3,038,306
Total assets	$989,221,435	$306,470,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$16,210,919	$3,386,648
Notes payable:
Mortgage notes payable	552,810,019	196,930,600
Revolving credit facility	114,600,000	—
Total notes payable	667,410,019	196,930,600
Distributions payable	1,965,054	608,904
Due to affiliates	1,642,295	1,499,869
Total liabilities	687,228,287	202,426,021
Commitments and contingencies (Note 9)
Redeemable common stock	6,257,053	660,089
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 27,577,172 and 9,179,536 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	275,772	91,795
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	355,334,812	117,443,760
Cumulative distributions and net losses	(59,874,499)	(14,151,178)
Total stockholders’ equity	295,736,095	103,384,387
Total liabilities and stockholders’ equity	$989,221,435	$306,470,497

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$18,010,874	$1,601,385	$36,487,551	$1,785,964
Tenant reimbursements and other	2,181,812	138,663	4,199,702	146,948
Total revenues	20,192,686	1,740,048	40,687,253	1,932,912
Expenses:
Operating, maintenance and management	5,607,063	441,824	11,082,156	498,382
Real estate taxes and insurance	2,239,371	284,297	5,270,842	304,649
Fees to affiliates	7,751,727	953,666	17,335,703	1,713,203
Depreciation and amortization	12,493,027	1,204,076	25,562,812	1,354,372
Interest expense	4,086,542	287,399	7,938,509	405,468
General and administrative expenses	610,641	486,056	2,018,031	1,075,227
Acquisition costs	1,624,174	515,705	4,662,394	940,535
Total expenses	34,412,545	4,173,023	73,870,447	6,291,836
Net loss	$(14,219,859)	$(2,432,975)	$(33,183,194)	$(4,358,924)
Loss per common share — basic and diluted	$(0.58)	$(0.86)	$(1.78)	$(3.56)
Weighted average number of common shares outstanding — basic and diluted	24,641,077	2,833,846	18,654,201	1,224,298
Distributions declared per share	$0.227	$0.227	$0.673	$0.436

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	91,795	1,000	10	117,443,760	(14,151,178)	103,384,387
Issuance of common stock	18,411,137	184,112	—	—	274,664,530	—	274,848,642
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(26,025,010)	—	(26,025,010)
Transfers to redeemable common stock	—	—	—	—	(5,640,163)	—	(5,640,163)
Redemption of common stock	(13,501)	(135)	—	—	(202,182)	—	(202,317)
Other offering costs to affiliates	—	—	—	—	(4,969,605)	—	(4,969,605)
Distributions declared	—	—	—	—	—	(12,540,127)	(12,540,127)
Amortization of stock-based compensation	—	—	—	—	63,482	—	63,482
Net loss	—	—	—	—	—	(33,183,194)	(33,183,194)
BALANCE, September 30, 2015	27,577,172	$275,772	1,000	$10	$355,334,812	$(59,874,499)	$295,736,095

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(33,183,194)	$(4,358,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,562,812	1,354,372
Amortization of deferred financing costs	220,287	11,520
Amortization of stock-based compensation	63,482	81,230
Change in fair value of interest rate cap agreements	2,206,162	140,339
Bad debt expense	420,340	7,613
Changes in operating assets and liabilities:
Restricted cash for operating activities	(9,846,842)	(900,706)
Rents and other receivables	(1,558,829)	(28,566)
Other assets	(1,214,660)	(292,011)
Accounts payable and accrued liabilities	12,304,416	1,795,234
Due to affiliates, net	(598,782)	460,036
Net cash used in operating activities	(5,624,808)	(1,729,863)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(617,662,481)	(85,518,265)
Additions to real estate investments	(8,323,406)	(107,630)
Escrow deposits for pending real estate acquisitions	(20,073,700)	(3,931,200)
Restricted cash for investing activities	(721,297)	(167,024)
Purchase of interest rate cap agreements	(2,248,826)	(502,483)
Cash used in investing activities	(649,029,710)	(90,226,602)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	331,070,500	60,970,000
Borrowings from revolving credit facility	114,600,000	—
Proceeds from issuance of common stock	269,681,317	60,905,353
Payments of commissions on sale of common stock and related dealer manager fees	(26,025,010)	(5,649,279)
Reimbursement of other offering costs to affiliates	(4,228,397)	(3,388,203)
Payment of deferred financing costs	(3,543,623)	(498,240)
Distributions to common stockholders	(5,341,496)	(328,594)
Redemptions of common stock	(202,317)	—
Net cash provided by financing activities	676,010,974	112,011,037
Net increase in cash and cash equivalents	21,356,456	20,054,572
Cash and cash equivalents, beginning of period	28,595,826	203,500
Cash and cash equivalents, end of period	$49,952,282	$20,258,072

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,632,711	$146,120
Supplemental Disclosures of Noncash Transactions:
Increase in distributions payable	$1,356,150	$271,654
Application of escrow deposits to acquire real estate	$15,473,600	$1,545,985
Assumption of mortgage notes payable to acquire real estate	$24,808,919	$—
Increase in amounts receivable from transfer agent	$—	$441,030
Increase in amounts payable to affiliates for other offering costs	$741,208	$121,593
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,842,481	$200,556
Increase in redeemable common stock	$5,640,163	$200,556
Increase in redemptions payable	$43,199	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$476,656	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
As of September 30, 2015, the Company owned 24 multifamily properties comprising a total of 7,891 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
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
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of September 30, 2015, the Company had sold 27,557,178 shares of common stock in the Public Offering for gross proceeds of $411,236,534. The Company will continue to offer shares of the Company’s common stock in the Public Offering until March 25, 2016, or the date the maximum offering amount has been sold. The Company reserves the right to terminate the Public Offering at any time.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock being offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$691,078	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$648,414	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables and accounts payable and accrued liabilities to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2015 and December 31, 2014, the fair value of the notes payable was $641,535,193 and $191,983,420, respectively, compared to the carrying value of $667,410,019 and $196,930,600, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions paid during the nine months ended September 30, 2015 were based on daily record dates and calculated at a rate of $0.002466 per share per day. Each day during the period from January 1, 2015 to September 30, 2015 was a record date for distributions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2015, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively. During the three and nine months ended September 30, 2014, the Company declared distributions totaling $0.227 and $0.436 per share of common stock, respectively.
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
September 30, 2015
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that will require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company will reclassify debt issuance costs from deferred financing costs and other assets, net to notes payable on the consolidated balance sheet.
3.          Real Estate
As of September 30, 2015, the Company owned 24 multifamily properties comprising a total of 7,891 apartment homes. The total acquisition price of the Company’s real estate portfolio was $932,509,250. As of September 30, 2015 and December 31, 2014, the Company’s portfolio was approximately 94.3% and 94.2% occupied and the average monthly rent was $1,000 and $884, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Current Year Acquisitions
During the nine months ended September 30, 2015, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Other Accounts Receivable	Total Purchase Price
Columns on Wetherington	Florence, KY	2/26/2015	192	$1,276,787	$23,172,820	$550,393	$—	$25,000,000
Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	5,813,218	43,594,089	1,592,693	—	51,000,000
Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	1,607,980	16,933,827	658,193	—	19,200,000
Reveal on Cumberland	Fishers, IN	3/30/2015	220	3,299,502	25,458,315	480,739	261,444	29,500,000
Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	2,499,350	28,865,543	750,107	—	32,115,000
Heritage Place Apartments	Franklin, TN	4/27/2015	105	1,697,036	7,772,323	180,641	—	9,650,000
Rosemont at East Cobb	Marietta, GA	5/21/2015	180	3,599,586	12,563,661	286,753	—	16,450,000
Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	7,747,295	62,446,959	1,805,746	—	72,000,000
Bella Terra at City Center	Aurora, CO	6/11/2015	304	5,895,389	30,901,144	803,467	—	37,600,000
Hearthstone at City Center	Aurora, CO	6/25/2015	360	7,219,143	44,787,119	1,393,738	—	53,400,000
Arbors at Brookfield	Mauldin, SC	6/30/2015	702	7,553,349	57,517,403	1,729,248	—	66,800,000
Carrington Park	Kansas City, MO	8/19/2015	298	2,517,886	36,060,358	901,756	—	39,480,000
Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	3,941,458	33,550,081	1,008,461	—	38,500,000
Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	4,054,337	27,615,674	929,989	—	32,600,000
Kensington by the Vineyard	Euless, TX	8/26/2015	259	3,938,677	41,017,607	1,243,716	—	46,200,000
Monticello by the Vineyard	Euless, TX	9/23/2015	354	5,386,400	45,510,628	1,302,972	—	52,200,000
The Shores	Oklahoma City, OK	9/29/2015	300	2,100,531	33,239,703	909,766	—	36,250,000
			5,396	$70,147,924	$571,007,254	$16,528,378	$261,444	$657,945,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

As of September 30, 2015 and December 31, 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$104,706,656	$814,066,819	$12,496,253	$931,269,728
Less: Accumulated depreciation and amortization	—	(15,740,214)	(4,621,079)	(20,361,293)
Net investments in real estate and related lease intangibles	$104,706,656	$798,326,605	$7,875,174	$910,908,435

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$34,558,732	$234,259,502	$5,578,528	$274,396,762
Less: Accumulated depreciation and amortization	—	(2,206,072)	(2,203,061)	(4,409,133)
Net investments in real estate and related lease intangibles	$34,558,732	$232,053,430	$3,375,467	$269,987,629
Depreciation and amortization expense was $12,493,027 and $25,562,812 for the three and nine months ended September 30, 2015, and $1,204,076 and $1,354,372 for the three and nine months ended September 30, 2014, respectively.
Depreciation of the Company’s buildings and improvements was $6,786,834 and $13,534,142 for the three and nine months ended September 30, 2015, and $485,661 and $540,747 for the three and nine months ended September 30, 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $5,706,193 and $12,028,670 for the three and nine months ended September 30, 2015, and $718,415 and $813,625 for the three and nine months ended September 30, 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2015, the Company’s real estate portfolio comprised 7,891 residential units and was 94.3% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $1,691,451 and $459,707 as of September 30, 2015 and December 31, 2014, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

As of September 30, 2015 and 2014, no tenant represented over 10% of the Company’s annualized base rent.
4.          Deferred Financing Costs and Other Assets
As of September 30, 2015 and December 31, 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	September 30, 2015	December 31, 2014
Deferred financing costs	$4,862,064	$1,318,441
Less: accumulated amortization	(259,532)	(39,245)
	4,602,532	1,279,196
Prepaid expenses	1,135,450	360,316
Interest rate cap agreements	691,078	648,414
Escrow deposits for pending real estate acquisitions	5,100,100	500,000
Other deposits	689,906	250,380
	$12,219,066	$3,038,306
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of September 30, 2015 and December 31, 2014.

	September 30, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	19	12/1/2021 - 9/1/2025	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.23%	$528,001,100
Fixed rate	1	5/1/2054	4.34%	4.34%	4.34%	24,808,919
	20				2.33%	$552,810,019

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	7	12/1/2021 - 11/1/2024	1-Mo LIBOR + 1.70%	1-Mo LIBOR + 2.13%	1.99%	$196,930,600
___________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) which provides for advances to purchase properties or refinance existing properties from time to time in an amount not to exceed $200,000,000 during 2015 (subject to certain debt service and loan to value requirements). During 2016, the maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (as described below, the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
As of September 30, 2015, the advances obtained under the Credit Facility are summarized in the following table. Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

Collateralized Property	Date of Advance	Amount of Advance
Delano at North Richland Hills	August 26, 2015	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000
		$114,600,000
Monthly interest payments on the outstanding principal balances of the Loans accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes, and are due and payable on the first date of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.34% as of September 30, 2015. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between the amount of (i) the commitment and (ii) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (i) maximum facility available and (ii) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
The following is a summary of the Company’s aggregate maturities as of September 30, 2015:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016	2017	2018	2019	Thereafter
Principal payments on outstanding debt	$667,410,019	$77,165	$238,436	$335,561	$2,147,927	$3,975,393	$660,635,537

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2015, the Company was in compliance with all financial and non-financial debt covenants.
For the three and nine months ended September 30, 2015, the Company incurred interest expense of $4,086,542 and $7,938,509, respectively. Interest expense for the three and nine months ended September 30, 2015 includes amortization of deferred financing costs of $117,487 and $220,287, net unrealized losses from the change in fair value of interest rate cap agreements of $1,038,080 and $2,206,162 and credit facility commitment fees of $11,968 and $11,968, respectively.
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
Interest expense of $1,164,744 and $285,395 was payable as of September 30, 2015 and December 31, 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through September 30, 2015, the Company had issued 27,557,178 shares of common stock in its Public Offering for offering proceeds of $361,784,435, including 458,675 shares of common stock issued pursuant to the DRP for total proceeds of $6,536,120, net of offering costs of $49,452,099. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $1,104,462 and $1,779,618 of amounts due from the Company’s transfer agent as of September 30, 2015 and December 31, 2014, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On February 27, 2014, the Company granted 3,333 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share in connection with the Company raising $2,000,000 in the Public Offering. On both August 7, 2014 and August 13, 2015, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2015 and year ended December 31, 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2014 and 2015 annual meetings is as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Nonvested shares at the beginning of the period	11,248	—
Granted shares	4,998	14,997
Vested shares	(4,999)	(3,749)
Nonvested shares at the end of the period	11,247	11,248
Included in general and administrative expenses is $35,348 and $63,482 for the three and nine months ended September 30, 2015 and $30,967 and $81,230 for the three and nine months ended September 30, 2014, respectively, for compensation expense related to the issuance of restricted common stock. The weighted average remaining term of the restricted common stock was 1.33 years years as of September 30, 2015. As of September 30, 2015, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2015 and December 31, 2014, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
(unaudited)

(2)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers or qualified valuation experts. Pursuant to current rules and regulations, the Company will establish an estimated value per share no later than 150 days following the second anniversary of breaking escrow in the Public Offering, or such earlier date as may be determined by the board of directors.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and nine months ended September 30, 2015, the Company redeemed a total of 6,601 and 13,501 shares with a total redemption value of $98,862 and $202,317 and received requests for the redemption of 5,267 and 16,503 shares with a total redemption value of $76,750 and $245,164, respectively. During the three and nine months ended September 30, 2014, the Company did not redeem any shares or receive requests for the redemption of any shares.
As of September 30, 2015, the Company had 5,267 shares of outstanding and unfulfilled redemption requests and recorded $76,750 in accounts payable and accrued liabilities on the accompanying consolidated balance sheet related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of September 30, 2015 of $76,750 on the October 30, 2015 Repurchase Date.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the Company will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available, unless the stockholder withdraws the request for repurchase. Such pending requests will be honored among all requests for redemptions in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
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
September 30, 2015
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
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2015, the Company reclassified $2,645,676 and $5,640,163, net of $98,862 and $202,317 of fulfilled redemption requests, and for the three and nine months ended September 30, 2014, $25,066 and $200,556, net of $0 and $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions declared for the three and nine months ended September 30, 2015 were $5,586,074 and $12,540,127, including $2,971,637 and $6,597,098, or 208,536 and 462,954 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2014 were $642,532 and $800,804, including $269,216 and $321,218, or 18,892 and 22,542 shares of common stock attributable to the DRP.
As of September 30, 2015 and December 31, 2014, $1,965,054 and $608,904 of distributions declared were payable, which included $1,048,138 and $293,521, or 73,554 and 20,598 shares of common stock, attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Distributions Paid
For the three and nine months ended September 30, 2015, the Company paid cash distributions of $2,420,013 and $5,341,496, which related to distributions declared for each day in the period from June 1, 2015 through August 31, 2015 and December 1, 2014 through August 31, 2015, respectively. Additionally, for the three and nine months ended September 30, 2015, 192,599 and 409,999 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $2,744,538 and $5,842,481, respectively. For the three and nine months ended September 30, 2015, the Company paid total distributions of $5,164,551 and $11,183,977, respectively.
For the three and nine months ended September 30, 2014, the Company paid cash distributions of $279,014 and $328,594, which related to distributions declared for each day in the period from from June 1, 2014 through August 31, 2014 and April 7, 2014 through August 31, 2014. Additionally, for the three and nine months ended September 30, 2014, 12,315 and 14,074 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $175,490 and $200,556, respectively. For the three and nine months ended September 30, 2014, the Company paid total distributions of $454,504 and $529,150, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2015 and 2014 and amounts outstanding to the Advisor and its affiliates as of September 30, 2015 and December 31, 2014 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$—	$—	$42,882	$—	$—
Investment management fees(2)	2,065,532	80,155	4,198,328	88,740	22,907	147,946
Acquisition fees(2)	2,561,266	488,962	6,891,098	930,405	—	581,418
Acquisition expenses(3)	927,643	307,183	2,780,293	516,067	138,910	22,157
Loan coordination fees(2)	2,353,989	315,000	4,704,794	609,700	—	280,000
Property management:
Fees(2)	582,945	50,915	1,182,106	58,037	229,811	65,882
Reimbursement of onsite personnel(4)	1,932,568	141,426	3,874,342	163,500	352,958	66,268
Other fees(2)	187,995	18,634	359,377	26,321	22,502	6,799
Other operating expenses(1)	303,260	173,320	954,635	430,672	88,482	322,804
Consolidated Balance Sheets:
Capitalized to real estate
Construction management fees	244,614	5,439	535,040	5,524	45,517	6,595
Additional paid-in capital
Other offering costs reimbursement	1,853,313	2,061,463	4,969,605	3,509,796	741,208	—
Selling commissions	5,604,446	2,486,052	17,936,003	3,909,240	—	—
Dealer manager fees	2,509,032	1,129,004	8,089,007	1,740,039	—	—
	$21,126,603	$7,257,553	$56,474,628	$12,030,923	$1,642,295	$1,499,869
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Public Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of September 30, 2015 and December 31, 2014, the Advisor had incurred $2,531,323 and $1,000,008, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2015 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$404,700,414	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$60,705,062	15.00%

O&O expenses recorded:
Sales commissions	$26,751,060	6.61%
Broker dealer fees	12,063,577	2.98%
Offering cost reimbursements	10,637,462	2.63%
Organizational costs reimbursements	42,882	0.01%
Total O&O cost reimbursements recorded by the Company	$49,494,981	12.23%
When recognized, organization costs are expensed as incurred. From inception through September 30, 2015, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the three and nine months ended September 30, 2015, the Advisor incurred $2,843,613 and $7,654,926 of offering costs related to the Public Offering. For the three and nine months ended September 30, 2014, the Advisor incurred $2,078,946 and $5,747,990 of offering costs related to the Public Offering. The Advisor has incurred total offering costs related to the Public Offering of $16,875,673 from inception through September 30, 2015, of which $6,238,211 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The Company accrued $741,208 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. The deferred offering costs of $6,238,211 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded the 10% limitation described above.
Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equaled $300,000,000, which occurred in December 2014. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of the Company’s investments in real properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at September 30, 2015 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, which is usual and customary for comparable property management services rendered to similar properties in similar geographic markets, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
At September 30, 2015, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2015 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2015.
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
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On both August 7, 2014 and August 13, 2015, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2014 and 2015 annual meetings of stockholders. The Company recorded stock-based compensation expense of $35,348 and $63,482 for the three and nine months ended September 30, 2015 and $30,967 and $81,230 for the three and nine months ended September 30, 2014, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual amount of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual amount, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (1) $2,500 for each board meeting

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

attended in person, (2) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (3) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $55,750 and $180,250 for the three and nine months ended September 30, 2015 and $57,750 and $174,250 for the three and nine months ended September 30, 2014 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Dallas/Fort Worth, Texas and Denver, Colorado apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2015 and December 31, 2014:

September 30, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 10/1/2019	One-Month LIBOR	19	$528,001,100	0.19%	2.06%	$691,078

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2019	One-Month LIBOR	7	$196,930,600	0.17%	2.00%	$648,414
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2015 resulted in an unrealized loss of $1,038,080 and $2,206,162 and for the three and nine months ended September 30, 2014 resulted in an unrealized loss of $57,127 and $140,339, respectively. The fair value of the interest rate cap agreements of $691,078 and $648,414 as of September 30, 2015 and December 31, 2014 is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2015 and 2014. The Company acquired six properties during the three months ended September 30, 2015 and 17 properties during the nine months ended September 30, 2015. These properties contributed $18,923,673 of revenues and $10,735,023 of net loss, including $14,969,383 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to September 30, 2015. The following unaudited pro forma information for the three and nine months ended September 30, 2015 and 2014 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$24,057,752	$16,496,660	$72,173,255	$49,489,979
Net loss	$(11,968,402)	$(15,967,096)	$(35,905,207)	$(47,901,288)
Loss per common share, basic and diluted	$(0.43)	$(0.58)	$(1.30)	$(1.74)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2015 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Subsequent Events
Status of Our Offering
As of November 6, 2015, the Company had sold 30,125,783 shares of common stock in the Public Offering for gross proceeds of $449,506,794, including 613,638 shares of common stock issued pursuant to the DRP for gross offering proceeds of $8,744,346.
Distributions Paid
On October 1, 2015, the Company paid distributions of $1,965,054, which related to distributions declared for each day in the period from September 1, 2015 through September 30, 2015 and consisted of cash distributions paid in the amount of $916,916 and $1,048,138 in shares issued pursuant to the DRP.
On November 2, 2015, the Company paid distributions of $2,170,727, which related to distributions declared for each day in the period from October 1, 2015 through October 31, 2015 and consisted of cash distributions paid in the amount of $1,018,189 and $1,152,538 in shares issued pursuant to the DRP.
Acquisition of Lakeside at Coppell
On October 7, 2015, the Company acquired a fee simple interest in Regency by the Lake (the “Lakeside Property”) located in Coppell, Texas for a purchase price of $60,500,000, exclusive of closing costs. The Company has initiated the process to re-name the Lakeside Property to “Lakeside at Coppell.” The Company financed the payment of the Lakeside Property with (1) proceeds from its initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $45,375,000 from a financial institution. The Lakeside Property consists of 45 two-story residential buildings, a two-story leasing office/clubhouse, a pool restroom building and a maintenance building. The Lakeside Property contains 315 units consisting of 90 one-bedroom apartments, 135 two-bedroom apartments, 45 three-bedroom apartments and 45 four-bedroom apartments that average 1,221 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Second Amended and Restated Dealer Manager Agreement
On October 15, 2015, the Company entered into the Second Amended and Restated Dealer Manager Agreement with the Dealer Manager and the Operating Partnership. The Company will allow a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. The Dealer Manager may also agree to different payment schedules with a participating broker-dealer in the future; provided the selling commission paid will not exceed 7%. The total amount of all items of compensation from any source payable to the Dealer Manager and the soliciting dealers will not exceed 10% of the gross proceeds from the Primary Offering. The Company has no obligation to pay the trailing selling commission if the applicable shares are no longer outstanding or total underwriting compensation paid by the Company will exceed 10% of the gross offering proceeds from the Primary Offering.
The dealer manager fee remains 3% of the gross proceeds on sales by a participating broker-dealer in the Primary Offering. No sales commissions will be paid for sales pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Acquisition of Meadows at River Run
On October 30, 2015, the Company acquired a fee simple interest in Meadows at River Run (the “River Run Property”) located in Bolingbrook, Illinois for a purchase price of $58,500,000, exclusive of closing costs. The Company financed the payment of the River Run Property with (1) proceeds from its initial public offering and (2) the assumption of an existing mortgage loan in the principal amount of $43,600,000 from a financial institution. The River Run Property consists of 17 two-, three- and four-story residential buildings, a one-story leasing office/clubhouse, a 24-hour fitness center, a business center, a pet park and a swimming pool. The River Run Property contains 374 units consisting of 194 one-bedroom apartments, 164 two-bedroom apartments and 16 three-bedroom apartments that average 945 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Advisory Agreement Renewal
On November 11, 2015, the Company entered into Amendment No. 2 to the Advisory Agreement, which is effective on December 13, 2015, to renew the term of the Advisory Agreement for an additional one year term ending December 13, 2016.

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
Pursuant to the terms of our initial public offering, offering proceeds were held in an escrow account until we met the minimum offering amount of $2,000,000. On February 27, 2014, we raised the minimum offering amount and the offering proceeds held in escrow were released to us. As of November 6, 2015, we had sold 30,125,783 shares of common stock in our public offering for gross proceeds of $449,506,794, including 613,638 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $8,744,346. We intend to terminate our initial public offering on or before March 25, 2016. We intend to continue offering shares pursuant to our distribution reinvestment plan after the termination of our public offering.
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

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of September 30, 2015, we owned the 24 multifamily apartment communities listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	City, State	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	Sep 30, 2015	Dec 31, 2014	Sep 30, 2015	Dec 31, 2014
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	97.2%	97.7%	$906	$826
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	92.8%	93.2%	834	790
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	93.5%	92.7%	861	807
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,450,000	93.4%	94.1%	843	793
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,660,600	95.1%	94.1%	1,127	1,080
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,300,000	94.0%	93.8%	836	819
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	28,000,000	96.0%	95.6%	1,129	1,075
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,500,000	89.6%	—%	1,004	—
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,700,000	94.6%	—%	925	—
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,440,000	89.9%	—%	811	—
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,125,000	90.0%	—%	1,054	—
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,480,500	90.4%	—%	1,778	—
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,200,000	97.1%	—%	933	—
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,515,000	93.9%	—%	833	—
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,400,000	96.4%	—%	870	—
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,320,000	97.7%	—%	951	—
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,380,000	94.7%	—%	1,049	—
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,300,000	91.7%	—%	762	—
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,610,000	95.3%	—%	995	—
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,875,000	95.8%	—%	1,282	—
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,450,000	98.0%	—%	1,224	—
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,225,000	94.6%	—%	1,563	—
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,150,000	96.9%	—%	1,244	—
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,808,919	92.7%	—%	1,029	—
				7,891	$932,509,250	$667,410,019	94.3%	94.2%	$1,000	$884
________________

(1)	At September 30, 2015, our portfolio was approximately 97.2% leased.

PART I — FINANCIAL INFORMATION (continued)

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
Third Quarter Acquisitions
Carrington Park
On August 19, 2015, we acquired a fee simple interest in Carrington Park, or the Carrington Park property, located in Kansas City, Missouri for a purchase price of $39,480,000, exclusive of closing costs. We financed the payment of the purchase price for the Carrington Park property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $29,610,000 from a financial institution. The Carrington Park property consists of 12 three-story residential buildings and contains 298 units consisting of 116 one-bedroom apartments, 138 two-bedroom apartments and 44 three-bedroom apartments. The apartments range in size from 691 to 1,540 square feet and average 1,112 square feet.
Delano at North Richland Hills
On August 26, 2015, we acquired a fee simple interest in the Delano at North Richland Hills, or the Delano property, located in North Richland Hills, Texas for a purchase price of $38,500,000, exclusive of closing costs. We financed the payment of the purchase price for the Delano property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $28,875,000 from a financial institution. The Delano property consists of 32 two- and three-story garden-style residential buildings, a clubhouse/leasing office, a garage and a maintenance building and contains 263 units consisting of 118 one-bedroom apartments, 58 two-bedroom apartments, 58 three-bedroom apartments and 29 four-bedroom apartments. The apartments range in size from 722 to 1,954 square feet and average 1,231 square feet.
Meadows at North Richland Hills
On August 26, 2015, we acquired a fee simple interest in the Meadows at North Richland Hills, or the Meadows property, located in North Richland Hills, Texas for a purchase price of $32,600,000, exclusive of closing costs. We financed the payment of the purchase price for the Meadows property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $24,450,000 from a financial institution. The Meadows property consists of 21 two-story garden-style residential buildings, a clubhouse/leasing office and a maintenance office. The Meadows property contains 252 units consisting of 168 two-bedroom apartments, 60 three-bedroom apartments and 24 four-bedroom apartments. The apartments range in size from 1,013 to 1,407 square feet and average 1,140 square feet.
Kensington by the Vineyard
On August 26, 2015, we acquired a fee simple interest in Kensington by the Vineyard, or the Kensington property, located in Euless, Texas for a purchase price of $46,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Kensington property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $34,225,000 from a financial institution. The Kensington property consists of 37 two-story garden-style residential buildings, a clubhouse/leasing office and a maintenance building. The Kensington property contains 259 units consisting of 74 one-bedroom apartments, 111 two-bedroom apartments, 37 three-bedroom apartments and 37 four-bedroom apartments. The apartments range in size from 692 to 1,613 square feet and average 1,077 square feet.
Monticello by the Vineyard
On September 23, 2015, we acquired a fee simple interest in Monticello by the Vineyard, or the Monticello property, located in Euless, Texas for a purchase price of $52,200,000, exclusive of closing costs. We financed the payment of the purchase price for the Monticello property with (1) proceeds from our initial public offering and (2) the proceeds of a secured loan in the aggregate principal amount of $39,150,000 from a financial institution. The Monticello property consists of 21 three-story garden-style residential buildings, five garage buildings and a clubhouse/leasing office. The Monticello property contains 354 units consisting of 172 one-bedroom apartments, 150 two-bedroom apartments and 32 three-bedroom apartments. The apartments range in size from 692 to 1,436 square feet and average 993 square feet.
The Delano property, the Meadows property, the Kensington property and the Monticello property were acquired from third-party selling entities ultimately controlled by the same parent company.

PART I — FINANCIAL INFORMATION (continued)

The Shores
On September 29, 2015, we acquired a fee simple interest in The Shores, or the Shores property, located in Oklahoma City, Oklahoma for a purchase price of $36,250,000, exclusive of closing costs. We financed the payment of the purchase price for the Shores property with (1) proceeds from our initial public offering and (2) the assumption of an existing mortgage loan in the principal amount of $24,808,919 from a financial institution. The Shores property consists of 11 three-story garden-style residential buildings, 12 two-story townhouse buildings and a clubhouse/leasing office. The Shores property contains 300 units consisting of 104 one-bedroom apartments, 172 two-bedroom apartments and 24 three-bedroom apartments. The apartments range in size from 649 to 1,288 square feet and average 994 square feet.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. There have been no significant changes to our accounting policies during the period covered by this quarterly report. See also Note 2 to our condensed consolidated unaudited financial statements in this quarterly report for a discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our initial public offering.
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

PART I — FINANCIAL INFORMATION (continued)

lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2015 and December 31, 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2014 and 2013.
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
The distributions paid during each of the last five fiscal quarters ended September 30, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds	Net Cash Used In Operating Activities
Third Quarter 2014	$642,532	$0.227	$279,014	$175,490	$454,504	$—	$454,504	$(909,864)
Fourth Quarter 2014	1,423,275	0.227	592,941	493,084	1,086,025	—	1,086,025	(2,188,785)
First Quarter 2015	2,709,299	0.222	1,113,641	1,096,309	2,209,950	—	2,209,950	(1,539,065)
Second Quarter 2015	4,244,754	0.224	1,807,842	2,001,634	3,809,476	—	3,809,476	(1,340,411)
Third Quarter 2015	5,586,074	0.227	2,420,013	2,744,538	5,164,551	—	5,164,551	(2,745,332)
	$14,605,934	$1.127	$6,213,451	$6,511,055	$12,724,506	$—	$12,724,506	$(8,723,457)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2015, we paid aggregate distributions of $5,164,551 and $11,183,977, including $2,420,013 and $5,341,496 of distributions paid in cash and 192,599 and 409,999 shares of our common stock issued pursuant to our distribution reinvestment plan for $2,744,538 and $5,842,481. For the three and nine months ended September 30, 2015, our net loss was $14,219,859 and $33,183,194, we had negative funds from operations, or FFO, of $1,726,832 and $7,620,382 and net cash used in operations of $2,745,332 and $5,624,808. For the three and nine months ended September 30, 2015, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. On a cumulative basis, as of September 30, 2015, all distributions have been funded with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”

PART I — FINANCIAL INFORMATION (continued)

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
As of September 30, 2015, we had not entered into any leases as a lessee.
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

PART I — FINANCIAL INFORMATION (continued)

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
Cash Flows Used in Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of September 30, 2015, we owned 24 multifamily properties. During the nine months ended September 30, 2015, net cash used in operating activities was $5,624,808 compared to $1,729,863 for the nine months ended September 30, 2014. The increase in net cash used in operating activities is primarily due to the acquisition of 20 multifamily properties after September 30, 2014. Our operating cash flows during the nine months ended September 30, 2015 was impacted by our net loss, offset partially by adjustments for non-cash expenses, including depreciation and amortization, amortization of deferred financing costs, stock compensation, the change in fair value of the interest rate cap agreements and bad debt expense, and by adjustments for restricted cash, amounts due to affiliates and accounts payable and accrued liabilities. We expect cash used in operating activities to increase in future periods as a result of the acquisition fees and expenses incurred for anticipated future acquisitions of real estate and real estate-related investments. However, we expect to generate cash flows from operations as we expand our property portfolio, complete the value-enhancement program and stabilize its operations.
Cash Flows Used in Investing Activities
Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the nine months ended September 30, 2015, net cash used in investing activities was $649,029,710 compared to $90,226,602 during the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily the result of our

PART I — FINANCIAL INFORMATION (continued)

acquisition of 17 multifamily properties during the nine months ended September 30, 2015 compared to four acquisitions of multifamily properties during the nine months ended September 30, 2014. Net cash used in investing activities during the nine months ended September 30, 2015 consisted of the following:

•	$617,662,481 of cash used related to the acquisition of 17 multifamily properties;

•	$8,323,406 of cash used for improvements to real estate investments;

•	$20,073,700 of cash used for deposits for potential real estate investments;

•	$721,297 of cash used in restricted cash accounts related to replacement reserves; and

•	$2,248,826 of cash used to purchase interest rate cap agreements.
Cash Flows from Financing Activities
During the nine months ended September 30, 2015, net cash provided by financing activities was $676,010,974 compared to $112,011,037 during the nine months ended September 30, 2014. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our ongoing initial public offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the nine months ended September 30, 2015 consisted of the following:

•
$239,427,910 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $26,025,010 and (2) the reimbursement of other offering costs to affiliates in the amount of $4,228,397;

•	$327,526,877 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $3,543,623;

•	$114,600,000 provided by advances from our revolving credit facility;

•	$202,317 of cash paid for the redemption of common stock; and

•	$5,341,496 of net cash distributions, after giving effect to distributions reinvested by stockholders of $5,842,481.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization and before deducting depreciation and amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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

PART I — FINANCIAL INFORMATION (continued)

As of September 30, 2015, we had indebtedness totaling an aggregate principal amount of $667,410,019. The following is a summary of our contractual obligations as of September 30, 2015:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$146,367,429	$3,973,065	$31,544,582	$31,358,902	$79,490,880
Principal payments on outstanding debt obligations	667,410,019	77,165	573,997	6,123,320	660,635,537
Total	$813,777,448	$4,050,230	$32,118,579	$37,482,222	$740,126,417
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2015. We incurred interest expense of $4,086,542 and $7,938,509 during the three and nine months ended September 30, 2015, including amortization of deferred financing costs totaling $117,487 and $220,287, net unrealized losses from the change in fair value of interest rate cap agreements of $1,038,080 and $2,206,162 and credit facility commitment fees of $11,968 and $11,968, respectively.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed during those periods. We commenced operations with our first property acquisition on May 22, 2014. As of September 30, 2015, we owned 24 multifamily properties compared to owning four multifamily properties as of September 30, 2014. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2015 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table summarizes the consolidated results of operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	Change $	Change %
Total revenues	$20,192,686	$1,740,048	$18,452,638	1,060%
Operating, maintenance and management	(5,607,063)	(441,824)	(5,165,239)	1,169%
Real estate taxes and insurance	(2,239,371)	(284,297)	(1,955,074)	688%
Fees to affiliates	(7,751,727)	(953,666)	(6,798,061)	713%
Depreciation and amortization	(12,493,027)	(1,204,076)	(11,288,951)	938%
Interest expense	(4,086,542)	(287,399)	(3,799,143)	1,322%
General and administrative expenses	(610,641)	(486,056)	(124,585)	26%
Acquisition costs	(1,624,174)	(515,705)	(1,108,469)	215%
Net loss	$(14,219,859)	$(2,432,975)	$(11,786,884)	484%

NOI(1)	$11,575,312	$944,378	$10,630,934	1,126%
FFO(2)	$(1,726,832)	$(1,228,899)	$(497,933)	(41)%
MFFO(2)	$5,850,677	$147,895	$5,702,782	3,856%
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

Net loss
For the three months ended September 30, 2015, we had a net loss of $14,219,859 compared to a net loss of $2,432,975 for the three months ended September 30, 2014. The increase in net loss of $11,786,884 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $5,165,239, the increase in real estate taxes and insurance of $1,955,074, the increase in fees to affiliates of $6,798,061, the increase in depreciation and amortization expense of $11,288,951, the increase in interest expense of $3,799,143, the increase in general and administrative expenses of $124,585 and the increase in acquisition costs of $1,108,469, partially offset by the increase in total revenues of $18,452,638. The increase in these expenses was due primarily to the increase in our property portfolio from four multifamily properties at September 30, 2014 to 24 multifamily properties at September 30, 2015.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Rental income and tenant reimbursements for the three months ended September 30, 2015 were $20,192,686 compared to $1,740,048 for the three months ended September 30, 2014. The increase of $18,452,638 was primarily due to owning 24 multifamily properties at September 30, 2015 compared to four multifamily properties at September 30, 2014. Additionally, our total units increased by 6,844 from 1,047 at September 30, 2014 to 7,891 at September 30, 2015. Average monthly rents per unit increased from $809 as of September 30, 2014 to $1,000 as of September 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2015 were $5,607,063 compared to $441,824 for the three months ended September 30, 2014. The increase of $5,165,239 was primarily due to operating 24 multifamily properties as of September 30, 2015 compared to four multifamily properties as of September 30, 2014. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance for the three months ended September 30, 2015 were $2,239,371 compared to $284,297 for the three months ended September 30, 2014. The increase of $1,955,074 was due to the acquisition of 20 multifamily properties since September 30, 2014 and the continuing operation of the properties owned as of September 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates for the three months ended September 30, 2015 were $7,751,727 compared to $953,666 for the three months ended September 30, 2014. The increase of $6,798,061 was primarily due to acquisition fees and loan coordination fees of $2,561,266 and $2,353,989, respectively, earned by our advisor in connection with the acquisition of six multifamily properties with an aggregate purchase price of $245,230,000 and financing of ten multifamily properties in the aggregate amount of $235,398,919 during the three months ended September 30, 2015, compared to acquisition fees and loan coordination fees of $488,962 and $315,000, respectively, earned by our advisor in connection with the acquisition and financing of two multifamily properties with an aggregate purchase price of $45,000,000 and financing of $31,500,000 during the three months ended September 30, 2014. Additionally, investment management and property management fees increased for the three months ended September 30, 2015 as a result of the growth of our portfolio from four multifamily properties owned as of September 30, 2014 to 24 multifamily properties owned as of September 30, 2015. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2015 was $12,493,027 compared to $1,204,076 for the three months ended September 30, 2014. The increase of $11,288,951 was primarily due to the net increase in depreciable and amortizable assets of $753,928,707 since September 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the three months ended September 30, 2015 was $4,086,542 compared to $287,399 for the three months ended September 30, 2014. The increase of $3,799,143 was primarily due to the net increase in the notes payable balance of $606,440,019 since September 30, 2014 due to financing incurred in connection with the acquisition of 20 multifamily properties since September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $117,487 and $9,151, the unrealized loss on derivative instruments of $1,038,080 and $57,127 and credit facility commitment fees of $11,968 and $0 for the three months ended September 30, 2015 and 2014, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.

PART I — FINANCIAL INFORMATION (continued)

General and administrative expense
General and administrative expenses for the three months ended September 30, 2015 were $610,641 compared to $486,056 for the three months ended September 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $124,585 was primarily due to the acquisition of 20 multifamily properties since September 30, 2014 and the continuing operation of the properties owned as of September 30, 2014. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended September 30, 2015 were $1,624,174 compared to $515,705 for the three months ended September 30, 2014. The increase of $1,108,469 was due primarily to the acquisition of six multifamily properties with an aggregate purchase price of $245,230,000 during the three months ended September 30, 2015, compared to the acquisition of two multifamily properties with an aggregate purchase price of $45,000,000 during the three months ended September 30, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the availability of debt financing.
Consolidated Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014	Change $	Change %
Total revenues	$40,687,253	$1,932,912	$38,754,341	2,005%
Operating, maintenance and management	(11,082,156)	(498,382)	(10,583,774)	2,124%
Real estate taxes and insurance	(5,270,842)	(304,649)	(4,966,193)	1,630%
Fees to affiliates	(17,335,703)	(1,713,203)	(15,622,500)	912%
Depreciation and amortization	(25,562,812)	(1,354,372)	(24,208,440)	1,787%
Interest expense	(7,938,509)	(405,468)	(7,533,041)	1,858%
General and administrative expenses	(2,018,031)	(1,075,227)	(942,804)	88%
Acquisition costs	(4,662,394)	(940,535)	(3,721,859)	396%
Net loss	$(33,183,194)	$(4,358,924)	$(28,824,270)	661%

NOI(1)	$22,792,772	$1,045,523	$21,747,249	2,080%
FFO(2)	$(7,620,382)	$(3,004,552)	$(4,615,830)	(154)%
MFFO(2)	$10,844,066	$(383,573)	$11,227,639	2,927%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net loss
For the nine months ended September 30, 2015, we had a net loss of $33,183,194 compared to $4,358,924 for the nine months ended September 30, 2014. The increase in net loss of $28,824,270 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $10,583,774, the increase in real estate taxes and insurance of $4,966,193, the increase in fees to affiliates of $15,622,500, the increase in depreciation and amortization expense of $24,208,440, the increase in interest expense of $7,533,041, the increase in general and administrative expenses of $942,804 and the increase in acquisition costs of $3,721,859, partially offset by the increase in total revenues of $38,754,341. The increase in these expenses was due primarily to the increase in our property portfolio from four multifamily properties at September 30, 2014 to 24 multifamily properties at September 30, 2015.
Total revenues
Rental income and tenant reimbursements were $40,687,253 for the nine months ended September 30, 2015 compared to $1,932,912 for the nine months ended September 30, 2014. The increase of $38,754,341 was primarily due to owning 24 multifamily properties at September 30, 2015 compared to four multifamily properties at September 30, 2014. Additionally, our total units increased by 6,844 from 1,047 at September 30, 2014 to 7,891 at September 30, 2015. Average monthly rents per unit increased from $809 as of September 30, 2014 to $1,000 as of September 30, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $11,082,156 for the nine months ended September 30, 2015 compared to $498,382 for the nine months ended September 30, 2014. The increase of $10,583,774 was primarily due to operating 24 multifamily properties as of September 30, 2015 compared to four multifamily properties as of September 30, 2014. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,270,842 for the nine months ended September 30, 2015 compared to $304,649 for the nine months ended September 30, 2014. The increase of $4,966,193 was due to the acquisition of 20 multifamily properties since September 30, 2014 and the continuing operation of the properties owned as of September 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $17,335,703 for the nine months ended September 30, 2015 compared to $1,713,203 for the nine months ended September 30, 2014. The increase of $15,622,500 was primarily due to acquisition fees and loan coordination fees of $6,891,098 and $4,704,794, respectively, earned by our advisor in connection with the acquisition and financing of 17 multifamily properties with an aggregate purchase price of $657,945,000 and financing of $470,479,419 during the nine months ended September 30, 2015, compared to acquisition fees and loan coordination fees of $930,405 and $609,700, respectively, earned by our advisor in connection with the acquisition and financing of four multifamily properties with an aggregate purchase price of $87,064,250 and financing of $60,970,000 during the nine months ended September 30, 2014. Additionally, investment management and property management fees increased for the nine months ended September 30, 2015 as a result of the growth of our portfolio from four multifamily properties owned as of September 30, 2014 to 24 multifamily properties owned as of September 30, 2015. We expect fees to affiliates to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $25,562,812 for the nine months ended September 30, 2015 compared to $1,354,372 for the nine months ended September 30, 2014. The increase of $24,208,440 was primarily due to the net increase in depreciable and amortizable assets of $753,928,707 since September 30, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

PART I — FINANCIAL INFORMATION (continued)

Interest expense
Interest expense for the nine months ended September 30, 2015 was $7,938,509 compared to $405,468 for the nine months ended September 30, 2014. The increase of $7,533,041 was primarily due to the net increase in the notes payable balance of $606,440,019 since September 30, 2014 due to financing incurred in connection with the acquisition of 20 multifamily properties since September 30, 2014. Included in interest expense is the amortization of deferred financing costs of $220,287 and $11,520, the unrealized loss on derivative instruments of $2,206,162 and $140,339 and credit facility commitment fees of $11,968 and $0 for the nine months ended September 30, 2015 and 2014. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2015 were $2,018,031 compared to $1,075,227 for the nine months ended September 30, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $942,804 was primarily due to the acquisition of 20 multifamily properties since September 30, 2014 and the continuing operation of the properties owned as of September 30, 2014. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2015 were $4,662,394 compared to $940,535 for the nine months ended September 30, 2014. The increase of $3,721,859 was due primarily to the acquisition of 17 multifamily properties with an aggregate purchase price of $657,945,000 during the nine months ended September 30, 2015, compared to the acquisition of four multifamily properties with an aggregate purchase price of $87,064,250 during the nine months ended September 30, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our ongoing initial public offering and the amount of debt financing available.
Property Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2014. As of September 30, 2015, two properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$1,316,139	$1,204,450	$111,689	9%
Operating expenses	473,605	546,911	(73,306)	(13)%
Net operating income	842,534	657,539	184,995	28%

Non-same-store properties:
Net operating income	10,732,778	286,839	10,445,939

Total net operating income(1)	$11,575,312	$944,378	$10,630,934
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
Same-store net operating income for the three months ended September 30, 2015 was $842,534 compared to $657,539 for the three months ended September 30, 2014. The 28% increase in same-store net operating income was primarily due to a 9% increase in same-store rental revenues and a 13% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2015 were $1,316,139 compared to $1,204,450 for the three months ended September 30, 2014. The 9% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $817 as of September 30, 2014 to $861 as of September 30, 2015, as a result of ordinary monthly rent increases and the completion of value-enhancement projects, partially offset by the decrease in same store occupancy from 95.4% as of September 30, 2014 to 94.4% as of September 30, 2015.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2015 were $473,605 compared to $546,911 for the three months ended September 30, 2014. The decrease in same-store operating expenses was primarily attributable to the decrease in property taxes and insurance.

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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(14,219,859)	$(2,432,975)	$(33,183,194)	$(4,358,924)
Fees to affiliates(1)	6,980,787	884,117	15,794,220	1,628,845
Depreciation and amortization	12,493,027	1,204,076	25,562,812	1,354,372
Interest expense	4,086,542	287,399	7,938,509	405,468
General and administrative expenses	610,641	486,056	2,018,031	1,075,227
Acquisition costs	1,624,174	515,705	4,662,394	940,535
Net operating income	$11,575,312	$944,378	$22,792,772	$1,045,523
____________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Fees to affiliates for the three and nine months ended September 30, 2015 excludes property management fees of $582,945 and $1,182,106 and other fees of $187,995 and $359,377, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2014 excludes property management fees of $50,915 and $58,037 and other fees of $18,634 and $26,321, respectively, that are included in NOI.

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of net loss to MFFO:
Net loss	$(14,219,859)	$(2,432,975)	$(33,183,194)	$(4,358,924)
Depreciation of real estate assets	6,786,834	485,661	13,534,142	540,747
Amortization of lease-related costs	5,706,193	718,415	12,028,670	813,625
FFO	(1,726,832)	(1,228,899)	(7,620,382)	(3,004,552)
Acquisition fees and expenses(1)(2)	6,539,429	1,319,667	16,258,286	2,480,640
Unrealized loss on derivative instruments	1,038,080	57,127	2,206,162	140,339
MFFO	$5,850,677	$147,895	$10,844,066	$(383,573)
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2015 includes acquisition fees of $2,561,266 and $6,891,098 and loan coordination fees of $2,353,989 and $4,704,794 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2015 also includes acquisition expenses of $1,624,174 and $4,662,394 that are recorded in acquisition costs in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2014 includes acquisition fees of $488,962 and $930,405 and loan coordination fees of $315,000 and $609,700 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2014 also includes acquisition expenses of $515,705 and $940,535 that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2015, the fair value of our fixed rate debt was $24,808,919 and the carrying value of our fixed rate debt was $24,808,919. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining

PART I — FINANCIAL INFORMATION (continued)

maturity if the loans were originated at September 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2015, the fair value of our variable rate debt was $616,726,274 and the carrying value of our variable rate debt was $642,601,100. Based on interest rates as of September 30, 2015, if interest rates are 100 basis points higher during the 12 months ending September 30, 2016, interest expense on our variable rate debt would increase by $6,373,259 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2016, interest expense on our variable rate debt would decrease by $1,230,039.
At September 30, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.34% and 2.25%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2015 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2015, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2015 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this quarterly report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended September 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act and we commenced our initial public offering on December 30, 2013. We are offering up to 66,666,667 shares of our common stock to the public in our primary offering at $15.00 per share and up to 7,017,544 shares of our common stock pursuant to our distribution reinvestment plan at $14.25 per share. As of September 30, 2015, we had sold 27,557,178 shares of our common stock in our public offering for gross offering proceeds of $411,236,534, including 458,675 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $6,536,120.
From inception through September 30, 2015, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$38,814,637	Actual	9.59%
Other organization and offering costs	10,680,344	Actual	2.64%
Total expenses	$49,494,981	Actual	12.23%
Total public offering proceeds (excluding DRP proceeds)	$404,700,414	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	12.23%	Actual	12.23%
From the commencement of our initial public offering through September 30, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $361,741,553, including net offering proceeds from our distribution reinvestment plan of $6,536,120. For the period from inception through September 30, 2015, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.23%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2015, we had invested in 24 multifamily properties for a total purchase price of $932,509,250. These property acquisitions were funded from proceeds of our public offering and $613,130,019 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended September 30, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2015	—	6,601	$14.98	(3)
August 2015	—	—	—	(3)
September 2015	5,267	—	—	(3)
	5,267	6,601
____________________

(1)	We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
10.1
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2015)

10.2
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2015)

10.3
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 1, 2015)

10.4
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 1, 2015)

10.5
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 1, 2015)

10.6
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 1, 2015)

10.7
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 11, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 1, 2015)

10.8
Property Management Agreement, made and entered into as of June 11, 2015, by and between Steadfast Management Company, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 1, 2015)

10.9
Construction Management Services Agreement entered into as of June 11, 2015, by and between STAR Bella Terra, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 1, 2015)

10.10
Multifamily Note, effective as of June 11, 2015, by STAR Bella Terra, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 1, 2015)

10.11
Multifamily Loan and Security Agreement, dated as of June 11, 2015, by and between STAR Bella Terra, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 1, 2015)

10.12
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 11, 2015, by STAR Bella Terra, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed July 1, 2015)

10.13
Guaranty of Non-Recourse Obligations, dated as of June 11, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed July 1, 2015)

PART II — OTHER INFORMATION (continued)

10.14
Environmental Indemnity Agreement, dated as of June 11, 2015, by STAR Bella Terra, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed July 1, 2015)

10.15
Assignment of Management Agreement, dated as of June 11, 2015, by and among STAR Bella Terra, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed July 1, 2015)

10.16
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed July 1, 2015)

10.17
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed July 1, 2015)

10.18
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed July 1, 2015)

10.19
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed July 1, 2015)

10.20
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed July 1, 2015)

10.21
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed July 1, 2015)

10.22
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 25, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed July 1, 2015)

10.23
Property Management Agreement, made and entered into as of June 25, 2015, by and between Steadfast Management Company, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed July 1, 2015)

10.24
Construction Management Services Agreement entered into as of June 25, 2015, by and between STAR Hearthstone, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed July 1, 2015)

10.25
Multifamily Note, effective as of June 25, 2015, by STAR Hearthstone, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed July 1, 2015)

10.26
Multifamily Loan and Security Agreement, dated as of June 25, 2015, by and between STAR Hearthstone, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed July 1, 2015)

10.27
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 25, 2015, by STAR Hearthstone LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed July 1, 2015)

10.28
Guaranty of Non-Recourse Obligations, dated as of June 25, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed July 1, 2015)

10.29
Environmental Indemnity Agreement, dated as of June 25, 2015, by STAR Hearthstone, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed July 1, 2015)

10.30
Assignment of Management Agreement, dated as of June 25, 2015, by and among STAR Hearthstone, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed July 1, 2015)

10.31
Contract of Sale, dated as of May 12, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC and First American Title Insurance Company, as title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2015)

10.32
First Amendment to Contract of Sale, dated as of May 26, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 7, 2015)

PART II — OTHER INFORMATION (continued)

10.33
Assignment and Assumption of Contract for Sale, dated as of June 30, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2015)

10.34
Property Management Agreement, made and entered into as of June 30, 2015, by and between Steadfast Management Company, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 7, 2015)

10.35
Construction Management Services Agreement entered into as of June 30, 2015, by and between STAR Brookfield, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 7, 2015)

10.36
Multifamily Note, effective as of June 30, 2015, by STAR Brookfield, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 7, 2015)

10.37
Multifamily Loan and Security Agreement, dated as of June 30, 2015, by and between STAR Brookfield, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 7, 2015)

10.38
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 30, 2015, by STAR Brookfield, LLC for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 7, 2015)

10.39
Guaranty of Non-Recourse Obligations, dated as of June 30, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 7, 2015)

10.40
Assignment of Management Agreement, dated as of June 30, 2015, by and among STAR Brookfield, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 7, 2015)

10.41
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 1, 2015)

10.42
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 1, 2015)

10.43
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 1, 2015)

10.44
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 1, 2015)

10.45
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Delano, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2015)

10.46
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 1, 2015)

10.47
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 1, 2015)

10.48
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 1, 2015)

10.49
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 1, 2015)

10.50
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Meadows, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 1, 2015)

PART II — OTHER INFORMATION (continued)

10.51
Multifamily Revolving Credit Note, effective as of August 26, 2015, by STAR Delano, LLC and STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 1, 2015)

10.52
Credit Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 1, 2015)

10.53
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed September 1, 2015)

10.54
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Delano, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed September 1, 2015)

10.55
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed September 1, 2015)

10.56
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed September 1, 2015)

10.57
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Meadows, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed September 1, 2015)

10.58
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed September 1, 2015)

10.59
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 1, 2015)

10.60
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed September 1, 2015)

10.61
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed September 1, 2015)

10.62
Second Amendment to Purchase and Sale Agreement, effective as of August 6, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed September 1, 2015)

10.63
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed September 1, 2015)

10.64
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed September 1, 2015)

10.65
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Kensington, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed September 1, 2015)

10.66
Multifamily Note, effective as of August 26, 2015, by STAR Kensington, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed September 1, 2015)

10.67
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Kensington, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed September 1, 2015)

10.68
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Kensington, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed September 1, 2015)

PART II — OTHER INFORMATION (continued)

10.69
Guaranty, dated as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed September 1, 2015)

10.70
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Kensington, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed September 1, 2015)

10.71
Purchase and Sale Agreement, dated as of June 29, 2015 by and between Steadfast Asset Holdings, Inc., AP WP Seramont REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 29, 2015)

10.72
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 29, 2015)

10.73
Second Amendment to Purchase and Sale Agreement, effective as of September 4, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 29, 2015)

10.74
Assignment and Assumption of Purchase Agreement, dated as of September 23, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 29, 2015)

10.75
Property Management Agreement, made and entered into as of September 23, 2015, by and between Steadfast Management Company, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 29, 2015)

10.76
Construction Management Services Agreement entered into as of September 23, 2015, by and between STAR Monticello, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 29, 2015)

10.77
Second Allonge and Amendment to Multifamily Revolving Credit Note, effective as of September 23, 2015 by STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC and STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 29, 2015)

10.78
Second Joinder to Credit Agreement and Other Loan Documents, made as of September 23, 2015, by and among STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC, STAR Monticello, LLC, PNC Bank, National Association and Steadfast Apartment REIT, Inc., in its capacity as Guarantor (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 29, 2015)

10.79
Multifamily Loan and Security Agreement, dated as of September 23, 2015, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 29, 2015)

10.80
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of September 23, 2015, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 29, 2015)

10.81
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 1, 2015)

10.82
Assignment of Management Agreement and Subordination of Management Fees, effective as of September 23, 2015, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 29, 2015)

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

Steadfast Apartment REIT, Inc.

Date:	November 12, 2015	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	November 12, 2015	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)