Form 10-K
period 2015-12-31
Steadfast Apartment REIT, Inc.
filed 2016-03-29
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. The registrant conducted an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were sold at $15.00 per share, with discounts available for certain categories of purchasers. The registrant terminated its ongoing initial public offering on March 24, 2016. There were approximately 21,608,758 shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 23, 2016, there were 46,360,954 shares of the Registrant’s common stock issued and outstanding.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 22, 2014;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to effectively deploy the remaining proceeds raised in our initial public offering, which terminated on March 24, 2016;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	Our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2014. We intend to use substantially all of the net proceeds from our ongoing initial public offering, which terminated on March 24, 2016 (as further described below), to continue to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.  Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership formed on August 27, 2013, which we refer to as our “operating partnership.” We are the general partner of our operating partnership and our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, is the sole limited partner of our operating partnership. As of December 31, 2015, we owned 30 multifamily properties comprised of a total of 9,858 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On December 30, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission, or the SEC, to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We also offered up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 23, 2016, we had sold 46,367,824 shares of common stock for gross proceeds of $691,480,433, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. We will continue to offer shares of our common stock pursuant to our distribution reinvestment plan.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. For more information on the determination of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of our estimated value per share , our board of directors has determined to increase the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.46, effective May 1, 2016. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, by and among us, our operating partnership and our advisor.  Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. Steadfast Capital Markets Group, LLC, or the dealer manager, our affiliate, served as the dealer manager for our ongoing public offering. The dealer manager was responsible for marketing our shares of common stock being offered pursuant to our ongoing public offering. The advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, our chairman and chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our company and various Steadfast Companies affiliates.

Objectives and Strategies
Our investment objectives are to:

•	realize capital appreciation in the value of our investments over the long term; and

•	pay attractive and stable cash distributions to stockholders.
We intend to use the remaining net proceeds of our initial public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We expect that a majority of our portfolio will consist of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We are implementing a value-enhancement strategy for a substantial portion of the total apartment homes we acquire. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Although our primary focus will be the acquisition of multifamily properties, we may also selectively acquire debt collateralized by multifamily properties and securities of other companies owning multifamily properties, which we collectively refer to as “real estate-related assets.”
2015 Highlights
During 2015, we:

•
acquired 23 multifamily properties for an aggregate purchase price of $960,595,000, exclusive of closing costs, increasing our property portfolio to 30 multifamily properties with an aggregate purchase price of $1,235,159,250;

•
paid cash distributions of $8,326,089 and distributed $9,278,674 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 6.0% annualized distribution to our stockholders;

•
issued 26,339,088 shares in our initial public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $393,184,769, increasing our cumulative initial public offering to 35,490,127 shares issued, including shares issued pursuant to our distribution reinvestment plan, and gross offering proceeds of $529,572,661;

•	generated net operating income of $38,060,036; and

•
generated modified funds from operations of $17,530,067. For further information on how we calculate modified funds from operations and a reconciliation of modified funds from operations to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.”

Our Real Estate Portfolio
As of December 31, 2015, we owned the 30 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding	Capitalization Rate(2)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	97.2%	$901	5/22/2014	$14,200,000	$9,940,000	6.2%
2	Harrison Place Apartments	Indianapolis, IN	307	94.1%	860	6/30/2014	27,864,250	19,530,000	6.1%
3	Club at Summer Valley	Austin, TX	260	94.6%	886	8/28/2014	21,500,000	15,050,000	6.2%
4	Terrace Cove Apartment Homes	Austin, TX	304	93.8%	870	8/28/2014	23,500,000	16,450,000	6.6%
5	The Residences on McGinnis Ferry	Suwanee, GA	696	93.8%	1,128	10/16/2014	98,500,000	73,660,600	5.8%
6	The 1800 at Barrett Lakes	Kennesaw, GA	500	96.0%	873	11/20/2014	49,000,000	34,300,000	6.4%
7	The Oasis	Colorado Springs, CO	252	93.7%	1,102	12/19/2014	40,000,000	28,000,000	6.2%
8	Columns on Wetherington	Florence, KY	192	91.7%	1,014	2/26/2015	25,000,000	17,500,000	6.0%
9	Preston Hills at Mill Creek	Buford, GA	464	92.7%	955	3/10/2015	51,000,000	35,700,000	5.8%
10	Eagle Lake Landing Apartments	Speedway, IN	277	91.7%	809	3/27/2015	19,200,000	13,440,000	7.9%
11	Reveal on Cumberland	Fishers, IN	220	88.6%	846	3/30/2015	29,500,000	22,125,000	5.8%
12	Randall Highlands Apartments	North Aurora, IL	146	97.3%	1,688	3/31/2015	32,115,000	22,480,500	5.7%
13	Heritage Place Apartments	Franklin, TN	105	93.3%	942	4/27/2015	9,650,000	7,200,000	5.7%
14	Rosemont at East Cobb	Marietta, GA	180	91.1%	811	5/21/2015	16,450,000	11,515,000	5.7%
15	Ridge Crossings Apartments	Hoover, AL	720	95.1%	893	5/28/2015	72,000,000	50,400,000	6.0%
16	Bella Terra at City Center	Aurora, CO	304	93.1%	943	6/11/2015	37,600,000	26,320,000	5.7%
17	Hearthstone at City Center	Aurora, CO	360	93.9%	1,053	6/25/2015	53,400,000	37,380,000	5.8%
18	Arbors at Brookfield	Mauldin, SC	702	92.0%	786	6/30/2015	66,800,000	45,300,000	5.5%
19	Carrington Park	Kansas City, MO	298	95.3%	989	8/19/2015	39,480,000	29,610,000	5.7%
20	Delano at North Richland Hills	North Richland Hills, TX	263	94.3%	1,292	8/26/2015	38,500,000	28,875,000	5.6%
21	Meadows at North Richland Hills	North Richland Hills, TX	252	94.0%	1,217	8/26/2015	32,600,000	24,450,000	5.6%
22	Kensington by the Vineyard	Euless, TX	259	93.1%	1,389	8/26/2015	46,200,000	34,225,000	5.7%
23	Monticello by the Vineyard	Euless, TX	354	92.9%	1,227	9/23/2015	52,200,000	39,150,000	5.4%
24	The Shores	Oklahoma City, OK	300	91.0%	1,018	9/29/2015	36,250,000	24,746,663	6.4%
25	Lakeside at Coppell	Coppelle, TX	315	96.2%	1,667	10/7/2015	60,500,000	45,375,000	5.9%
26	Meadows at River Run	Bolingbrook, IL	374	90.1%	1,292	10/30/2015	58,500,000	43,600,000	6.0%
27	PeakView at T-Bone Ranch	Greeley, CO	224	92.4%	1,226	12/11/2015	40,300,000	28,210,000	5.7%
28	Park Valley Apartments	Smyrna, GA	496	95.2%	868	12/11/2015	51,400,000	38,550,000	5.8%
29	PeakView by Horseshoe Lake	Loveland, CO	222	90.5%	1,337	12/18/2015	44,200,000	33,150,000	5.8%
30	Stoneridge Farms	Smyrna, TN	336	97.3%	1,024	12/30/2015	47,750,000	—	5.7%
			9,858	93.6%(3)	$1,037		$1,235,159,250	$856,232,763

________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(2)
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

(3)	At December 31, 2015, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that careful use of borrowings helps us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of our net assets which generally approximates to 75% of the aggregate cost of our assets. We may borrow in excess of this amount if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with a justification for such excess. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2015, our borrowings were not in excess of 300% of the value of our net assets.
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
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy (caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, or Steadfast Apartment REIT III, Inc., or Steadfast Apartment REIT III, non-traded real estate investment trusts with similar investment objectives as us that are sponsored by our sponsor. Steadfast Income REIT terminated its initial public offering on December 20, 2013. However, Steadfast Income REIT may reinvest any proceeds from a sale of assets or engage in future public offerings to raise capital to acquire additional multifamily properties. Steadfast Apartment REIT III has a similar investment strategy as us, however, we expect any competition with Steadfast Apartment REIT III for property acquisitions to be limited in the short-run as Steadfast Apartment REIT III has just commenced its initial public offering. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.
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
From inception through December 31, 2015, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2015, we incurred a net loss of $62,621,223. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $19,219,938 in total distributions we paid during the period from our inception through December 31, 2015, including shares issued pursuant to our distribution reinvestment plan, all such amounts were funded from offering proceeds. Until we make substantial investments, we may continue to fund distributions from the net proceeds from this offering or sources other than cash flow from operations. We have not established a limit on the amount of offering proceeds, or other sources other than cash flow from operations, which we may use to fund distributions.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. The failure to achieve a sustained economic recovery or a renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition could suffer.
We pay substantial fees and expenses to our advisor and its affiliates, including the dealer manager, for our initial public offering. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
A portion of the offering price from the sale of our shares in our initial public offering is used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, the full offering price paid by stockholders will not be invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2015, of our $1,235,159,250 of real estate assets, 21.6% was located in the Atlanta, Georgia metropolitan area and 18.6% was located in the Dallas/Fort Worth, Texas metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue, and hence net operating income.
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
As a result of increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA, the SEC and the States have monitored non-listed REITs with greater scrutiny. If we become the subject of such greater scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees of our affiliates. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees of our affiliates, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Our board of directors determined an estimated value per share of $14.46 for our shares of common stock as of December 31, 2015. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2015. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or ERISA with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2015), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2015, see Item 5.,“Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold your shares for an indefinite period of time.
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
Delays in selecting, acquiring and developing multifamily properties could adversely affect investor returns. Because we conducted our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets depends, in part, on the amount of proceeds we have received at a given time through our offering stage. If we do not have access sufficient capital, we may be unable to identify suitable investments.
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
The net proceeds of our initial public offering will be used for investments in properties and for payment of operating expenses, various fees and other expenses. During the initial stages of our public offering, we did not have sufficient funds from operations to cover our expenses or to fund improvements to our real estate. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our multifamily properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
We report modified funds from operations, or MFFO, a non-GAAP financial measure.
We report modified funds from operations, or MFFO, a non-GAAP financial measure, which we believe to be an appropriate supplemental measure to reflect our operating performance.
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
We may compete with Steadfast Income REIT, Steadfast Apartment REIT III and other affiliates of our sponsor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
We may compete for investment opportunities with Steadfast Income REIT or Steadfast Apartment REIT III, public, non-listed REITs sponsored by our sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT may engage in future public offerings for its shares, including, but not limited to, its current public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT is no longer publicly offering its shares of common stock, Steadfast Income REIT may reinvest any proceeds from a sale of assets or raise additional funds available for investment. Steadfast Apartment REIT III has a similar investment strategy as us, however, we expect any competition with Steadfast Apartment REIT III for property acquisitions to be limited as Steadfast Apartment REIT III has just commenced its capital raise. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT III and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we do.
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Income REIT and Steadfast Apartment REIT III. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, our advisor’s ability to locate and acquire investments that meet our investment objectives and the size of our real estate portfolio. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
The fees we pay to affiliates in connection with our public offering and in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor, our property managers, the dealer manager and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.
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
Our property portfolio is comprised solely of multifamily properties. As a result, we will be subject to risks inherent in investments in a single type of property. Because our investments are in the apartment sector, the potential effects on our revenues, and as a result, our cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment sector could be more pronounced than if we had more fully diversified our investments. If our investments are concentrated in a particular state or geographic region, and such state or geographic region experiences economic difficulty disproportionate to the nation as a whole, then the potential effects on our revenues, and as a result, our cash available for distribution to our stockholders, could be more pronounced than if we had more fully diversified our investments geographically.
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
We have implemented a value-enhancement strategy for a substantial portion of the total apartment homes we acquire. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
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
Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
We attempt to adequately insure all of our multifamily properties against casualty losses. The nature of the activities at certain properties we may acquire, may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, tornadoes, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
Risks Associated With Debt Financing
We incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.
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
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. For our 2016 taxable year and 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Not more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.”
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
A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. However, qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
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
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.                                                PROPERTIES
As of December 31, 2015, we owned 30 multifamily properties consisting of an aggregate of 9,858 apartment homes. The total purchase price of our real estate portfolio as of December 31, 2015 was $1,235,159,250, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2016, we had approximately 46,360,954 shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In January 2016, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that are participating in our public offering in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority, or FINRA, Rule 5110. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee to oversee the process of determining our estimated value per share. The valuation committee is comprised solely of independent directors. We engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2015.
From CBRE Cap’s engagement through the issuance of its valuation report on March 24, 2016, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock as of December 31, 2015 upon appraisals of all our real properties separately commissioned by CBRE Cap and performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $13.44 and $15.50 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended to the board of directors that it adopt $14.46 as the estimated value per share of our common stock as of December 31, 2015. On March 24, 2016, our board of directors accepted the valuation committee’s recommendation and approved $14.46 as the estimated value per share of our common stock as of December 31, 2015. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2015.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•
reviewed appraisals performed by Member of Appraisal Institute, or MAI, appraisers with CBRE’s valuation and advisory services group and commissioned by CBRE Cap that contained analysis on each of our multifamily properties and performed analyses for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and information from online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable; and

•
reviewed specific sections of our reports filed with the SEC, including this section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the audited financial statements contained herein, and our Quarterly Report on Form 10-Q for the period ended September 30, 2015, and the unaudited financial statements therein.

The appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all MAI appraisals. The appraisals were prepared by CBRE’s valuation and advisory services group, and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals, and described the results of the appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
Our valuation committee and board of directors considered the valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. The “terminal capitalization rate” method was used to calculate terminal values of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	6.03% - 6.34%	6.19%
Discount rate	7.37% - 7.75%	7.56%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and thus, our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity, in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.55	$(0.52)
Discount rate	$0.52	$(0.51)
In its valuation report, CBRE Cap included an estimate of the December 31, 2015 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to the GAAP fair values disclosed in this Annual Report on Form 10-K for the year ended December 31, 2015, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation since the value of those balances was already considered in the appraisals.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $0.

Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the valuation committee and board of directors determined the estimated value of our equity interest in our real estate portfolio to be in the range of $1,278,739,833 to $1,353,297,556 and our net asset value to range between $477,181,478 and $550,148,078, or between $13.44 and $15.50 per share, based on a share count of 35,504,854 shares issued and outstanding as of December 31, 2015.
As with any valuation methodology, the methodologies considered by the valuation committee and board of directors in reaching an estimate of the value of our shares are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2015.

	Estimated Value as of December 31, 2015	Estimated Value Per Share as of December 31, 2015
Real estate properties	$1,314,950,000	$37.04
Cash	31,386,377	0.88
Other assets	20,223,062	0.57
Mortgage debt	(827,207,564)	(23.30)
Other liabilities	(25,960,229)	(0.73)
Incentive fee	—	—
Estimated value per share	$513,391,646	$14.46
The estimated value of our real estate properties was $1,314,950,000 as of December 31, 2015, while the total cost of the real estate properties was $1,254,873,399, comprised of the aggregate contractual purchase price of $1,235,159,250 and capital expenditures subsequent to acquisition of $19,714,149.
The following table summarizes the total cost and estimated value of our real estate properties based on the length of our ownership of the real estate properties as of December 31, 2015.

	Total Cost	Estimated Value	% Increase
Properties owned > 1 year	$285,664,907	$309,500,000	8.3%
Properties owned < 1 year	969,208,492	1,005,450,000	3.7%
	$1,254,873,399	$1,314,950,000	4.8%
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued March 24, 2016, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2015, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us or our advisor for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting our and our advisor’s best currently available estimates and judgments, and relied upon us and our advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	another independent third party appraiser or third party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•
the methodology used to estimate our value per share would be acceptable to FINRA or under the Employee Retirement Income Security Act of 1974 (the “ERISA”) for compliance with its reporting requirements.

The December 31, 2015 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on March 24, 2016. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2016, in accordance with the IPA valuation guidelines.
The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE Cap commissioned CBRE to deliver appraisal reports relating to our real estate properties and CBRE received fees upon delivery of such reports. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2015 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past two years, certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
In the ordinary course of their business, each of CBRE Cap and CBRE, and their respective affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

Distribution Information
To qualify and maintain our qualification as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2015. Distributions declared for all record dates of a given month are paid approximately three days after month-end. Distributions are currently calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
There were no distributions declared or paid during 2013. Distributions declared during the years ended December 31, 2015 and 2014 aggregated by quarter, are as follows:

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$2,709,299	$4,244,754	$5,586,074	$7,019,501	$19,559,628
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$—	$158,272	$642,532	$1,423,275	$2,224,079
Total Per Share Distribution	$—	$0.209	$0.227	$0.227	$0.663
Annualized Rate Based on Purchase Price	—%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day, beginning on April 7, 2014.
The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Ordinary income	2.6%	—%
Return of capital	97.4%	100%
Total	100%	100%
Generally, our policy will be to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our initial public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced. As of December 31, 2015, all distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from offering proceeds.

Pursuant to our distribution reinvestment plan, stockholders may elect to have the cash distributions reinvested in shares of our common stock at a price of $14.25 per share. On March 24, 2016, our board of directors determined a new share price of $14.46 for purposes of our distribution reinvestment plan, effective as of May 1, 2016. Distributions that accrue during the month of April 2016, which will be paid in May 2016, will be reinvested at $14.25 per share on the May distribution payment date pursuant to our distribution reinvestment plan. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On February 27, 2014, we granted 3,333 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with our raising $2,000,000 in our public offering. On both August 7, 2014 and August 13, 2015, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act on December 30, 2013, at which time we commenced our initial public offering. As of December 31, 2015, we had sold 35,490,127 shares of our common stock in our public offering for gross offering proceeds of $529,572,661, including 699,813 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $9,972,314. We terminated our initial public offering on March 24, 2016.
As of December 31, 2015, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$49,859,261	Actual
Other organization and offering costs	13,195,464	Actual
Total expenses	$63,054,725	Actual
Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$519,600,347	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	12.14%	Actual
From the commencement of our initial public offering through December 31, 2015, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $466,517,936, including net offering proceeds from our distribution reinvestment plan of $9,972,314. For the year ended December 31, 2015, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 12.14%.
We intend to use substantially all of the net proceeds from our public offering to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2015, we had invested in 30 multifamily properties for a total purchase price of $1,235,159,250. These property acquisitions were funded from proceeds of our public offering and $802,015,019 in secured financings.
Share Repurchase Plan
Our share repurchase plan may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations. No shares can be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares; provided, however, that this holding period shall not apply to repurchases requested within two years after the death or disability of a stockholder.
Prior to the date we published an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase plan was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
As of March 29, 2016, the date we first published an estimated value per share of our common stock, the purchase price for shares repurchased under our share repurchase plan is as as follows:

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

(4)
Our board of directors determines an estimated value per share of our common stock based on valuations by independent third-party appraisers or qualified valuation experts. Pursuant to current rules and regulations, we established an estimated value per share of $14.46 as of December 31, 2015. For additional information on our estimated value per share, see “— Estimated Value Per Share” above.

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

We are not obligated to repurchase shares of our common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock.
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
During the year ended December 31, 2015, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase program as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	—	2,239	$14.98	(2)
February 2015	—	—	—	(2)
March 2015	4,660	—	—	(2)
April 2015	4,293	4,661	15.00	(2)
May 2015	—	—	—	(2)
June 2015	2,283	—	—	(2)
July 2015	—	6,601	14.98	(2)
August 2015	—	—	—	(2)
September 2015	5,267	—	—	(2)
October 2015	13,560	5,267	14.57	(2)
November 2015	5,881	—	—	(2)
December 2015	2,158	—	—	(2)
	38,102	18,768
________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. As of December 31, 2015, we had $291,881, representing 21,599 shares, of outstanding and unfulfilled redemption requests, all of which were fulfilled on January 29, 2016.

(2)
The number of shares that may be redeemed pursuant to the share repurchase plan during any calendar year is limited to (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors.

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and may raise additional capital, make future acquisitions and increase our borrowings, which would have a significant impact on our future results of operations. During the period from August 22, 2013 (inception) to May 22, 2014, we were formed and commenced our initial public offering but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period.

	As of December 31,
	2015	2014
Balance sheet data
Total real estate, net	$1,207,028,126	$269,987,629
Total assets	1,264,158,932	306,470,497
Notes payable	856,232,763	196,930,600
Total liabilities	882,192,991	202,426,021
Redeemable common stock	9,401,360	660,089
Total stockholders’ equity	372,564,581	103,384,387

	For the Year Ended December 31,		For the Period from August 22, 2013 (Inception) to December 31, 2013
	2015	2014
Operating data
Total revenues	$68,449,753	$7,255,266	$—
Net loss	(50,694,124)	(11,840,455)	(86,644)
Net loss attributable to common stockholders	(50,694,124)	(11,840,455)	(86,644)
Loss per common share - basic and diluted	(2.33)	(4.74)	(7.06)
Other data
Cash flows used in operating activities	(3,258,965)	(3,918,648)	—
Cash flows used in investing activities	(910,962,748)	(277,793,918)	—
Cash flows provided by financing activities	917,012,264	310,104,892	203,500
Distributions declared	19,559,628	2,224,079	—
Distributions declared per common share(1)	0.900	0.663	—
Weighted-average number of common shares outstanding, basic and diluted	21,753,832	2,495,771	12,273
FFO(2)	(8,255,364)	(6,523,945)	—
MFFO(2)	17,530,067	1,013,255	—
_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the years ended December 31, 2015 and 2014 assumes each share was issued and outstanding each day from April 7, 2014 through December 31, 2015. Distributions declared are calculated at a rate of $0.002466 per share of common stock per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of funds from operations, or FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use substantially all of the net proceeds from our ongoing initial public offering, which was terminated on March 24, 2016 (as further described below), to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We also offered up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 23, 2016, we had sold 46,367,824 shares of common stock for gross proceeds of $691,480,433, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. We will continue to offer shares of our common stock pursuant to our distribution reinvestment plan.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. For more information on the determination of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors increased the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.46, effective May 1, 2016. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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

Market Outlook
The recession from 2007 to 2009 in the United States impacted the real estate and credit markets, primarily in the form of escalating default rates on mortgages, declining home values and increasing inventory of properties nationwide. The constraints on available credit resulted in illiquidity and volatility in the markets for corporate bonds, asset-backed securities and commercial real estate bonds and loans. During the downturn, economic conditions negatively impacted the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States is currently improving; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe that as the economic environment improves, we will have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing to live in a variety of rental housing. Our plan is to provide rental housing for these multi-generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000. We believe this creates a huge pent up demand for multifamily housing. Our policy is to provide rental housing to a nation that is multi-generational with a preference for the convenience and cost benefit of rental housing as they age.
Our Real Estate Portfolio
As of December 31, 2015, we owned the 30 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,940,000	97.2%	97.7%	$901	$826
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,530,000	94.1%	93.2%	860	790
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	15,050,000	94.6%	92.7%	886	807
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,450,000	93.8%	94.1%	870	793
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,660,600	93.8%	94.1%	1,128	1,080
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,300,000	96.0%	93.8%	873	819
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	28,000,000	93.7%	95.6%	1,102	1,075
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,500,000	91.7%	—%	1,014	—
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,700,000	92.7%	—%	955	—
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,440,000	91.7%	—%	809	—
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,125,000	88.6%	—%	846	—
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,480,500	97.3%	—%	1,688	—
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,200,000	93.3%	—%	942	—
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,515,000	91.1%	—%	811	—
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,400,000	95.1%	—%	893	—

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	$37,600,000	$26,320,000	93.1%	—%	$943	$—
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,380,000	93.9%	—%	1,053	—
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,300,000	92.0%	—%	786	—
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,610,000	95.3%	—%	989	—
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,875,000	94.3%	—%	1,292	—
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,450,000	94.0%	—%	1,217	—
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,225,000	93.1%	—%	1,389	—
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,150,000	92.9%	—%	1,227	—
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,746,663	91.0%	—%	1,018	—
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,375,000	96.2%	—%	1,667	—
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,600,000	90.1%	—%	1,292	—
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,210,000	92.4%	—%	1,226	—
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,550,000	95.2%	—%	868	—
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,150,000	90.5%	—%	1,337	—
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	97.3%	—%	1,024	—
				9,858	$1,235,159,250	$856,232,763	93.6%	94.2%	$1,037	$884
________________

(1)	At December 31, 2015, our portfolio was approximately 95.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.
During 2015, we acquired 23 properties for an aggregate purchase price of $960,595,000, exclusive of closing costs.
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
Liquidity and Capital Resources
If we raise substantially less funds in our initial public offering than the maximum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and our results of operations will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed operating expenses, including certain expenses as a public REIT, regardless of the amount of funds we raise in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. We expect to temporarily borrow in excess of our long-term targeted debt level during our offering stage in order to facilitate investments in the early stages of our operations. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments included payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we expect to make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $31,386,377 as of December 31, 2015;

•	proceeds from our initial public offering;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	cash flow from operations;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On August 26, 2015, we entered into a revolving credit facility with PNC Bank, National Association which provides for advances to purchase properties or refinance existing properties from time to time in an amount not to exceed $200,000,000 during 2015 (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased up to $350,000,000 at anytime during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the property for which such advances are used. As of December 31, 2015, $186,300,000 was outstanding on our revolving line of credit. Monthly interest payments on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes, and are due and payable on the first date of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. We continue to evaluate possible sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of December 31, 2015, we owned 30 multifamily properties. During the year ended December 31, 2015, net cash used in operating activities was $3,258,965 compared to net cash used in operating activities of $3,918,648 for the year ended December 31, 2014. The decrease in net cash used in operating activities is primarily due to changes in net loss, restricted cash and accounts payable and accrued liabilities and an increase in depreciation and amortization expense associated with the 23 additional multifamily properties acquired in 2015 as well as the seven multifamily properties acquired in 2014 that were owned for a full year. We expect to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.

Cash Flows Used in Investing Activities
Our cash used in investing activities varies based on how quickly we raised funds in our ongoing initial public offering and how quickly we invest those funds towards acquisitions of real estate and real-estate related investments. During the year ended December 31, 2015, net cash used in investing activities was $910,962,748 compared to $277,793,918 during the year ended December 31, 2014. The increase in net cash used in investing activities was primarily the result of our acquisition of 23 multifamily properties during the year ended December 31, 2015 compared to seven acquisitions of multifamily properties during the year ended December 31, 2014. Net cash used in investing activities during the year ended December 31, 2015 consisted of the following:

•	$865,489,381 of cash used related to the acquisition of 23 multifamily properties;

•	$16,112,523 of cash used for improvements to real estate investments;

•	$26,196,700 of cash used for deposits for potential real estate investments;

•	$609,318 of cash used in restricted cash accounts related to replacement reserves; and

•	$2,554,826 of cash used to purchase interest rate cap agreements.
Cash Flows from Financing Activities
During the year ended December 31, 2015, net cash provided by financing activities was $917,012,264 compared to $310,104,892 during the year ended December 31, 2014. The increase in net cash provided by financing activities is due primarily to increased net proceeds from our initial public offering and the issuance of notes payable, partially offset by increased distributions paid to our stockholders. Net cash provided by financing activities during the year ended December 31, 2015 consisted of the following:

•
$339,331,461 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $37,069,634 and (2) the reimbursement of other offering costs to affiliates in the amount of $6,165,543;

•	$399,985,959 of proceeds from the issuance of mortgage notes payable, net of deferred financing costs in the amount of $4,607,285 and principal payments of $62,256;

•	$186,300,000 provided by advances from our revolving credit facility;

•	$279,067 of cash paid for the redemption of common stock; and

•	$8,326,089 of net cash distributions, after giving effect to distributions reinvested by stockholders of $9,278,674.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal its cost (before deducting depreciation and amortization) until such property is valued by an independent third party appraiser or qualified independent valuation expert. In order to facilitate investments in the early stages of our operations, we expect to temporarily borrow in excess of our long-term targeted debt level. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. We do not intend to exceed our charter’s leverage limit except in the early stages of our operations when the costs of our investments are most likely to substantially exceed our net offering proceeds. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2015, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager through the termination of our public offering. During our organization and offering stage, these payments include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds of our initial public offering. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2015, we had indebtedness totaling an aggregate principal amount of $856,232,763. The following is a summary of our contractual obligations as of December 31, 2015

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$199,778,744	$23,270,578	$46,398,973	$44,522,244	$85,586,949
Principal payments on outstanding debt obligations	856,232,763	277,705	2,854,485	200,649,943	652,450,630
Total	$1,056,011,507	$23,548,283	$49,253,458	$245,172,187	$738,037,579
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2015. We incurred interest expense of $13,275,604 during the year ended December 31, 2015, including amortization of deferred financing costs totaling $419,743 and net unrealized losses from the change in fair value of interest rate cap agreements of $2,554,041.

Results of Operations
Overview
During the period from August 22, 2013 (inception) to May 21, 2014, we had been formed and had commenced our initial public offering but had not yet commenced real estate operations as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Villages at Spring Hill Apartments. As of December 31, 2015, we owned 30 multifamily properties compared to only seven multifamily properties at December 31, 2014. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the years ended December 31, 2015 and 2014 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering received to date and may continue to raise additional capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	Change $	Change %
Total revenues	$68,449,753	$7,255,266	$61,194,487	843%
Operating, maintenance and management	(18,480,708)	(1,793,769)	(16,686,939)	930%
Real estate taxes and insurance	(9,337,432)	(1,011,078)	(8,326,354)	824%
Fees to affiliates	(26,301,919)	(5,678,614)	(20,623,305)	363%
Depreciation and amortization	(42,438,760)	(5,316,510)	(37,122,250)	698%
Interest expense	(13,275,604)	(1,589,848)	(11,685,756)	735%
General and administrative expenses	(2,739,688)	(1,670,171)	(1,069,517)	64%
Acquisition costs	(6,569,766)	(2,035,731)	(4,534,035)	223%
Net loss	$(50,694,124)	$(11,840,455)	$(38,853,669)	328%

NOI(1)	$38,060,036	$4,168,087	$33,891,949	813%
FFO(2)	$(8,255,364)	$(6,523,945)	$(1,731,419)	(27)%
MFFO(2)	$17,530,067	$1,013,255	$16,516,812	1,630%
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

Net loss
For the year ended December 31, 2015, we had a net loss of $50,694,124 compared to $11,840,455 for the year ended December 31, 2014. The increase in net loss of $38,853,669 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $16,686,939, the increase in real estate taxes and insurance of

$8,326,354, the increase in fees to affiliates of $20,623,305, the increase in depreciation and amortization expense of $37,122,250, the increase in interest expense of $11,685,756, the increase in general and administrative expenses of $1,069,517 and the increase in acquisition costs of $4,534,035, partially offset by the increase in total revenues of $61,194,487. The increase in these expenses was due primarily to the increase in our property portfolio from seven multifamily properties at December 31, 2014 to 30 multifamily properties at December 31, 2015.
Total revenues
Total revenues were $68,449,753 for the year ended December 31, 2015 compared to $7,255,266 for the year ended December 31, 2014. The increase of $61,194,487 was primarily due to operating 30 multifamily properties at December 31, 2015 compared to seven multifamily properties at December 31, 2014. Additionally, our total units increased by 7,363 from 2,495 at December 31, 2014 to 9,858 at December 31, 2015. Average monthly rents per unit increased from $884 as of December 31, 2014 to $1,037 as of December 31, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $18,480,708 for the year ended December 31, 2015 compared to $1,793,769 for the year ended December 31, 2014. The increase of $16,686,939 was primarily due to operating 30 multifamily properties as of December 31, 2015 compared to seven multifamily properties as of December 31, 2014. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $9,337,432 for the year ended December 31, 2015 compared to $1,011,078 for the year ended December 31, 2014. The increase of $8,326,354 was due to the acquisition of 23 multifamily properties since December 31, 2014 and the continuing operation of the properties owned as of December 31, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $26,301,919 for the year ended December 31, 2015 compared to $5,678,614 for the year ended December 31, 2014. The increase of $20,623,305 was primarily due to acquisition fees and loan coordination fees of $10,067,980 and $6,593,644, respectively, earned by our advisor in connection with the acquisition of 23 multifamily properties with an aggregate purchase price of $960,595,000 and financing of 22 multifamily properties in the aggregate amount of $659,364,419 during the year ended December 31, 2015, compared to acquisition fees and loan coordination fees of $2,954,149 and $1,969,306, respectively, earned by our advisor in connection with the acquisition and financing of seven multifamily properties with an aggregate purchase price of $274,564,250 and financing of $196,930,600 during the year ended December 31, 2014. Additionally, investment management and property management fees increased for the year ended December 31, 2015 as a result of the growth of our portfolio from seven multifamily properties owned as of December 31, 2014 to 30 multifamily properties owned as of December 31, 2015. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of our offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and a full year of operations for the 23 multifamily properties acquired during the year ended December 31, 2015.
Depreciation and amortization
Depreciation and amortization expenses were $42,438,760 for the year ended December 31, 2015 compared to $5,316,510 for the year ended December 31, 2014. The increase of $37,122,250 was primarily due to the net increase in depreciable and amortizable assets of $867,876,870 since December 31, 2014. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.
Interest expense
Interest expense for the year ended December 31, 2015 was $13,275,604 compared to $1,589,848 for the year ended December 31, 2014. The increase of $11,685,756 was primarily due to the net increase in the notes payable balance of $659,302,163 since December 31, 2014 due to financing incurred in connection with the acquisition of 22 multifamily properties since December 31, 2014. Included in interest expense is the amortization of deferred financing costs of $419,743 and $39,245, the unrealized loss on derivative instruments of $2,554,041 and $578,014 and credit facility commitment fees of

$30,254 and $0 for the years ended December 31, 2015 and 2014, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our initial public offering, the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2015 were $2,739,688 compared to $1,670,171 for the year ended December 31, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,069,517 was primarily due to the acquisition of 23 multifamily properties since December 31, 2014 and the continuing operation of the properties owned as of December 31, 2014. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the year ended December 31, 2015 were $6,569,766 compared to $2,035,731 for the year ended December 31, 2014. The increase of $4,534,035 was due primarily to the acquisition of 23 multifamily properties with an aggregate purchase price of $960,595,000 during the year ended December 31, 2015, compared to the acquisition of seven multifamily properties with an aggregate purchase price of $274,564,250 during the year ended December 31, 2014. Acquisition costs in future periods will vary based on the number of acquisitions we make during the period, which will depend on the amount of proceeds raised in our initial public offering and the amount of debt financing available.
Property Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014
For purposes of evaluating comparative operating performance for the fourth quarter, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at October 1, 2014. A “non-same-store” property is a property that was acquired, placed into service or disposed of after October 1, 2014. As of December 31, 2015, four properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended December 31, 2015 and 2014:

	For the Three Months Ended December 31,
	2015	2014	Change $	Change %
Same-store properties:
Revenues	$2,903,127	$2,627,521	$275,606	10%
Operating expenses	1,392,224	1,169,782	222,442	19%
Net operating income	1,510,903	1,457,739	53,164	4%

Non-same-store properties:
Net operating income	13,756,361	1,661,216	12,095,145

Total net operating income(1)	$15,267,264	$3,118,955	$12,148,309
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended December 31, 2015 was $1,510,903 compared to $1,457,739 for the three months ended December 31, 2014. The 4% increase in same-store net operating income was a result of a 10% increase in same-store rental revenues and a 19% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended December 31, 2015 were $2,903,127 compared to $2,627,521 for the three months ended December 31, 2014. The 10% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $801 as of December 31, 2014 to $876 as of December 31, 2015, as a result of ordinary monthly rent increases and the completion of value-enhancement projects, in addition to the increase in same-store occupancy from 94.1% as of December 31, 2014 to 94.7% as of December 31, 2015.
Operating Expenses
Same-store operating expenses for the three months ended December 31, 2015 were $1,392,224 compared to $1,169,782 for the three months ended December 31, 2014. The increase in same-store operating expenses was primarily attributable to floods in Austin, Texas, which caused an increase in repairs, maintenance and utility costs at Terrace Cove Apartment Homes for the three months ended December 31, 2015.
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

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
Net loss	$(17,510,929)	$(7,481,532)	$(50,694,124)	$(11,840,455)
Fees to affiliates (1)	7,936,122	3,767,438	23,730,342	5,396,282
Depreciation and amortization	16,875,948	3,962,138	42,438,760	5,316,510
Interest expense	5,337,095	1,184,379	13,275,604	1,589,848
General and administrative expenses	721,656	591,336	2,739,688	1,670,171
Acquisition costs	1,907,372	1,095,196	6,569,766	2,035,731
Net operating income	$15,267,264	$3,118,955	$38,060,036	$4,168,087
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2015 excludes property management fees of $805,411 and $1,987,517 and other fees of $224,683 and $584,060, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2014 excludes property management fees of $148,515 and $206,553 and other fees of $49,458 and $75,779, respectively, that are included in NOI.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
Reconciliation of net loss to MFFO:
Net loss	$(50,694,124)	$(11,840,455)
Depreciation of real estate assets	23,291,955	2,206,072
Amortization of lease-related costs	19,146,805	3,110,438
FFO	(8,255,364)	(6,523,945)
Acquisition fees and expenses (1)(2)	23,231,390	6,959,186
Unrealized loss on derivative instruments	2,554,041	578,014
MFFO	$17,530,067	$1,013,255

FFO per share - basic and diluted	$(0.38)	$(2.61)
MFFO per share - basic and diluted	0.81	0.41
Loss per common share - basic and diluted	(2.33)	(4.74)
Weighted average number of common shares outstanding, basic and diluted	21,753,832	2,495,771
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

(2)
Acquisition fees and expenses for the years ended December 31, 2015 and 2014 include acquisition fees of $10,067,980 and $2,954,149 and loan coordination fees of $6,593,644 and $1,969,306, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the years ended December 31, 2015 and 2014 also include acquisition expenses of $6,569,766 and $2,035,731, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Inflation
Substantially all of our multifamily property leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effects of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
With respect to other commercial properties, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of December 31, 2015, we had not entered into any leases as a lessee.

REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
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
The distributions declared and paid for the last five fiscal quarters ended December 31, 2015, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash (Used In) Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds
Fourth Quarter 2014	$1,423,275	$0.227	$592,941	$493,084	$1,086,025	$—	$1,086,025	$(2,188,785)
First Quarter 2015	2,709,299	0.222	1,113,641	1,096,309	2,209,950	—	2,209,950	(1,539,065)
Second Quarter 2015	4,244,754	0.224	1,807,842	2,001,634	3,809,476	—	3,809,476	(1,340,411)
Third Quarter 2015	5,586,074	0.227	2,420,013	2,744,538	5,164,551	—	5,164,551	(2,745,332)
Fourth Quarter 2015	7,019,501	0.227	2,984,593	3,436,193	6,420,786	2,365,843	4,054,943	2,365,843
	$20,982,903	$1.127	$8,919,030	$9,771,758	$18,690,788	$2,365,843	$16,324,945	$(5,447,750)
____________________

(1)	Distributions are based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2015, we paid aggregate distributions of $17,604,763, including $8,326,089 of distributions paid in cash and 651,135 shares of our common stock issued pursuant to our distribution reinvestment plan for $9,278,674. For the year ended December 31, 2015, our net loss was $50,694,124. We had negative funds from operations, or FFO, of $8,255,364 and net cash used in operations of $3,258,965. For the year ended December 31, 2015, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from our public offering. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

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
Impairment of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
We periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents.
Revenue Recognition
We lease apartment units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
When available, we utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a non-binding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument we own to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and we establish a fair value by assigning weights to the various valuation sources.
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
In addition, to the extent we do not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we may also reimburse costs of training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the Financial Industry Regulatory Authority, Inc.
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from gross offering proceeds.

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015 and 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015 and 2014. As of December 31, 2015, returns for calendar years 2014 and 2013 remain subject to examination by major tax jurisdictions.
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-US persons on gains from sales of US real property interests, or USRPIs.

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
Subsequent Events
Status of Our Offering
We terminated our initial public offering on March 24, 2016. As of March 23, 2016, we had sold 46,367,824 shares of common stock in our initial public offering for gross proceeds of $691,480,433, including 1,011,561 shares of common stock issued pursuant to the distribution reinvestment plan for gross offering proceeds of $14,414,752.
Distributions Paid
On January 4, 2016, we paid distributions of $2,563,769, which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015 and consisted of cash distributions paid in the amount of $1,183,489 and $1,380,280 in shares issued pursuant to the distribution reinvestment plan.
On February 1, 2016, we paid distributions of $2,818,956, which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016 and consisted of cash distributions paid in the amount of $1,288,994 and $1,529,962 in shares issued pursuant to the distribution reinvestment plan.
On March 1, 2016, we paid distributions of $2,852,956, which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016 and consisted of cash distributions paid in the amount of $1,320,752 and $1,532,204 in shares issued pursuant to the distribution reinvestment plan.
Acquisition of Fielder’s Creek
On March 23, 2016, we acquired a fee simple interest in Fielder’s Creek, or the Fielder’s Creek property, located in Englewood, Colorado for a purchase price of $32,400,000, exclusive of closing costs. We financed the payment of the Fielder’s Creek property with proceeds from our initial public offering. The Fielder’s Creek property consists of nine three-story residential buildings and a two-story leasing office/clubhouse. The Fielder’s Creek property contains 217 units consisting of nine studio apartments, 99 one-bedroom apartments and 109 two-bedroom apartments that average 787 square feet.
Estimated Value per Share
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. See Item 5. “Market For Registrant’s Common Equity, Related Shareholders Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of an estimated value per share, our board of directors determined a price per share for our distribution reinvestment plan of $14.46, effective May 1, 2016. Distributions that accrue during the month of April 2016, which will be paid in May 2016, will be reinvested at $14.25 per share on the May distribution payment date pursuant to our distribution reinvestment plan.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt, such that floating rate exposure is kept to an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2015, the fair value of our fixed rate debt was $69,586,603 and the carrying value of our fixed rate debt was $68,346,663. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2015, the fair value of our variable rate debt was $757,620,961 and the carrying value of our variable rate debt was $787,886,100. Based on interest rates as of December 31, 2015, if interest rates are 100 basis points higher during the 12 months ending December 31, 2016, interest expense on our variable rate debt would increase by $7,926,133 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2016, interest expense on our variable rate debt would decrease by $3,404,274.
At December 31, 2015, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 2.52%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 2.68% at December 31, 2015. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2015 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2015, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk.
We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
As of December 31, 2015, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of December 31, 2015 were not in excess of the capped rates. See also Note 10 to our audited consolidated financial statements included in this annual report.
ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.
ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                                       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	65	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	62	Affiliated Director and President
Kevin J. Keating	53	Treasurer
Ana Marie del Rio	61	Secretary
G. Brian Christie	69	Independent Director
Thomas H. Purcell	65	Independent Director
Kerry D. Vandell	69	Independent Director
Rodney F. Emery has served as our Chairman of the Board since August 2013 and as our Chief Executive Officer since September 2013. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Income REIT, positions he has held since its inception in May 2009. In addition, Mr. Emery serves as the Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT III, positions he has held since January 2016 and August 2015, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Steadfast Capital Markets Group. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.
 Ella S. Neyland, has served as our President since September 2013 and an affiliated director since August 2013. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and she served as an independent director of Steadfast Income REIT from October 2011 to September 2012. In addition, Ms. Neyland serves as the President and an affiliated director of Steadfast Apartment REIT III, positions she has held since August 2015 and January 2016, respectively. Ms. Neyland was a founder of Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor and an owner of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. While with Montecito Medical Investment Company, Ms. Neyland advised the company in the acquisition of 43 medical properties with over two million square feet of space in 13 states and advised the affiliate company, Montecito Property Company, in the acquisition of 8,300 apartments in 29 communities. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings

Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
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

Kevin J. Keating has served as our Treasurer and the Chief Accounting Officer of our advisor since September 2013, where he focuses on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating also serves as Treasurer of Steadfast Income REIT, a position he has held since April 2011 and Treasurer of Steadfast Apartment REIT III since August 2015. Mr. Keating served as the controller of Steadfast Income REIT from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO, USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young, LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.
 Ana Marie del Rio has served as our Secretary and Compliance Officer since September 2013. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009 and Secretary and Compliance Officer of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Administrative Officer for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology, Risk Management and Legal Services Departments for Steadfast Companies. She also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California.
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
Valuation Committee

Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the Investment Program Association (IPA), is to perform the following functions in connection with the determination of an estimated per share value of our common stock: (1) ratify and approve the engagement of valuation advisory services, its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine the estimation of the per share value of our common stock, or valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Thomas Purcell, G. Brian Christie and Kerry Vandell, with Mr. Purcell serving as Chairman of the valuation committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2015.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash in 2015	All Other Compensation(1)	Total
G. Brian Christie(2)	$79,000	$24,990	$103,990
Thomas H. Purcell(2)	79,000	24,990	103,990
Kerry D. Vandell(2)	84,000	24,990	108,990
Ella S. Neyland(3)	—	—	—
Rodney F. Emery(3)	—	—	—
_________________

(1)
The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted under our independent directors’ compensation plan computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Independent Directors.

(3)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.

Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $55,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
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
ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	980,005
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	980,005
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 23, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	34,374	*
G. Brian Christie	6,665	*
Thomas H. Purcell(4)	10,369	*
Kerry D. Vandell	7,883	*
Ella S. Neyland	370	*
Kevin J. Keating	—	*
Ana Marie del Rio	3,070	*
All officers and directors as a group	62,731	*
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
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2014 to December 31, 2015 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor, Steadfast REIT Investments, LLC, purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer.  On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  As of December 31, 2015 and 2014, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, or limited partner, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
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

Our Relationships with our Advisor and our Sponsor
Steadfast Apartment Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and our dealer manager. Ms. Ana Marie del Rio, our secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, currently owns a 25% membership interest in our sponsor that may increase upon a net increase in our book capitalization. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2016, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
Services provided by our advisor under the terms of the advisory agreement include the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of investments;

•	entering into service agreements for our loans;

•	supervising and evaluating each loan servicer’s and property manager’s performance;

•	reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;

•	entering into leases and service contracts for our properties;

•	assisting us in obtaining insurance;

•	generating our annual budget;

•	reviewing and analyzing financial information for each of our assets and our overall investment portfolio;

•	formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;

•	performing investor relations services;

•	preparing all marketing materials to be used in our public offering;

•	coordinating due diligence in connection with our public offering;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent;

•	performing services for us in connection with a listing of our shares on a securities exchange or a sale or merger of our company; and

•	performing any other services reasonably requested by us.
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

•
We pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the period from January 1, 2014 to December 31, 2015, we incurred acquisition fees of $13,022,129 in connection with the acquisition of 30 multifamily properties. During the same period, we paid $12,511,411 in acquisition fees.

•
We pay our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we will pay the advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. For the period from January 1, 2014 to December 31, 2015, we incurred and paid $8,562,950 of loan coordination fees.

•
We paid our advisor a monthly investment management fee in an amount equal to one-twelfth of 0.50% of the cost of our investments in properties and real estate-related assets until the aggregate cost of our investments in properties and real estated-related assets equaled $300,000,000, which occurred in December 2014. Thereafter, we pay our advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in properties and real estate-related assets. For the period from January 1, 2014 to December 31, 2015, we incurred investment management fees to our advisor of $7,541,546. During the same period we paid $6,490,371 in investment management fees to our advisor.

•
We will pay our advisor a disposition fee up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of a real property or real estate-related asset. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2014 to December 31, 2015, we did not incur any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimburse our advisor and its affiliates for organization and offering expenses for actual legal, accounting, tax, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, information technology costs, out of-of-pocket due diligence costs, and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. After the termination of the initial public offering, our advisor has agreed to reimburse us to the extent selling commissions, dealer manager fees and organization and offering expenses borne by us exceed 15% of the gross proceeds raised in our completed public offering. For the period from January 1, 2014 to December 31, 2015, we paid our advisor $63,054,725 for the reimbursement of organization and offering expenses. As of December 31, 2015, our advisor and its affiliates have incurred additional organization and offering costs of $7,235,152, none of which are recorded in our financial statements as of December 31, 2015 because such costs only become a liability of ours when selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds.

•
Subject to the 2%/25% guideline discussed below, we reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent, employee costs, utilities and IT costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from January 1, 2014 to December 31, 2015, we paid our advisor $1,855,791 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the period from January 1, 2014 to December 31, 2015, we reimbursed our advisor $4,742,587 for acquisition expenses.

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
Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our public offering of common stock was Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA.  As the dealer manager for our offering, Steadfast Capital Markets Group was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with Steadfast Capital Markets Group provides for the following compensation:

•
We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. For the period from January 1, 2014 to December 31, 2015, we paid $34,350,065 in selling commissions to our dealer manager.

•
We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the period from January 1, 2014 to December 31, 2015, we paid $15,509,196 in dealer manager fees to our dealer manager.

•	We terminated our initial public offering on March 24, 2016, and therefore we do not expect to pay selling commissions and dealer manager fees subsequent to that date.
Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of our multifamily properties. Pursuant to the management agreements, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective management agreements) for each month. Each management agreement has an initial one year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 day notice of its desire to terminate the management agreement, provided that we may terminate the management agreement upon an uncured breach of the agreement upon 30 days prior written notice to the property manager. For the period from January 1, 2014 to December 31, 2015, we paid property management fees of $1,905,581 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the period from January 1, 2014 to December 31, 2015, we reimbursed on-site personnel costs of $6,860,058 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, and support, and training services. For the period from January 1, 2014 to December 31, 2015, we paid other fees of $628,767 to our property manager.

Payments to our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain properties we acquire. The construction management fees payable with respect to each property construction management agreement has ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. For all properties acquired after October 15, 2014, the construction management fees will be in an amount equal to 8.0% of the total cost of the project. Generally, each construction management agreement can be terminated by either party with 30 days prior written notice to the other party. For the period from January 1, 2014 to December 31, 2015, we paid construction management fees of $1,135,376 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations. For the period from January 1, 2014 to December 31, 2015, we reimbursed labor costs of $28,714 to our construction manager.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2015 and 2014, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$675,350	$530,200
Audit-related fees	45,000	60,125
Tax fees	63,380	4,000
All other fees	998	998
Total	$784,728	$595,323
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

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services my also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV
ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.              Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-38 of this report:
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
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.3
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.5	Steadfast Apartment REIT, Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form S-11 Amendment No. 3)
10.6	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.7
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 7, 2014, by and between Steadfast Asset Holdings, Inc. and Villages at Spring Hill, L.P. and First American Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 29, 2014)

10.8
Assignment and Assumption of Purchase Agreement, dated as of May 22, 2014, by and between Steadfast Asset Holdings, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed May 29, 2014)

10.9
Property Management Agreement, made and entered into as of May 22, 2014, by and between Steadfast Management Company, Inc. and STAR at Spring Hill, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed May 29, 2014)

10.10
Multifamily Note, effective as of May 22, 2014, by STAR at Spring Hill, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed May 29, 2014)

10.11
Multifamily Loan and Security Agreement (Non-Recourse), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed May 29, 2014)

10.12
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Tennessee), dated as of May 22, 2014, by and between STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed May 29, 2014)

10.13
Guaranty of Non-Recourse Obligations, dated as of May 22, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed May 29, 2014)

10.14
Environmental Indemnity, dated as of May 22, 2014, by STAR at Spring Hill, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed May 29, 2014)

10.15
Assignment of Management Agreement, dated as of May 22, 2014, by and among STAR at Spring Hill, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed May 29, 2014)

10.16
Sale and Purchase Agreement, made as of April 29, 2014, by and between Steadfast Asset Holdings, Inc. and Harrison Place Investments, LLC and Chicago Title Insurance Company in its capacity as escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2014)

10.17
First Amendment to Sale and Purchase Agreement, dated as of June 25, 2014, made between Harrison Place Investments, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 7, 2014)

10.18
Assignment and Assumption of Purchase Agreement, dated as of June 30, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2014)

10.19
Property Management Agreement, made and entered into as of June 30, 2014, by and between Steadfast Management Company, Inc. and STAR Harrison Place, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 7, 2014)

10.20
Construction Management Services Agreement entered into as of June 30, 2014, by and between STAR Harrison Place, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 7, 2014)

10.21
Multifamily Note, effective as of June 30, 2014, by STAR Harrison Place, LLC in favor of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 7, 2014)

10.22
Multifamily Loan and Security Agreement (Non-Recourse), dated as of June 30, 2014, by and between STAR Harrison Place, LLC and CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 7, 2014)

10.23
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Indiana), dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 7, 2014)

10.24
Guaranty of Non-Recourse Obligations, dated as of June 30, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 7, 2014)

10.25
Environmental Indemnity, dated as of June 30, 2014, by STAR Harrison Place, LLC to and for the benefit of CBRE Multifamily Capital, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 7, 2014)

10.26
Assignment of Management Agreement, dated as of June 30, 2014, by STAR Harrison Place, LLC, CBRE Multifamily Capital, Inc. and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 7, 2014)

10.27
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 4, 2014)

10.28
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Summer Valley, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 4, 2014)

10.29
Purchase and Sale Agreement and Joint Escrow Instructions, made and entered into as of July 15, 2014, by and between Steadfast Asset Holdings, Inc. and Stonemark S/SV, LP and Fidelity National Title Insurance Company in its capacity as escrow holder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 4, 2014)

10.30
Assignment and Assumption of Purchase Agreement, dated as of August 28, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 4, 2014)

10.31
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Summer Valley, LLC(incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 4, 2014)

10.32
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Summer Valley, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 4, 2014)

10.33
Property Management Agreement, made and entered into as of August 28, 2014, by and between Steadfast Management Company, Inc. and STAR Terrace Cove, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 4, 2014)

10.34
Construction Management Services Agreement entered into as of August 28, 2014, by and between STAR Terrace Cove, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 4, 2014)

10.35
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Summer Valley, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 4, 2014)

10.36
Multifamily Note, effective as of August 28, 2014, by STAR Summer Valley, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 4, 2014)

10.37
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 4, 2014)

10.38
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Summer Valley, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc.(incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 4, 2014)

10.39
Environmental Indemnity, dated as of August 28, 2014, by STAR Summer Valley, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed September 4, 2014)

10.40
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed September 4, 2014)

10.41
Multifamily Loan and Security Agreement (Non-Recourse), dated as of August 28, 2014, by and between STAR Terrace Cove, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed September 4, 2014)

10.42
Multifamily Note, effective as of August 28, 2014, by STAR Terrace Cove, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed September 4, 2014)

10.43
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Texas), dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed September 4, 2014)

10.44
Assignment of Management Agreement, dated as of August 28, 2014, by and among STAR Terrace Cove, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed September 4, 2014)

10.45
Environmental Indemnity, dated as of August 28, 2014, by STAR Terrace Cove, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 4, 2014)

10.46
Guaranty of Non-Recourse Obligations, dated as of August 28, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed September 4, 2014)

10.47
Purchase and Sale Agreement, executed as of July 9, 2014, by and between Steadfast Asset Holdings, Inc. and PPF AMLI 4021 McGinnis Ferry Road, LLC and First American Title Insurance Company in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 22, 2014)

10.48
First Amendment to Purchase and Sale Agreement, made as of August 8, 2014, by and between PPF AMLI 4021 McGinnis Ferry Road, LLC and Steadfast Asset Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 22, 2014)

10.49
Assignment and Assumption of Purchase and Sale Agreement, dated as of October 10, 2014, by and between Steadfast Asset Holdings, Inc. and STAR McGinnis Ferry, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 22, 2014)

10.50
Property Management Agreement, made and entered into as of October 16, 2014, by and between Steadfast Management Company, Inc. and STAR McGinnis Ferry, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 22, 2014)

10.51
Construction Management Services Agreement entered into as of October 16, 2014, by and between STAR McGinnis Ferry, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 22, 2014)

10.52
Multifamily Note, effective as of October 16, 2014, by STAR McGinnis Ferry, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 22, 2014)

10.53
Multifamily Loan and Security Agreement (Non-Recourse), dated as of October 16, 2014, by and between STAR McGinnis Ferry, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 22, 2014)

10.54
Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of October 16, 2014, by STAR McGinnis Ferry, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 22, 2014)

10.55
Guaranty of Non-Recourse Obligations, dated as of October 16, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 22, 2014)

10.56
Environmental Indemnity, dated as of October 16, 2014, by STAR McGinnis Ferry, LLC to and for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 22, 2014)

10.57
Assignment of Management Agreement, dated as of October 16, 2014, by and among STAR McGinnis Ferry, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed October 22, 2014)

10.58
Purchase and Sale Agreement, dated as of September 10, 2014, by and between Steadfast Asset Holdings, Inc. and Carlyle Centennial Crest at Barrett Lakes, L.P. and Fidelity National Title Insurance Company in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 25, 2014)

10.59
Assignment and Assumption of Purchase Agreement, dated as of November 20 2014, by and between Steadfast Asset Holdings, Inc. and STAR Barrett Lakes, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 25, 2014)

10.60
Property Management Agreement, made and entered into as of November 20, 2014, by and between Steadfast Management Company, Inc. and STAR Barrett Lakes, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed November 25, 2014)

10.61
Construction Management Services Agreement entered into as of November 20, 2014, by and between STAR Barrett Lakes, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed November 25, 2014)

10.62
Multifamily Note, effective as of November 20, 2014, by STAR Barrett Lakes, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed November 25, 2014)

10.63
Multifamily Loan and Security Agreement, dated as of November 20, 2014, by and between STAR Barrett Lakes, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed November 25, 2014)

10.64
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 20, 2014, between STAR Barrett Lakes, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed November 25, 2014)

10.65
Guaranty, dated as of November 20, 2014, by Steadfast Apartment REIT, Inc. to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed November 25, 2014)

10.66
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 20, 2014, by and among STAR Barrett Lakes, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed November 25, 2014)

10.67
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 9, 2014, by and between Steadfast Asset Holdings, Inc. and Oasis Apartments, LLC and Fidelity National Title Insurance Company in its capacity as the escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 23, 2014)

10.68
Assignment and Assumption of Purchase Agreement, dated as of December 19, 2014, by and between Steadfast Asset Holdings, Inc. and STAR Oasis, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 23, 2014)

10.69
Property Management Agreement, made and entered into as of December 19, 2014, by and between Steadfast Management Company, Inc. and STAR Oasis, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 23, 2014)

10.70
Construction Management Services Agreement entered into as of December 19, 2014, by and between STAR Oasis, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 23, 2014)

10.71
Multifamily Note, effective as of December 19, 2014, by STAR Oasis, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 23, 2014)

10.72
Multifamily Loan and Security Agreement, dated as of December 19, 2014, by and between STAR Oasis, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 23, 2014)

10.73
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, effective as of December 19, 2014, by STAR Oasis, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 23, 2014)

10.74
Guaranty, effective as of December 19, 2014, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 23, 2014)

10.75
Assignment of Management Agreement and Subordination of Management Fees, effective as of December 19, 2014, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 23, 2014)

10.75
Purchase and Sale Agreement, dated as of January 21, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC, Riverside Realty Preston Hills, LLC and Madison Title Agency, LLC, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2015)

10.76
First Amendment to Purchase and Sale Agreement, dated February 3, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 13, 2015)

10.77
Second Amendment to Purchase and Sale Agreement, dated March 5, 2015 by and among Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 13, 2015)

10.78
Assignment and Assumption of Purchase Agreement, dated as of March 10, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 13, 2015)

10.79
Property Management Agreement, made and entered into as of March 10, 2015, by and between Steadfast Management Company, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 13, 2015)

10.80
Construction Management Services Agreement entered into as of March 10, 2015, by and between STAR Preston Hills, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 13, 2015)

10.81
Multifamily Note, effective as of March 10, 2015, by STAR Preston Hills, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 13, 2015)

10.82
Multifamily Loan and Security Agreement (Non-Recourse), dated as of March 10, 2015, by and between STAR Preston Hills, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 13, 2015)

10.83
Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of March 10, 2015, by STAR Preston Hills, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 13, 2015)

10.84
Guaranty of Non-Recourse Obligations, dated as of March 10, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed March 13, 2015)

10.85
Environmental Indemnity, dated as of March 10, 2015, by STAR Preston Hills, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed March 13, 2015)

10.86
Assignment of Management Agreement, dated as of March 10, 2015, by and among STAR Preston Hills, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed March 13, 2015)

10.87
Purchase and Sale Agreement, dated as of April 7, 2015 by and between Steadfast Asset Holdings, Inc. and Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2015)

10.88
First Amendment to Purchase and Sale Agreement, dated as of May 15, 2015 by and between Steadfast Asset Holdings, Inc., Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 3, 2015)

10.89
Assignment and Assumption of Purchase Agreement, dated as of May 28, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 3, 2015)

10.90
Property Management Agreement, made and entered into as of May 28, 2015, by and between Steadfast Management Company, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 3, 2015)

10.91
Construction Management Services Agreement entered into as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 3, 2015)

10.92
Multifamily Note, effective as of May 28, 2015, by STAR Ridge Crossings, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 3, 2015)

10.93
Multifamily Loan and Security Agreement, dated as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 3, 2015)

10.94
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 28, 2015, by STAR Ridge Crossings, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed June 3, 2015)

10.95
Guaranty, dated as of May 28, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed June 3, 2015)

10.96
Assignment of Management Agreement and Subordination of Management Fees, dated as of May 28, 2015, by and among STAR Ridge Crossings, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed June 3, 2015)

10.97
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2015)

10.98
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2015)

10.99
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 1, 2015)

10.100
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 1, 2015)

10.101
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 1, 2015)

10.102
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 1, 2015)

10.103
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 11, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 1, 2015)

10.104
Property Management Agreement, made and entered into as of June 11, 2015, by and between Steadfast Management Company, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 1, 2015)

10.105
Construction Management Services Agreement entered into as of June 11, 2015, by and between STAR Bella Terra, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 1, 2015)

10.106
Multifamily Note, effective as of June 11, 2015, by STAR Bella Terra, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 1, 2015)

10.107
Multifamily Loan and Security Agreement, dated as of June 11, 2015, by and between STAR Bella Terra, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 1, 2015)

10.108
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 11, 2015, by STAR Bella Terra, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed July 1, 2015)

10.109
Guaranty of Non-Recourse Obligations, dated as of June 11, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed July 1, 2015)

10.110
Environmental Indemnity Agreement, dated as of June 11, 2015, by STAR Bella Terra, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed July 1, 2015)

10.111
Assignment of Management Agreement, dated as of June 11, 2015, by and among STAR Bella Terra, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed July 1, 2015)

10.112
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed July 1, 2015)

10.113
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed July 1, 2015)

10.114
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed July 1, 2015)

10.115
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed July 1, 2015)

10.116
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed July 1, 2015)

10.117
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed July 1, 2015)

10.118
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 25, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed July 1, 2015)

10.119
Property Management Agreement, made and entered into as of June 25, 2015, by and between Steadfast Management Company, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed July 1, 2015)

10.120
Construction Management Services Agreement entered into as of June 25, 2015, by and between STAR Hearthstone, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed July 1, 2015)

10.121
Multifamily Note, effective as of June 25, 2015, by STAR Hearthstone, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed July 1, 2015)

10.122
Multifamily Loan and Security Agreement, dated as of June 25, 2015, by and between STAR Hearthstone, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed July 1, 2015)

10.123
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 25, 2015, by STAR Hearthstone LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed July 1, 2015)

10.124
Guaranty of Non-Recourse Obligations, dated as of June 25, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed July 1, 2015)

10.125
Environmental Indemnity Agreement, dated as of June 25, 2015, by STAR Hearthstone, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed July 1, 2015)

10.126
Assignment of Management Agreement, dated as of June 25, 2015, by and among STAR Hearthstone, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed July 1, 2015)

10.127
Contract of Sale, dated as of May 12, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC and First American Title Insurance Company, as title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2015)

10.128
First Amendment to Contract of Sale, dated as of May 26, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 7, 2015)

10.129
Assignment and Assumption of Contract for Sale, dated as of June 30, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2015)

10.130
Property Management Agreement, made and entered into as of June 30, 2015, by and between Steadfast Management Company, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 7, 2015)

10.131
Construction Management Services Agreement entered into as of June 30, 2015, by and between STAR Brookfield, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 7, 2015)

10.132
Multifamily Note, effective as of June 30, 2015, by STAR Brookfield, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 7, 2015)

10.133
Multifamily Loan and Security Agreement, dated as of June 30, 2015, by and between STAR Brookfield, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 7, 2015)

10.134
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 30, 2015, by STAR Brookfield, LLC for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 7, 2015)

10.135
Guaranty of Non-Recourse Obligations, dated as of June 30, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 7, 2015)

10.136
Assignment of Management Agreement, dated as of June 30, 2015, by and among STAR Brookfield, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 7, 2015)

10.137
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 1, 2015)

10.138
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 1, 2015)

10.139
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 1, 2015)

10.140
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 1, 2015)

10.141
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Delano, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2015)

10.142
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 1, 2015)

10.143
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 1, 2015)

10.144
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 1, 2015)

10.145
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 1, 2015)

10.146
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Meadows, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 1, 2015)

10.147
Multifamily Revolving Credit Note, effective as of August 26, 2015, by STAR Delano, LLC and STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 1, 2015)

10.148
Credit Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 1, 2015)

10.149
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed September 1, 2015)

10.150
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Delano, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed September 1, 2015)

10.151
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed September 1, 2015)

10.152
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed September 1, 2015)

10.153
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Meadows, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed September 1, 2015)

10.154
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed September 1, 2015)

10.155
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 1, 2015)

10.156
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed September 1, 2015)

10.157
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed September 1, 2015)

10.158
Second Amendment to Purchase and Sale Agreement, effective as of August 6, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed September 1, 2015)

10.159
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed September 1, 2015)

10.160
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed September 1, 2015)

10.161
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Kensington, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed September 1, 2015)

10.162
Multifamily Note, effective as of August 26, 2015, by STAR Kensington, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed September 1, 2015)

10.163
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Kensington, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed September 1, 2015)

10.164
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Kensington, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed September 1, 2015)

10.165
Guaranty, dated as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed September 1, 2015)

10.166
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Kensington, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed September 1, 2015)

10.167
Purchase and Sale Agreement, dated as of June 29, 2015 by and between Steadfast Asset Holdings, Inc., AP WP Seramont REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 29, 2015)

10.168
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 29, 2015)

10.169
Second Amendment to Purchase and Sale Agreement, effective as of September 4, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 29, 2015)

10.170
Assignment and Assumption of Purchase Agreement, dated as of September 23, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 29, 2015)

10.171
Property Management Agreement, made and entered into as of September 23, 2015, by and between Steadfast Management Company, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 29, 2015)

10.172
Construction Management Services Agreement entered into as of September 23, 2015, by and between STAR Monticello, LLC and Pacific Coast Land & Construction, Inc.(incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 29, 2015)

10.173
Second Allonge and Amendment to Multifamily Revolving Credit Note, effective as of September 23, 2015 by STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC and STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 29, 2015)

10.174
Second Joinder to Credit Agreement and Other Loan Documents, made as of September 23, 2015, by and among STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC, STAR Monticello, LLC, PNC Bank, National Association and Steadfast Apartment REIT, Inc., in its capacity as Guarantor (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 29, 2015)

10.175
Multifamily Loan and Security Agreement, dated as of September 23, 2015, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 29, 2015)

10.176
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of September 23, 2015, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 29, 2015)

10.177
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 29, 2015)

10.178
Assignment of Management Agreement and Subordination of Management Fees, effective as of September 23, 2015, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 29, 2015)

10.179
Purchase and Sale Agreement, dated as of June 29, 2015 by and between Steadfast Asset Holdings, Inc., AP WP Lake REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 13, 2015)

10.180
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Lake REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 13, 2015)

10.181
Assignment and Assumption of Purchase Agreement, dated as of October 7, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Lakeside, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 13, 2015)

10.182
Property Management Agreement, made and entered into as of October 7, 2015, by and between Steadfast Management Company, Inc. and STAR Lakeside, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 13, 2015)

10.183
Construction Management Services Agreement entered into as of October 7, 2015, by and between STAR Lakeside, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 13, 2015)

10.184
Multifamily Note, effective as of October 7, 2015 by STAR Lakeside, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 13, 2015)

10.185
Multifamily Loan and Security Agreement, dated as of October 7, 2015, by and between STAR Lakeside, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 13, 2015)

10.186
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of October 7, 2015, by STAR Lakeside, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 13, 2015)

10.187
Guaranty, effective as of October 7, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 13, 2015)

10.188
Assignment of Management Agreement and Subordination of Management Fees, effective as of October 7, 2015, by and among STAR Lakeside, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 13, 2015)

10.189
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of CBRE Capital Advisors, Inc.

STEADFAST APARMENT REIT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014 and for the Period From August 22, 2013 (Inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization	F-36
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Apartment REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Apartment REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 29, 2016

STEADFAST APARMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Assets:
Real Estate:
Land	$130,350,873	$34,558,732
Building and improvements	1,094,714,957	234,259,502
Tenant origination and absorption costs	12,999,943	5,578,528
Total real estate, cost	1,238,065,773	274,396,762
Less accumulated depreciation and amortization	(31,037,647)	(4,409,133)
Total real estate, net	1,207,028,126	269,987,629
Cash and cash equivalents	31,386,377	28,595,826
Restricted cash	13,335,169	2,792,589
Rents and other receivables	4,504,879	2,056,147
Deferred financing costs and other assets, net	7,904,381	3,038,306
Total assets	$1,264,158,932	$306,470,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$18,988,582	$3,386,648
Notes Payable:
Mortgage notes payable	669,932,763	196,930,600
Revolving credit facility	186,300,000	—
Total notes payable	856,232,763	196,930,600
Distributions payable	2,563,769	608,904
Due to affiliates	4,407,877	1,499,869
Total liabilities	882,192,991	202,426,021
Commitments and contingencies (Note 9)
Redeemable common stock	9,401,360	660,089
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 35,504,854 and 9,179,536 shares issued and outstanding at December 31, 2015 and 2014, respectively	355,048	91,795
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2015 and 2014, respectively	10	10
Additional paid-in capital	456,614,453	117,443,760
Cumulative distributions and net losses	(84,404,930)	(14,151,178)
Total stockholders’ equity	372,564,581	103,384,387
Total liabilities and stockholders’ equity	$1,264,158,932	$306,470,497

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from August 22, 2013 (Inception) to December 31, 2013
	2015	2014
Revenues:
Rental income	$61,635,315	$6,651,206	$—
Tenant reimbursements and other	6,814,438	604,060	—
Total revenues	68,449,753	7,255,266	—
Expenses:
Operating, maintenance and management	18,480,708	1,793,769	—
Real estate taxes and insurance	9,337,432	1,011,078	—
Fees to affiliates	26,301,919	5,678,614	—
Depreciation and amortization	42,438,760	5,316,510	—
Interest expense	13,275,604	1,589,848	—
General and administrative expenses	2,739,688	1,670,171	86,644
Acquisition costs	6,569,766	2,035,731	—
Total expenses	119,143,877	19,095,721	86,644
Net loss	$(50,694,124)	$(11,840,455)	$(86,644)
Loss per common share — basic and diluted	$(2.33)	$(4.74)	$(7.06)
Weighted average number of common shares outstanding — basic and diluted	21,753,832	2,495,771	12,273

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 AND
FOR THE PERIOD FROM AUGUST 22, 2013 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, August 22, 2013 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock	13,500	135	—	—	202,365	—	202,500
Issuance of convertible stock	—	—	1,000	10	990	—	1,000
Net loss	—	—	—	—	—	(86,644)	(86,644)
BALANCE, December 31, 2013	13,500	135	1,000	10	203,355	(86,644)	116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	91,795	1,000	10	117,443,760	(14,151,178)	103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Redemption of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	$355,048	1,000	$10	$456,614,453	$(84,404,930)	$372,564,581

See accompanying notes to consolidated financial statements.

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		Period from August 22, 2013 (Inception) to December 31, 2013
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(50,694,124)	$(11,840,455)	$(86,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,438,760	5,316,510	—
Amortization of deferred financing costs	419,743	39,245	—
Amortization of stock-based compensation	82,204	95,297	—
Change in fair value of interest rate cap agreements	2,554,041	578,014	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(9,933,262)	(1,963,300)	—
Rents and other receivables	(847,831)	(276,529)	—
Other assets	(1,177,748)	(610,696)	—
Accounts payable and accrued liabilities	12,887,035	3,212,388	74,771
Due to affiliates	1,012,217	1,530,878	11,873
Net cash used in operating activities	(3,258,965)	(3,918,648)	—
Cash Flows from Investing Activities:
Acquisition of real estate investments	(865,489,381)	(269,263,165)	—
Additions to real estate investments	(16,112,523)	(673,951)	—
Escrow deposits for pending real estate acquisitions	(26,196,700)	(5,801,085)	—
Restricted cash for investing activities	(609,318)	(829,289)	—
Purchase of interest rate cap agreements	(2,554,826)	(1,226,428)	—
Cash used in investing activities	(910,962,748)	(277,793,918)	—
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	404,655,500	196,930,600	—
Principal payments on mortgage notes payable	(62,256)	—	—
Borrowings from revolving credit facility	186,300,000	—	—
Proceeds from issuance of common stock	382,566,638	133,914,634	202,500
Proceeds from issuance of convertible stock	—	—	1,000
Payments of commissions on sale of common stock and related dealer manager fees	(37,069,634)	(12,789,627)	—
Reimbursement of other offering costs to affiliates	(6,165,543)	(5,710,739)	—
Payment of deferred financing costs	(4,607,285)	(1,318,441)	—
Distributions to common stockholders	(8,326,089)	(921,535)	—
Redemptions of common stock	(279,067)	—	—
Net cash provided by financing activities	917,012,264	310,104,892	203,500
Net increase in cash and cash equivalents	2,790,551	28,392,326	203,500
Cash and cash equivalents, beginning of period	28,595,826	203,500	—
Cash and cash equivalents, end of period	$31,386,377	$28,595,826	$203,500

STEADFAST APARMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,		Period from August 22, 2013 (Inception) to December 31, 2013
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,953,300	$687,194	$—
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$1,954,865	$608,904	$—
Application of escrow deposits to acquire real estate	$26,696,700	$5,301,085	$—
Assumption of mortgage notes payable to acquire real estate	$68,408,919	$—	$—
Increase in amounts receivable from transfer agent	$1,339,457	$1,779,618	$—
Increase in amounts payable to affiliates for other offering costs	$1,319,182	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$9,278,674	$693,640	$—
Increase in redeemable common stock	$8,999,601	$693,640	$—
Increase in redemptions payable	$258,330	$33,551	$—
Increase in accounts payable and accrued liabilities from additions to real estate investments	$2,285,128	$65,938	$—
Increase in due to affiliates from additions to real estate investments	$576,609	$—	$—
Assumption of accounts receivable to acquire real estate	$(261,444)	$—	$—
Assumption of other liabilities to acquire real estate	$171,441	$—	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting, convertible stock (the “Convertible Stock”) as described in Note 6.
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
As of December 31, 2015, the Company owned 30 multifamily properties comprising a total of 9,858 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company may, from time to time, in its sole discretion, change the price at which the Company offers shares to the public in the Primary Offering or pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. See “— Note 13. Subsequent Events” for further information regarding the estimated value per share and common stock for sale pursuant to the DRP. The Company may reallocate shares of common stock registered in the Public Offering between the Primary Offering and the DRP.
Pursuant to the terms of the Public Offering, offering proceeds were held in an escrow account until the Company raised the minimum offering amount of $2,000,000. On February 27, 2014, the Company raised the minimum offering amount and the offering proceeds held in escrow were released to the Company. As of December 31, 2015, the Company had sold 35,490,127 shares of common stock in the Public Offering for gross proceeds of $529,572,661. The Company terminated its Public Offering on March 24, 2016. The Company continues to offer shares of common stock pursuant to the DRP. Through March 23, 2016, the Company sold 46,367,824 shares of common stock in the Public Offering for gross proceeds of $691,480,433, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2016.  Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

(“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company has retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Public Offering. The Dealer Manager is responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

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
 Impairment of Real Estate Assets
 The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2015 and 2014 or for the period from August 22, 2013 (inception) to December 31, 2013.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

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
Revenue Recognition
The Company leases apartment and condominium units under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
 The Company will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2015 and 2014, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2015 and 2014, the Company had a restricted cash balance of $13,335,169 and $2,792,589, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
DECEMBER 31, 2015

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
As of December 31, 2015 and 2014, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$649,199	$—

	December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$648,414	$—
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, distributions payable, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its notes payable are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2015 and 2014 the fair value of the notes payable was $827,207,564 and $191,983,420, respectively, compared to the carrying value of $856,232,763 and $196,930,600, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions declared during the year ended December 31, 2015 were based on daily record dates and calculated at a rate of $0.002466 per share per day. Each day during the period from April 7, 2014 to December 31, 2015 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2015 and 2014, the Company declared distributions totaling $0.900 and $0.663 per share of common stock, respectively.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and related dealer manager fees) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services.
The Company may also reimburse costs of training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares of common stock and the ownership of the Company’s shares of common stock by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation for the Public Offering to exceed 10% of the gross proceeds of the Public Offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
Pursuant to the Advisory Agreement and the dealer manager agreement by and among the Company, the Operating Partnership and the Dealer Manager (the “Dealer Manager Agreement”), the Company is obligated to reimburse the Advisor, the Dealer Manager, or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that, within 60 days of the end of the month in which the Public Offering terminates, the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company in the completed Public Offering exceed 15% of gross offering proceeds of the completed Public Offering. Any reimbursement of expenses paid to the Advisor will not exceed actual expenses incurred by the Advisor.
When recognized, organization costs are expensed as incurred. Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2015, the Company recorded operating expenses of $2,528,614, which includes $1,285,771 incurred by the Advisor on behalf of the Company, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $66,218 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2015.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year after the taxable year in which the Company initially elects to be taxed as a REIT, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2015 and 2014, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax years ended December 31, 2015 and 2014. As of December 31, 2015, the Company’s tax return for calendar years 2014 and 2013 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period. Nonvested shares of the Company’s restricted common stock and convertible stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
DECEMBER 31, 2015

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
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
3.          Real Estate
As of December 31, 2015, the Company owned 30 multifamily properties, comprising a total of 9,858 apartment homes. The total acquisition price of the Company’s real estate portfolio was $1,235,159,250. As of December 31, 2015 and 2014, the Company’s portfolio was approximately 93.6% and 94.2% occupied and the average monthly rent was $1,037 and $884, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Current Year Acquisitions
During the year ended December 31, 2015, the Company acquired the following properties:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Other Accounts Receivable	Assumed Accounts Payable and Accrued Liabilities	Total Purchase Price
Columns on Wetherington	Florence, KY	2/26/2015	192	$1,276,787	$23,172,820	$550,393	$—	$—	$25,000,000
Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	5,813,218	43,594,089	1,592,693	—	—	51,000,000
Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	1,607,980	16,933,827	658,193	—	—	19,200,000
Reveal on Cumberland	Fishers, IN	3/30/2015	220	3,299,502	25,458,315	480,739	261,444	—	29,500,000
Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	2,499,350	29,036,984	750,107	—	(171,441)	32,115,000
Heritage Place Apartments	Franklin, TN	4/27/2015	105	1,697,036	7,772,323	180,641	—	—	9,650,000
Rosemont at East Cobb	Marietta, GA	5/21/2015	180	3,599,586	12,563,661	286,753	—	—	16,450,000
Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	7,747,295	62,446,959	1,805,746	—	—	72,000,000
Bella Terra at City Center	Aurora, CO	6/11/2015	304	5,895,389	30,901,144	803,467	—	—	37,600,000
Hearthstone at City Center	Aurora, CO	6/25/2015	360	7,219,143	44,787,119	1,393,738	—	—	53,400,000
Arbors at Brookfield	Mauldin, SC	6/30/2015	702	7,553,349	57,517,403	1,729,248	—	—	66,800,000
Carrington Park	Kansas City, MO	8/19/2015	298	2,517,886	36,060,358	901,756	—	—	39,480,000
Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	3,941,458	33,550,081	1,008,461	—	—	38,500,000
Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	4,054,337	27,615,674	929,989	—	—	32,600,000
Kensington by the Vineyard	Euless, TX	8/26/2015	259	3,938,677	41,017,607	1,243,716	—	—	46,200,000
Monticello by the Vineyard	Euless, TX	9/23/2015	354	5,386,400	45,510,628	1,302,972	—	—	52,200,000
The Shores	Oklahoma City, OK	9/29/2015	300	2,100,531	33,239,703	909,766	—	—	36,250,000
Lakeside at Coppell	Coppell, TX	10/7/2015	315	4,789,210	54,178,757	1,532,033	—	—	60,500,000
Meadows at River Run	Bolingbrook, IL	10/30/2015	374	1,899,956	55,239,233	1,360,811	—	—	58,500,000
PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	2,461,583	37,030,183	808,234	—	—	40,300,000
Park Valley Apartments	Smyrna, GA	12/11/2015	496	9,991,810	40,208,559	1,199,631	—	—	51,400,000
PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	2,436,847	40,955,898	807,255	—	—	44,200,000
Stoneridge Farms	Smyrna, TN	12/30/2015	336	4,064,811	42,689,870	995,319	—	—	47,750,000
			7,363	$95,792,141	$841,481,195	$23,231,661	$261,444	$(171,441)	$960,595,000

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

As of December 31, 2015 and 2014, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$130,350,873	$1,094,714,957	$12,999,943	$1,238,065,773
Less: Accumulated depreciation and amortization	—	(25,498,027)	(5,539,620)	(31,037,647)
Net investments in real estate and related lease intangibles	$130,350,873	$1,069,216,930	$7,460,323	$1,207,028,126

	December 31, 2014
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$34,558,732	$234,259,502	$5,578,528	$274,396,762
Less: Accumulated depreciation and amortization	—	(2,206,072)	(2,203,061)	(4,409,133)
Net investments in real estate and related lease intangibles	$34,558,732	$232,053,430	$3,375,467	$269,987,629
Depreciation and amortization expense was $42,438,760, $5,316,510 and $0 for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively.
Depreciation of the Company’s buildings and improvements was $23,291,955, $2,206,072 and $0 for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively.
Amortization of the Company’s tenant origination and absorption costs was $19,146,805, $3,110,438 and $0 for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2015, the Company’s real estate portfolio comprised 9,858 residential apartment homes and was 93.6% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,332,451 and $459,707 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, no tenant represented over 10% of the Company’s annualized base rent.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

4.          Deferred Financing Costs and Other Assets
As of December 31, 2015 and 2014, deferred financing costs and other assets, net of accumulated amortization, consisted of:

	December 31,
	2015	2014
Deferred financing costs	$5,925,726	$1,318,441
Less: accumulated amortization	(458,988)	(39,245)
	5,466,738	1,279,196
Prepaid expenses	1,025,130	360,316
Interest rate cap agreements	649,199	648,414
Escrow deposits for pending real estate acquisitions	—	500,000
Other deposits	763,314	250,380
	$7,904,381	$3,038,306
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable secured by real property as of December 31, 2015 and 2014.

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.50%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,346,663
	23				2.71%	$669,932,763

	December 31, 2014
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	7	12/1/2021 - 11/1/2024	1-Mo LIBOR + 1.70%	1-Mo LIBOR + 2.13%	1.99%	$196,930,600

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) which provides for advances to purchase properties or refinance existing properties from time to time in an amount not to exceed $200,000,000 during 2015 (subject to certain debt service and loan to value requirements). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at anytime during the period from January 1, 2016 to 12 months prior to the maturity date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan”), as evidenced

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
As of December 31, 2015, the advances obtained under the Credit Facility are summarized in the following table. Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

Collateralized Property	Date of Advance	Amount of Advance
Delano at North Richland Hills	August 26, 2015	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000
		$186,300,000
Monthly interest payments on the outstanding principal balances of the Loans accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes, and are due and payable on the first date of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.58% as of December 31, 2015. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between the amount of (i) the commitment and (ii) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (i) maximum facility available and (ii) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
The following is a summary of the Company’s aggregate maturities as of December 31, 2015:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt	$856,232,763	$277,705	$354,109	$2,500,376	$4,695,382	$195,954,561	$652,450,630
The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2015 and 2014, the Company was in compliance with all financial and non-financial debt covenants.
For the years ended December 31, 2015 and 2014, the Company incurred interest expense of $13,275,604 and $1,589,848, respectively. Interest expense for the years ended December 31, 2015 and 2014 includes amortization of deferred financing costs of $419,743 and $39,245, net unrealized losses from the change in fair value of interest rate cap agreements of $2,554,041 and $578,014 and Credit Facility commitment fees of $30,254 and $0, respectively. The Company incurred no interest expense for the period from August 22, 2013 (inception) to December 31, 2013.
Interest expense of $1,633,915 and $285,395 was payable as of December 31, 2015 and 2014, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through December 31, 2015, the Company had issued 35,490,127 shares of common stock in its Public Offering for offering proceeds of $466,560,818, including 699,813 shares of common stock pursuant to the DRP for total proceeds of $9,972,314, net of offering costs of $63,011,843. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $3,119,075 and $1,779,618 of amounts due from the Company’s transfer agent as of December 31, 2015 and 2014, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
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
The issuance and vesting activity for the years ended December 31, 2015 and 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2014 and 2015 annual meetings is as follows:

	Year Ended December 31,
	2015	2014
Nonvested shares at the beginning of the year	11,248	—
Granted shares	4,998	14,997
Vested shares	(4,999)	(3,749)
Nonvested shares at the end of the year	11,247	11,248
Included in general and administrative expenses is $82,204, $95,297 and $0 for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2015, the compensation expense related to the issuance of the restricted common stock not yet recognized was $122,434. The weighted average remaining term of the restricted common stock was 1.08 years as of December 31, 2015. As of December 31, 2015, no shares of restricted common stock issued to the independent directors have been forfeited.
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
DECEMBER 31, 2015

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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2015 and 2014, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP is $14.25.  The Company’s board of directors may, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share, the then current price of shares of the Company’s common stock in the Public Offering and other factors that the Company’s board of directors deems relevant. See “— Note 13. Subsequent Events” for further information on the purchase price per share under the DRP.
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
DECEMBER 31, 2015

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

(4)
The Company’s board of directors will determine an estimated value per share of the Company’s common stock based on valuations by independent third-party appraisers and qualified valuation experts. Pursuant to current rules and regulations, the Company has established an estimated value per share. For additional information on the Company’s estimated value per share, see “ —Note 13. Subsequent Events.”

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital distribution as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2015, the Company redeemed a total of 18,768 shares with a total redemption value of $279,067 and received requests for redemptions of 38,102 shares with a total redemption value of $537,045. During the year ended December 31, 2014, the Company did not redeem any shares and received requests for the redemption of 2,239 shares with a total redemption value of $33,551. The Company redeemed the outstanding redemption requests as of December 31, 2014 of $33,551 on the January 30, 2015 redemption date.
As of December 31, 2015 and 2014, the Company had 21,599 and 2,239 shares of outstanding and unfulfilled redemption requests, respectively, and recorded $291,881 and $33,551 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests, respectively. The Company redeemed the outstanding redemption requests as of December 31, 2015 of $291,881 on the January 29, 2016 repurchase date.
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
DECEMBER 31, 2015

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
Pursuant to the share repurchase plan, for the years ended December 31, 2015 and 2014, the Company reclassified $8,999,601 and $693,640, net of $279,067 and $0 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
To maintain the Company’s qualification as a REIT, the Company must make aggregate annual distributions to its stockholders of at least 90% of its REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). If the Company meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
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
Distributions declared for the years ended December 31, 2015 and 2014 were $19,559,628 and $2,224,079, including $10,365,433 and $987,161, or 727,399 shares and 69,274 shares, respectively, of common stock attributable to the DRP.
As of December 31, 2015 and 2014, $2,563,769 and $608,904 of distributions declared were payable, which included $1,380,280 and $293,521, or 96,862 shares and 20,598 shares of common stock attributable to the DRP, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Distributions Paid
For the years ended December 31, 2015 and 2014, the Company paid cash distributions of $8,326,089 and $921,535, which related to distributions declared for each day in the period from December 1, 2014 through November 30, 2015 and April 7, 2014 through November 30, 2014, respectively. Additionally, for the years ended December 31, 2015 and 2014, 651,135 and 48,676 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $9,278,674 and $693,640, respectively. For the years ended December 31, 2015 and 2014, the Company paid total distributions of $17,604,763 and $1,615,175, respectively.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 are as follows:

	Incurred For the
	Year Ended December 31,		Period From August 22, 2013 (inception) to December 31, 2013
	2015	2014
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$42,882	$—
Investment management fees(2)	7,068,718	472,828	—
Acquisition fees(2)	10,067,980	2,954,149	—
Acquisition expenses(3)	3,820,236	1,067,951	—
Loan coordination fees(2)	6,593,644	1,969,306	—
Property management:
Fees(2)	1,987,517	206,552	—
Reimbursement of onsite personnel(4)	6,633,219	639,062	—
Other fees(2)	584,060	75,779	—
Other operating expenses(1)	1,285,771	624,365	11,873
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management:
Fees	1,212,150	50,601	—
Reimbursement of labor costs	482,589	1,952	—
Additional paid-in capital
Other offering costs reimbursement	7,484,725	5,667,857	—
Selling commissions	25,535,008	8,815,057	—
Dealer manager fees	11,534,626	3,974,570	—
	$84,290,243	$26,562,911	$11,873
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Amounts attributable to the Advisor and its affiliates paid for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 are as follows:

	Paid During the
	Year Ended December 31,		Period From August 22, 2013 (inception) to December 31, 2013
	2015	2014
Consolidated Statements of Operations:
Expensed
Organization costs	$—	$42,882	$—
Investment management fees	6,165,489	324,882	—
Acquisition fees	10,138,680	2,372,731	—
Acquisition expenses	3,696,793	1,045,794	—
Loan coordination fees	6,873,644	1,689,306	—
Property management:
Fees	1,764,911	140,670	—
Reimbursement of onsite personnel	6,287,264	572,794	—
Other fees	559,787	68,980	—
Other operating expenses	1,542,357	313,434	—
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management:
Fees	1,091,370	44,006	—
Reimbursement of labor costs	26,763	1,952	—
Additional paid-in capital
Other offering costs reimbursement	6,165,543	5,667,857	—
Selling commissions	25,535,008	8,815,057	—
Dealer manager fees	11,534,626	3,974,570	—
	$81,382,235	$25,074,915	$—

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2015 and 2014, are as follows:

	Payable as of December 31,
	2015	2014
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,051,175	$147,946
Acquisition fees	510,718	581,418
Acquisition expenses	145,600	22,157
Loan coordination fees	—	280,000
Property management:
Fees	288,488	65,882
Reimbursement of onsite personnel	412,223	66,268
Other fees	31,072	6,799
Other operating expenses	66,218	322,804
Consolidated Balance Sheets:
Capitalized to building and improvements
Construction management:
Fees	127,375	6,595
Reimbursement of labor costs	455,826	—
Additional paid-in capital
Other offering costs reimbursement	1,319,182	—
Selling commissions	—	—
Dealer manager fees	—	—
	$4,407,877	$1,499,869
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. In addition, to the extent the Company does not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company may also reimburse costs of training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company will not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Public Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”).

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of December 31, 2015 and 2014, the Advisor had incurred $3,492,993 and $1,000,008, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2015 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$519,600,347	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$77,940,052	15.00%

O&O expenses recorded:
Sales commissions	$34,350,065	6.61%
Broker dealer fees	15,509,196	2.98%
Offering cost reimbursements	13,152,582	2.53%
Organizational costs reimbursements	42,882	0.01%
Total O&O cost reimbursements recorded by the Company	$63,054,725	12.14%
When recognized, organization costs are expensed as incurred. From inception through December 31, 2015, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Offering costs, including selling commissions and dealer manager fees, are deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds. For the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, the Advisor incurred $11,166,986, $7,999,355 and $1,221,393 of offering costs related to the Public Offering, respectively. The Advisor has incurred total offering costs related to the Public Offering of $20,387,734 from inception through December 31, 2015, of which $7,235,152 is deferred and may be reimbursable, subject to the limitations described above and the approval of the independent directors.
The Company accrued $1,319,182 and $0 for the reimbursement of offering costs in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively. The deferred offering costs of $7,235,152 were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded the 10% limitation described above.
Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of (1) the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate-related assets equaled $300,000,000, which occurred in December 2014. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of the Company’s investments in real properties and real estate-related assets. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
DECEMBER 31, 2015

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at December 31, 2015 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support, and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimburses the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations.
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
DECEMBER 31, 2015

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
For the year ended December 31, 2015, the Advisor and its affiliates incurred $1,285,771 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,171,633, none of which were in excess of the 2%/25% Limitation and are included in the $2,739,688 of general and administrative expenses recognized by the Company. As of December 31, 2015, the Company’s total operating expenses were 0.3% of its average invested assets and 2.5% of its net loss.
For the year ended December 31, 2014, the Advisor and its affiliates incurred $624,365 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $515,749, none of which were in excess of the 2%/25% Limitation and are included in the $1,670,171 of general and administrative expenses recognized by the Company.
Disposition Fee
If the Advisor or its affiliates provides a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2015 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2015.
Selling Commissions and Dealer Manager Fees
The Company pays the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Company allows a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. A reduced sales commission and dealer manager fee is paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee is paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may also reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager will negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

program. The Company terminated the Public Offering on March 24, 2016, and therefore does not expect to pay selling commissions and dealer manager fees subsequent to that date.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors was entitled to receive 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On both August 7, 2014 and August 13, 2015, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2014 and 2015 annual meetings of stockholders. The Company recorded stock-based compensation expense of $82,204 and $95,297, respectively, for the years ended December 31, 2015 and 2014 related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $242,000, $236,000 and $74,771 for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, respectively, related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia and Dallas/Fort Worth, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2015 and 2014:

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.43%	2.50%	$649,199

December 31, 2014
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2019	One-Month LIBOR	7	$196,930,600	0.17%	2.00%	$648,414
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013, resulted in an unrealized loss of $2,554,041, $578,014 and $0, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2015 and 2014, the Company acquired interest rate cap agreements of $2,554,826 and $1,226,428, respectively. The fair value of the interest rate cap agreements of $649,199 and $648,414 as of December 31, 2015 and 2014, respectively, is included in deferred financing costs and other assets, net on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2015 and 2014. The Company acquired 23 properties during the year ended December 31, 2015. These properties contributed $3,977,152 of revenues and $58,448,375 of net loss, including $1,460,459 of depreciation and

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

amortization, to the Company’s results of operations from the date of acquisition to December 31, 2015. The following unaudited pro forma information for the years ended December 31, 2015 and 2014 have been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2014. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2015	2014
Revenues	$125,712,013	$103,537,093
Net loss	$(59,380,964)	$(85,520,188)
Loss per common share, basic and diluted	$(1.67)	$(2.41)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2015 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2014 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenues	$7,745,819	$12,748,748	$20,192,686	$27,762,500	$68,449,753
Net loss	(7,479,298)	(11,484,039)	(14,219,859)	(17,510,928)	(50,694,124)
Loss per common share, basic and diluted	(0.61)	(0.61)	(0.58)	(0.57)	(2.33)
Distributions declared per common share	0.222	0.224	0.227	0.227	0.900
2014
Revenues	$—	$192,864	$1,740,048	$5,322,354	$7,255,266
Net loss	(278,932)	(1,647,016)	(2,432,975)	(7,481,532)	(11,840,455)
Loss per common share, basic and diluted	(3.33)	(2.27)	(0.86)	(1.19)	(4.74)
Distributions declared per common share	—	0.209	0.227	0.227	0.663
13.          Subsequent Events
Status of Our Offering
The Company terminated its initial public offering on March 24, 2016. As of March 23, 2016, the Company had sold 46,367,824 shares of common stock in the Public Offering for gross proceeds of $691,480,433, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752.
Distributions Paid
On January 4, 2016, the Company paid distributions of $2,563,769, which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015 and consisted of cash distributions paid in the amount of $1,183,489 and $1,380,280 in shares issued pursuant to the DRP.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2015

On February 1, 2016, the Company paid distributions of $2,818,956, which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016 and consisted of cash distributions paid in the amount of $1,288,994 and $1,529,962 in shares issued pursuant to the DRP.
On March 1, 2016, the Company paid distributions of $2,852,956, which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016 and consisted of cash distributions paid in the amount of $1,320,752 and $1,532,204 in shares issued pursuant to the DRP.
Acquisition of Fielder’s Creek
On March 23, 2016, the Company acquired a fee simple interest in Fielder’s Creek (the “Fielder’s Creek property”) located in Englewood, Colorado for a purchase price of $32,400,000, exclusive of closing costs. The Company financed the payment of the Fielder’s Creek property with proceeds from its initial public offering. The Fielder’s Creek property consists of nine three-story residential buildings and a two-story leasing office/clubhouse. The Fielder’s Creek property contains 217 units consisting of nine studio apartments, 99 one-bedroom apartments and 109 two-bedroom apartments that average 787 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Estimated Value per Share
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.46, effective May 1, 2016. Distributions that accrue during the month of April 2016, which will be paid in May 2016, will be reinvested at $14.25 per share on the May distribution payment date pursuant to the DRP.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

				Initial Cost of Company(1)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total(3)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$9,940,000	$1,130,314	$13,069,686	$14,200,000	$1,021,684	$1,130,314	$13,671,750	$14,802,064	$(879,717)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	19,530,000	3,087,687	24,776,563	27,864,250	1,188,423	3,087,687	25,477,229	28,564,916	(1,600,889)	2001	6/30/2014
Club at Summer Valley	Austin, TX	100%	15,050,000	4,850,153	16,649,847	21,500,000	837,192	4,850,153	16,823,260	21,673,413	(903,100)	1983	8/28/2014
Terrace Cove Apartment Homes	Austin, TX	100%	16,450,000	5,469,361	18,030,639	23,500,000	1,468,922	5,469,361	18,756,487	24,225,848	(1,024,943)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	73,660,600	8,682,823	89,817,177	98,500,000	3,135,304	8,682,823	90,808,595	99,491,418	(4,290,437)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	34,300,000	7,012,787	41,987,213	49,000,000	2,519,067	7,012,787	43,276,726	50,289,513	(1,944,300)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	28,000,000	4,325,607	35,674,393	40,000,000	930,065	4,325,607	35,806,222	40,131,829	(1,473,449)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	17,500,000	1,276,787	23,723,213	25,000,000	835,020	1,276,787	24,007,840	25,284,627	(811,267)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	35,700,000	5,813,218	45,186,782	51,000,000	1,910,176	5,813,218	45,504,265	51,317,483	(1,477,873)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	13,440,000	1,607,980	17,592,020	19,200,000	161,328	1,607,980	17,095,155	18,703,135	(521,976)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	22,125,000	3,299,502	25,939,054	29,238,556	60,590	3,299,502	25,518,905	28,818,407	(845,182)	2014	3/30/2015
Randall Highlands Apartments	North Aurora, IL	100%	22,480,500	2,499,350	29,787,091	32,286,441	97,527	2,499,350	29,134,511	31,633,861	(878,933)	2013	3/31/2015
Heritage Place Apartments	Franklin, TN	100%	7,200,000	1,697,036	7,952,964	9,650,000	377,720	1,697,036	8,150,043	9,847,079	(227,392)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	11,515,000	3,599,586	12,850,414	16,450,000	737,741	3,599,586	13,301,402	16,900,988	(335,504)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	50,400,000	7,747,295	64,252,705	72,000,000	762,150	7,747,295	63,209,109	70,956,404	(1,529,604)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	26,320,000	5,895,389	31,704,611	37,600,000	743,004	5,895,389	31,644,148	37,539,537	(721,822)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	37,380,000	7,219,143	46,180,857	53,400,000	1,011,963	7,219,143	45,799,081	53,018,224	(991,746)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	45,300,000	7,553,349	59,246,651	66,800,000	827,888	7,553,349	58,345,291	65,898,640	(1,112,784)	1989	6/30/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

				Initial Cost of Company(1)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(2)	Total(3)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carrington Park	Kansas City, MO	100%	$29,610,000	$2,517,886	$36,962,114	$39,480,000	$150,849	$2,517,886	$37,112,963	$39,630,849	$(1,193,350)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	28,875,000	3,941,458	34,558,542	38,500,000	370,401	3,941,458	34,928,943	38,870,401	(1,188,967)	2003	8/26/2015
Meadows at North Richland Hills	North Richland Hills, TX	100%	24,450,000	4,054,337	28,545,663	32,600,000	289,447	4,054,337	28,835,110	32,889,447	(1,433,994)	1997	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	34,225,000	3,938,677	42,261,323	46,200,000	55,826	3,938,677	42,317,149	46,255,826	(1,053,559)	1999	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	39,150,000	5,386,400	46,813,600	52,200,000	153,613	5,386,400	46,967,213	52,353,613	(1,208,509)	2002	9/23/2015
The Shores	Oklahoma City, OK	100%	24,746,663	2,100,531	34,149,469	36,250,000	15,139	2,100,531	34,164,608	36,265,139	(798,737)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	45,375,000	4,789,210	55,710,790	60,500,000	24,624	4,789,210	55,735,414	60,524,624	(1,221,187)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	43,600,000	1,899,956	56,600,044	58,500,000	22,685	1,899,956	56,622,729	58,522,685	(832,889)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	28,210,000	2,461,583	37,838,417	40,300,000	—	2,461,583	37,838,417	40,300,000	(224,082)	1987	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	38,550,000	9,991,810	41,408,190	51,400,000	5,801	9,991,810	41,413,992	51,405,802	(169,526)	2002	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	33,150,000	2,436,847	41,763,153	44,200,000	—	2,436,847	41,763,153	44,200,000	(122,374)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	—	4,064,811	43,685,189	47,750,000	—	4,064,811	43,685,190	47,750,001	(19,555)	2005	12/30/2015
			$856,232,763	$130,350,873	$1,104,718,374	$1,235,069,247	$19,714,149	$130,350,873	$1,107,714,900	$1,238,065,773	$(31,037,647)
______________
(1) Initial Cost of Company represents costs at acquisition that are included in real estate on the accompanying consolidated balance sheets.
(2) Building and improvements include tenant origination and absorption costs.
(3) The aggregate cost of real estate for federal income tax purposes was $1.3 billion as of December 31, 2015.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

There were no acquisitions in the period from August 22, 2013 (inception) to December 31, 2013. A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015 and 2014:

	2015	2014
Real Estate:
Balance at the beginning of the year	$274,396,762	$—
Acquisitions	960,504,997	274,564,250
Improvements	18,974,260	739,889
Write-off of fully depreciated and amortized assets	(15,810,246)	(907,377)
Balance at the end of the year	$1,238,065,773	$274,396,762

Accumulated depreciation:
Balance at the beginning of the year	$4,409,133	$—
Depreciation expense	42,438,760	5,316,510
Write-off of fully depreciated and amortized assets	(15,810,246)	(907,377)
Balance at the end of the year	$31,037,647	$4,409,133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 29, 2016.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 29, 2016

Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 29, 2016
Kevin J. Keating

/s/ Ella S. Neyland
Ella S. Neyland	President and Director	March 29, 2016

/s/ G. Brian Christie
G. Brian Christie	Director	March 29, 2016

/s/ Thomas H. Purcell
Thomas H. Purcell	Director	March 29, 2016

/s/ Kerry D. Vandell
Kerry D. Vandell	Director	March 29, 2016