Form 10-Q
period 2016-03-31
Steadfast Apartment REIT, Inc.
filed 2016-05-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of May 6, 2016, there were 48,857,944 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$134,570,816	$130,350,873
Building and improvements	1,130,304,157	1,094,714,957
Tenant origination and absorption costs	7,378,352	12,999,943
Total real estate, cost	1,272,253,325	1,238,065,773
Less accumulated depreciation and amortization	(42,096,763)	(31,037,647)
Total real estate, net	1,230,156,562	1,207,028,126
Cash and cash equivalents	155,862,935	31,386,377
Restricted cash	9,941,017	13,335,169
Rents and other receivables	13,879,009	4,504,879
Other assets	2,966,388	2,437,643
Total assets	$1,412,805,911	$1,258,692,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$17,569,993	$18,988,582
Notes Payable:
Mortgage notes payable, net	665,914,403	665,841,269
Revolving credit facility, net	184,999,979	184,924,756
Total notes payable, net	850,914,382	850,766,025
Distributions payable	3,390,869	2,563,769
Due to affiliates	4,836,367	4,407,877
Total liabilities	876,711,611	876,726,253
Commitments and contingencies (Note 9)
Redeemable common stock	13,133,791	9,401,360
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 48,618,779 and 35,504,854 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	486,188	355,048
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	626,210,028	456,614,453
Cumulative distributions and net losses	(103,735,717)	(84,404,930)
Total stockholders’ equity	522,960,509	372,564,581
Total liabilities and stockholders’ equity	$1,412,805,911	$1,258,692,194

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$28,796,084	$7,008,979
Tenant reimbursements and other	3,723,835	736,840
Total revenues	32,519,919	7,745,819
Expenses:
Operating, maintenance and management	7,705,961	1,900,733
Real estate taxes and insurance	4,910,802	1,140,952
Fees to affiliates	4,910,716	3,464,033
Depreciation and amortization	17,355,776	5,356,169
Interest expense	6,531,549	1,760,583
General and administrative expenses	1,166,753	576,432
Acquisition costs	206,284	1,026,215
Total expenses	42,787,841	15,225,117
Net loss	$(10,267,922)	$(7,479,298)
Loss per common share — basic and diluted	$(0.25)	$(0.61)
Weighted average number of common shares outstanding — basic and diluted	40,634,788	12,235,415
Distributions declared per share	$0.224	$0.222

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED MARCH 31, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	9,179,536	$91,795	1,000	$10	$117,443,760	$(14,151,178)	$103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Redemption of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	355,048	1,000	10	456,614,453	(84,404,930)	372,564,581
Issuance of common stock	13,135,524	131,356	—	—	195,145,615	—	195,276,971
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,658,517)	—	(17,658,517)
Transfers to redeemable common stock	—	—	—	—	(3,735,990)	—	(3,735,990)
Redemption of common stock	(21,599)	(216)	—	—	(291,666)	—	(291,882)
Other offering costs to affiliates	—	—	—	—	(3,882,612)	—	(3,882,612)
Distributions declared	—	—	—	—	—	(9,062,865)	(9,062,865)
Amortization of stock-based compensation	—	—	—	—	18,745	—	18,745
Net loss	—	—	—	—	—	(10,267,922)	(10,267,922)
BALANCE, March 31, 2016	48,618,779	$486,188	1,000	$10	$626,210,028	$(103,735,717)	$522,960,509

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(10,267,922)	$(7,479,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,355,776	5,356,169
Amortization of deferred financing costs	211,290	43,578
Amortization of stock-based compensation	18,745	14,067
Change in fair value of interest rate cap agreements	499,740	664,110
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,188,832	(739,097)
Rents and other receivables	(617,787)	(249,091)
Other assets	71,615	(54,068)
Accounts payable and accrued liabilities	(373,144)	1,634,081
Due to affiliates	(1,341,386)	(729,516)
Net cash provided by (used in) operating activities	8,745,759	(1,539,065)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(31,700,000)	(154,364,900)
Additions to real estate investments	(9,475,667)	(1,134,746)
Escrow deposits for pending real estate acquisitions	(1,800,100)	(3,950,100)
Restricted cash for investing activities	205,320	(109,224)
Purchase of interest rate cap agreements	—	(592,150)
Net cash used in investing activities	(42,770,447)	(160,151,120)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	75,680,500
Principal payments on mortgage notes payable	(62,933)	—
Proceeds from issuance of common stock	182,078,189	100,645,056
Payments of commissions on sale of common stock and related dealer manager fees	(16,690,922)	(9,772,776)
Reimbursement of other offering costs to affiliates	(2,737,880)	(607,480)
Payment of deferred financing costs	—	(489,210)
Distributions to common stockholders	(3,793,326)	(1,113,641)
Redemptions of common stock	(291,882)	(33,551)
Net cash provided by financing activities	158,501,246	164,308,898
Net increase in cash and cash equivalents	124,476,558	2,618,713
Cash and cash equivalents, beginning of period	31,386,377	28,595,826
Cash and cash equivalents, end of period	$155,862,935	$31,214,539

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,899,331	$972,481
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$827,100	$499,349
Application of escrow deposits to acquire real estate	$700,000	$2,450,100
Increase/(Decrease) in amounts receivable from transfer agent	$8,756,343	$(63,814)
Increase in amounts payable to affiliates for other offering costs	$1,144,732	$649,550
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$4,442,439	$1,096,309
Increase in redeemable common stock	$3,735,990	$1,062,758
Increase in redemptions payable	$3,559	$36,349
(Decrease)/Increase in accounts payable and accrued liabilities from additions to real estate investments	$(1,049,004)	$91,077
Decrease in due to affiliates from additions to real estate investments	$(342,451)	$—
Increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$967,595	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepted subscriptions for shares of its common stock, the Company transferred substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
As of March 31, 2016, the Company owned 31 multifamily properties comprising a total of 10,075 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752.
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.46, effective May 1, 2016. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Company, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, also provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, other than Accounting Standard Update (“ASU”) 2015-03, as amended by ASU 2015-15, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2016.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
March 31, 2016
(unaudited)

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
Interest rate cap agreements - These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$149,459	$—

	December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$649,199	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2016 and December 31, 2015, the fair value of the notes payable was $838,630,666 and $827,207,564, respectively, compared to the carrying value of $850,914,382 and $850,766,025, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the year ended December 31, 2015 were based on daily record dates and calculated at a rate of $0.002466 per share per day. Distributions declared during the three months ended March 31, 2016 were based on daily record dates and calculated at a rate of $0.002459 per share per day. Each day during the period from January 1, 2015 to March 31, 2016 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2016 and 2015, the Company declared distributions totaling $0.224 and $0.222 per share of common stock, respectively.
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
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs following ASU 2015-03, as amended by ASU 2015-15, as further described below. As a result, the Company reclassified net debt issuance

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

costs of $4,091,494 and $1,375,244 from other assets as of December 31, 2015 to mortgage notes payable, net and revolving credit facility, net, respectively, on the consolidated balance sheets.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is still evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, that eliminates the concept of extraordinary items from GAAP. The objective of the new guidance is to simplify the income statement presentation requirements of GAAP. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
In February 2015, the FASB issued ASU 2015-02, Consolidation, that provides amendments to the consolidation analysis. The amendments in this new guidance affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. The Company did not experience a material impact from adopting this new guidance.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs related to both mortgage notes payable and line-of-credit arrangements of $3,955,426 and $1,300,021, respectively, as of March 31, 2016 and $4,091,494 and $1,375,244, respectively, as of December 31, 2015, from other assets to mortgage notes payable, net and revolving credit facility, net on the consolidated balance sheets.
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
3.          Real Estate
As of March 31, 2016, the Company owned 31 multifamily properties comprising a total of 10,075 apartment homes. The total acquisition price of the Company’s real estate portfolio was $1,267,559,250. As of March 31, 2016 and December 31, 2015, the Company’s portfolio was approximately 93.4% and 93.6% occupied and the average monthly rent was $1,043 and $1,037, respectively.
Current Year Acquisitions
During the three months ended March 31, 2016, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Fielder’s Creek	Englewood, CO	3/23/2016	217	$4,219,943	$27,504,988	$675,069	$32,400,000
			217	$4,219,943	$27,504,988	$675,069	$32,400,000
As of March 31, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$134,570,816	$1,130,304,157	$7,378,352	$1,272,253,325
Less: Accumulated depreciation and amortization	—	(37,229,000)	(4,867,763)	(42,096,763)
Net investments in real estate and related lease intangibles	$134,570,816	$1,093,075,157	$2,510,589	$1,230,156,562

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$130,350,873	$1,094,714,957	$12,999,943	$1,238,065,773
Less: Accumulated depreciation and amortization	—	(25,498,027)	(5,539,620)	(31,037,647)
Net investments in real estate and related lease intangibles	$130,350,873	$1,069,216,930	$7,460,323	$1,207,028,126
Depreciation and amortization expense was $17,355,776 and $5,356,169 for the three months ended March 31, 2016 and 2015, respectively.
Depreciation of the Company’s buildings and improvements was $11,730,973 and $2,512,825 for the three months ended March 31, 2016 and 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $5,624,803 and $2,843,344 for the three months ended March 31, 2016 and 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of March 31, 2016, the Company’s real estate portfolio comprised 10,075 apartment homes and was 93.4% occupied by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,571,800 and $2,332,451 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2016 and December 31, 2015, other assets consisted of:

	March 31, 2016	December 31, 2015
Prepaid expenses	$730,947	$1,025,130
Interest rate cap agreements	149,459	649,199
Escrow deposits for pending real estate acquisitions	1,100,100	—
Other deposits	985,882	763,314
	$2,966,388	$2,437,643

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2016 and December 31, 2015.

	March 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.51%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,283,729
Mortgage notes payable, gross	23				2.71%	669,869,829
Deferred financing costs, net(2)						(3,955,426)
Mortgage notes payable, net						$665,914,403

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.50%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,346,663
Mortgage notes payable, gross	23				2.71%	669,932,763
Deferred financing costs, net(2)						(4,091,494)
Mortgage notes payable, net						$665,841,269
___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of March 31, 2016 and December 31, 2015 was $506,313 and $370,246, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”), in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at anytime during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
As of March 31, 2016 and December 31, 2015, the advances obtained under the Credit Facility are summarized in the following table. Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

		Amount of Advance as of
Collateralized Property	Date of Advance	March 31, 2016	December 31, 2015
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
		$186,300,000	$186,300,000
Deferred financing costs, net(1)		(1,300,021)	(1,375,244)
Revolving credit facility, net		$184,999,979	$184,924,756
___________

(1)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of March 31, 2016 and December 31, 2015, was $163,965 and $88,742, respectively.
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first date of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.59% as of March 31, 2016. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between the amount of (i) the commitment and (ii) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (i) maximum facility available and (ii) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The following is a summary of the Company’s aggregate maturities as of March 31, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt(1)	$856,169,829	$214,771	$354,196	$2,500,933	$4,696,197	$195,957,640	$652,446,092
___________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2016, the Company was in compliance with all financial and non-financial debt covenants.
For the three months ended March 31, 2016 and 2015, the Company incurred interest expense of $6,531,549 and $1,760,583, respectively. Interest expense for the three months ended March 31, 2016 and 2015 includes amortization of deferred financing costs of $211,290 and $43,578, net unrealized losses from the change in fair value of interest rate cap agreements of $499,740 and $664,110 and Credit Facility commitment fees of $3,463 and $0, respectively.
Interest expense of $1,977,683 and $1,633,915 was payable as of March 31, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 31, 2016, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,296,659, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,552,972. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $11,875,418 and $3,119,075 of amounts due from the Company’s transfer agent as of March 31, 2016 and December 31, 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
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
March 31, 2016
(unaudited)

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
The issuance and vesting activity for the three months ended March 31, 2016 and year ended December 31, 2015 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Nonvested shares at the beginning of the period	11,247	11,248
Granted shares	—	4,998
Vested shares	(2,500)	(4,999)
Nonvested shares at the end of the period	8,747	11,247
Included in general and administrative expenses is $18,745 and $14,067 for the three months ended March 31, 2016 and 2015, for compensation expense related to the issuance of restricted common stock. As of March 31, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $103,689. The weighted average remaining term of the restricted common stock was 1.09 years as of March 31, 2016. As of March 31, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP was $14.25. On March 24, 2016, the Company’s board of directors determined a price per share for the DRP of $14.46, effective May 1, 2016. As a result, distributions that accrue during the month of April 2016, which will be paid in May 2016, will be reinvested at $14.25 per share on the May distribution payment date pursuant to the DRP. Beginning on the June distribution payment date, distributions will be reinvested at $14.46 per share.
The Company’s board of directors may again, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
Prior to the date the Company published an estimated value per share of its common stock, the purchase price for shares repurchased under the Company’s share repurchase plan was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Purchase Price
2 years	95.0% of Purchase Price
3 years	97.5% of Purchase Price
4 years	100.0% of Purchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
Following March 29, 2016, the date upon which the Company published an estimated value per share, the purchase price for shares repurchased under the Company’s share repurchase plan is as follows:

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
March 31, 2016
(unaudited)

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)	The required one year holding period to be eligible to redeem shares under the Company’s share repurchase plan does not apply in the event of death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)	For purposes of the share repurchase program, the “Estimated Value per Share” will equal the most recently determined estimated value per share of the Company.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2016, the Company redeemed a total of 21,599 shares with a total redemption value of $291,882 and received requests for the redemption of 21,764 shares with a total redemption value of $295,439. As of March 31, 2016, the Company had 21,764 shares of outstanding and unfulfilled redemption requests and recorded $295,439 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. The Company redeemed the outstanding redemption requests as of March 31, 2016 of $295,439 on the April 29, 2016 Repurchase Date.
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
March 31, 2016
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
Pursuant to the share repurchase plan, for the three months ended March 31, 2016 and 2015, the Company reclassified $3,735,990 and $1,062,758, net of $291,882 and $33,551 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use from the Public Offering to fund distributions. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during the three months ended March 31, 2015 and $0.002459 per day for each share during the three months ended March 31, 2016, which, if paid over a 365-day period and 366-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three months ended March 31, 2016 and 2015 were $9,062,865 and $2,709,299, including $4,863,892 and $1,374,500, or 341,326 shares and 96,456 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2016 and December 31, 2015, $3,390,869 and $2,563,769 of distributions declared were payable, which included $1,801,733 and $1,380,280, or 126,438 shares and 96,862 shares of common stock attributable to the DRP, respectively.
Distributions Paid
For the three months ended March 31, 2016 and 2015, the Company paid cash distributions of $3,793,326 and $1,113,641, which related to distributions declared for each day in the period from December 1, 2015 through February 29, 2016 and December 1, 2014 through February 28, 2015, respectively. Additionally, for the three months ended March 31, 2016 and 2015,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

311,750 and 76,934 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $4,442,439 and $1,096,309, respectively. For the three months ended March 31, 2016 and 2015, the Company paid total distributions of $8,235,765 and $2,209,950, respectively.
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
Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of March 31, 2016 and December 31, 2015 are as follows:

	Incurred For The Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,380,653	$810,046	$12,399	$1,051,175
Acquisition fees(1)	333,641	1,609,063	—	510,718
Acquisition expenses(2)	164,558	667,265	9,092	145,600
Loan coordination fees(1)	—	756,805	—	—
Property management:
Fees(1)	928,519	223,849	312,696	288,488
Reimbursement of onsite personnel(3)	2,946,887	701,042	602,626	412,223
Other fees(1)	267,903	64,270	31,733	31,072
Other operating expenses(4)	411,353	259,167	195,562	66,218
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(5)	482,083	87,313	93,808	127,375
Reimbursement of labor costs(5)	660,605	3,376	146,942	455,826
Additional paid-in capital
Other offering costs reimbursement	3,882,612	1,257,030	2,463,914	1,319,182
Selling commissions	12,016,140	6,729,532	967,595	—
Dealer manager fees	5,642,377	3,043,244	—	—
	$31,117,331	$16,212,002	$4,836,367	$4,407,877

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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
(5)    Included in building and improvements in the accompanying consolidated balance sheets.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. After the termination of the Public Offering, the Advisor will reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceed 15% of the gross proceeds raised in the Primary Offering. To the extent the Company did not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company could also reimburse costs of training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers; provided, however, that the Company could not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation paid by the Company to exceed 10% of the gross offering proceeds of the Public Offering, as required by the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”). Through the termination of the Public Offering, underwriting compensation paid by the Company did not exceed 10% of the gross offering proceeds raised in the Public Offering.
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of March 31, 2016 and December 31, 2015, the Advisor had incurred $5,013,881 and $3,492,993, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through March 31, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$710,434,879	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$106,565,232	15.00%

O&O expenses recorded:
Sales commissions	$46,366,205	6.53%
Broker dealer fees	21,151,573	2.98%
Offering cost reimbursements	17,035,194	2.40%
Organizational costs reimbursements	42,882	0.01%
Total O&O cost reimbursements recorded by the Company	$84,595,854	11.91%
When recognized, organization costs are expensed as incurred. From inception through March 31, 2016, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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
March 31, 2016
(unaudited)

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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each a “Property Management Agreement”) at March 31, 2016 ranges from 2.75% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, and support and training services. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
Construction Management Fees and Expenses
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred, as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company may also reimburse the Construction Manager for the salaries and related benefits of its employees for time spent working on capital improvements and renovations.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of March 31, 2016, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2016.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission will be paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager would negotiate the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company terminated the Public Offering on March 24, 2016, and as of March 31, 2016, expects to pay trailing selling commissions subsequent to that date of $967,595, which were charged to additional paid-in capital and is included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
March 31, 2016
(unaudited)

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
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On both August 7, 2014 and August 13, 2015, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2014 and 2015 annual meetings of stockholders. The Company recorded stock-based compensation expense of $18,745 and $14,067 for the three months ended March 31, 2016 and 2015, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $63,750 and $60,750 for the three months ended March 31, 2016 and 2015 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, and Dallas/Fort Worth, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2016 and December 31, 2015:

March 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.44%	2.54%	$149,459

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.43%	2.50%	$649,199
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2016 and 2015 resulted in an unrealized loss of $499,740 and $664,110, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2016 and 2015, the Company acquired interest rate cap agreements of $0 and $592,150, respectively. The fair value of the interest rate cap agreements of $149,459 and $649,199 as of March 31, 2016 and December 31, 2015, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three months ended March 31, 2016 and 2015. The Company acquired one property during the three months ended March 31, 2016. This property contributed $65,114 of revenues and $178,534 of net loss, including $58,866 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to March 31, 2016. The following unaudited pro forma information for the three months ended March 31, 2016 and 2015 have been provided to give effect to the acquisition of the property as if it had occurred on January 1, 2015. This pro forma information does not purport to represent what the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

actual results of operations of the Company would have been had this acquisition occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended March 31,
	2016	2015
Revenues	$33,113,179	$8,396,958
Net loss	$(10,264,464)	$(11,527,963)
Loss per common share, basic and diluted	$(0.21)	$(0.24)
The pro forma information reflects adjustments for actual revenues and expenses of the property acquired during the three months ended March 31, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the property on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the property; and (3) transaction costs have been adjusted for the acquisition of the property.
12.          Subsequent Events
Distributions Paid
On April 1, 2016, the Company paid distributions of $3,390,869, which related to distributions declared for each day in the period from March 1, 2016 through March 31, 2016 and consisted of cash distributions paid in the amount of $1,589,136 and $1,801,733 in shares issued pursuant to the DRP.
On May 2, 2016, the Company paid distributions of $3,602,776, which related to distributions declared for each day in the period from April 1, 2016 through April 30, 2016 and consisted of cash distributions paid in the amount of $1,685,742 and $1,917,034 in shares issued pursuant to the DRP.
Distribution Reinvestment Plan
On April 5, 2016, the Company filed a Form S-3 with the SEC to offer up to 10,000,000 shares of common stock to existing stockholders pursuant to the DRP.

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2016.
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT. We intend to use the remaining net proceeds from our ongoing initial public offering, which terminated on March 24, 2016 (as further described below), to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-11 filed with the SEC to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We also offered up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. We continue to offer shares of our common stock pursuant to our distribution reinvestment plan.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. In connection with the determination of our estimated value per share, our board of directors increased the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.46, effective May 1, 2016. Our board of directors may again, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accepted subscriptions for shares of common stock, we transferred substantially all of the net proceeds of the offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief

PART I — FINANCIAL INFORMATION (continued)

under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.
Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing to live in a variety of rental housing. Our plan is to provide rental housing for these multi-generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000. We believe this creates a demand for multifamily housing.
Our Real Estate Portfolio
As of March 31, 2016, we owned the 31 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,868,891	97.7%	97.2%	$908	$901
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,404,493	93.8%	94.1%	850	860
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,951,211	95.0%	94.6%	880	886
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,342,021	94.7%	93.8%	874	870
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,332,963	92.0%	93.8%	1,137	1,128
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,136,395	95.0%	96.0%	897	873
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,819,538	94.4%	93.7%	1,112	1,102
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,377,747	91.1%	91.7%	1,050	1,014
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,533,029	90.9%	92.7%	971	955
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,291,708	91.3%	91.7%	792	809
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,996,967	92.3%	88.6%	1,103	846
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,338,878	95.9%	97.3%	1,686	1,688

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	$9,650,000	$7,056,237	95.2%	93.3%	$953	$942
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,349,704	94.4%	91.1%	846	811
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,174,781	91.7%	95.1%	901	893
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,140,599	93.1%	93.1%	970	943
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,158,702	92.2%	93.9%	1,094	1,053
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,093,478	91.0%	92.0%	781	786
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,461,240	93.3%	95.3%	1,022	989
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,799,288	92.4%	94.3%	1,273	1,292
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,385,890	95.2%	94.0%	1,205	1,217
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,018,352	97.3%	93.1%	1,466	1,389
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,036,257	95.5%	92.9%	1,160	1,227
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,683,729	91.7%	91.0%	983	1,018
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,139,644	97.1%	96.2%	1,683	1,667
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,185,394	89.3%	90.1%	1,289	1,292
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,055,670	91.5%	92.4%	1,123	1,226
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,442,280	94.2%	95.2%	842	868
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,056,976	95.5%	90.5%	1,321	1,337
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	97.0%	97.3%	1,022	1,024
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	97.2%	—%	1,037	—
				10,075	$1,267,559,250	$851,632,062	93.4%	93.6%	$1,043	$1,037

(1)	At March 31, 2016, our portfolio was approximately 96.0% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes deferred financing costs of $717,680 related to the revolving credit facility at the company level.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial

PART I — FINANCIAL INFORMATION (continued)

statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 29, 2016. There have been no significant changes to our accounting policies during the period covered by this report other than described in Note 2 to our condensed consolidated unaudited financial statements in this quarterly report in the discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including legal, accounting, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. After the termination of our initial public offering, our advisor will reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our initial public offering. No amounts were owed to us by our advisor pursuant to the advisory agreement.
In addition, to the extent we did not pay the full sales commissions or dealer manager fee for shares sold in our initial public offering, we could also reimburse costs of training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our initial public offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers; provided, however, that we would not pay any of the foregoing costs to the extent that such payment would cause total underwriting compensation to exceed 10% of the gross offering proceeds of our primary offering, as required by the rules of the Financial Industry Regulatory Authority, Inc. Through the termination of our initial public offering, underwriting compensation paid by us did not exceed 10% of the gross offering proceeds raised in our initial public offering.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015 and 2014.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our

PART I — FINANCIAL INFORMATION (continued)

distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the year ended December 31, 2015 and $0.002459 per share per day during the three months ended March 31, 2016, which, if paid over a 365-day period and 366-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid for the last five fiscal quarters ended March 31, 2016, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by (Used In) Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds
First Quarter 2015	$2,709,299	$0.222	$1,113,641	$1,096,309	$2,209,950	$—	$2,209,950	$(1,539,065)
Second Quarter 2015	4,244,754	0.224	1,807,842	2,001,634	3,809,476	—	3,809,476	(1,340,411)
Third Quarter 2015	5,586,074	0.227	2,420,013	2,744,538	5,164,551	—	5,164,551	(2,745,332)
Fourth Quarter 2015	7,019,501	0.227	2,984,593	3,436,193	6,420,786	2,365,843	4,054,943	2,365,843
First Quarter 2016	9,062,865	0.224	3,793,326	4,442,439	8,235,765	8,235,765	—	8,745,759
	$28,622,493	$1.124	$12,119,415	$13,721,113	$25,840,528	$10,601,608	$15,238,920	$5,486,794
____________________

(1)	Distributions during fiscal year 2015 and the first quarter of 2016 were based on daily record dates and calculated at a rate of $0.002466 and $0.002459 per share per day, respectively.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2016, we paid aggregate distributions of $8,235,765, including $3,793,326 of distributions paid in cash and 311,750 shares of our common stock issued pursuant to our distribution reinvestment plan for $4,442,439. For the three months ended March 31, 2016, our net loss was $10,267,922, we had funds from operations, or FFO, of $7,087,854 and net cash provided by operations of $8,745,759. For the three months ended March 31, 2016, we funded all distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flow from operations. Since inception, on a cumulative basis, all distributions have been paid from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

at the end of the lease term and therefore will expose us to the effects of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.
As of March 31, 2016, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. After we have invested all of the net offering proceeds from our initial public offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and dealer manager. During our organization and offering stage, these payments included payments to the dealer manager for sales commissions and the dealer manager fee and payments to our advisor for reimbursement of certain organization and offering expenses. Our advisor has agreed to reimburse us within 60 days of the end of the month in which our initial public offering ends to the extent that sales commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our operating stage, we make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $155,862,935 as of March 31, 2016;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	cash flow from operations;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, remaining proceeds from our public offering, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing, including financing pursuant to our credit facility described below, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also utilize additional secured and unsecured financings and equity capital from joint venture partners. We may also conduct additional public or private offerings. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.

PART I — FINANCIAL INFORMATION (continued)

On August 26, 2015, we entered into a revolving credit facility with PNC Bank, National Association, in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased up to $350,000,000 at anytime during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the property for which such advances are used. As of March 31, 2016, $184,999,979 was outstanding on our revolving line of credit, net. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first date of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all. For additional information on our credit facility, see Note 5 to the consolidated financial statements contained in this quarterly report.
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
Cash Flows Used in Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of March 31, 2016, we owned 31 multifamily properties. During the three months ended March 31, 2016, net cash provided by operating activities was $8,745,759 compared to net cash used in operating activities of $1,539,065 for the three months ended March 31, 2015. The change in net cash provided by operating activities is primarily due to increases in net loss, restricted cash, due to affiliates and depreciation and amortization expense, partially offset by a decrease in accounts payable and accrued liabilities associated with 31 multifamily properties owned as of March 31, 2016 compared to the 12 multifamily properties owned as of March 31, 2015. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2016, net cash used in investing activities was $42,770,447 compared to $160,151,120 during the three months ended March 31, 2015. The decrease in net cash used in investing activities was primarily the result of our acquisition of one multifamily property during the three months ended March 31, 2016 compared to five acquisitions of multifamily properties during the three months ended March 31, 2015. Net cash used in investing activities during the three months ended March 31, 2016 consisted of the following:

•	$31,700,000 of cash used related to the acquisition of one multifamily property;

•	$9,475,667 of cash used for improvements to real estate investments;

•	$1,800,100 of cash used for deposits for potential real estate investments; and

•	$205,320 of cash provided by restricted cash accounts related to replacement reserves.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the three months ended March 31, 2016, net cash provided by financing activities was $158,501,246 compared to $164,308,898 during the three months ended March 31, 2015. Net cash provided by financing activities during the three months ended March 31, 2016 consisted of the following:

•
$162,649,387 of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $16,690,922 and (2) the reimbursement of other offering costs to affiliates in the amount of $2,737,880;

•	$62,933 of cash used for principal payments on mortgage notes payable;

•	$291,882 of cash paid for the redemption of common stock; and

•	$3,793,326 of net cash distributions, after giving effect to distributions reinvested by stockholders of $4,442,439.
Contractual Commitments and Contingencies
We use secured debt and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our initial public offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor or its affiliates in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets, the management of the development or improvement of our assets and costs incurred by our advisor in providing services to us.
As of March 31, 2016, we had indebtedness totaling an aggregate principal amount of $850,914,382, including the net deferred financing costs of $5,255,447. The following is a summary of our contractual obligations as of March 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$194,457,326	$17,540,349	$46,521,103	$44,639,300	$85,756,574
Principal payments on outstanding debt obligations	856,169,829	214,771	2,855,129	200,653,837	652,446,092
Total	$1,050,627,155	$17,755,120	$49,376,232	$245,293,137	$738,202,666
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2016. We incurred interest expense of $6,531,549 during the three months ended March 31, 2016, including amortization of deferred financing costs totaling $211,290 and net unrealized losses from the change in fair value of interest rate cap agreements of $499,740.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Villages at Spring Hill Apartments. As of March 31, 2016, we owned 31 multifamily properties compared to owning 12 multifamily properties at March 31, 2015. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three months ended March 31, 2016 and 2015 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our offering and expect to continue to deploy capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015
The following table summarizes the consolidated results of operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	Change $	Change %
Total revenues	$32,519,919	$7,745,819	$24,774,100	320%
Operating, maintenance and management	(7,705,961)	(1,900,733)	(5,805,228)	305%
Real estate taxes and insurance	(4,910,802)	(1,140,952)	(3,769,850)	330%
Fees to affiliates	(4,910,716)	(3,464,033)	(1,446,683)	42%
Depreciation and amortization	(17,355,776)	(5,356,169)	(11,999,607)	224%
Interest expense	(6,531,549)	(1,760,583)	(4,770,966)	271%
General and administrative expenses	(1,166,753)	(576,432)	(590,321)	102%
Acquisition costs	(206,284)	(1,026,215)	819,931	(80)%
Net loss	$(10,267,922)	$(7,479,298)	$(2,788,624)	37%

NOI(1)	$18,706,734	$4,416,015	$14,290,719	324%
FFO(2)	$7,087,854	$(2,123,129)	$9,210,983	434%
MFFO(2)	$8,127,519	$1,933,064	$6,194,455	320%
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

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended March 31, 2016, we had a net loss of $10,267,922 compared to $7,479,298 for the three months ended March 31, 2015. The increase in net loss of $2,788,624 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $5,805,228, the increase in real estate taxes and insurance of $3,769,850, the increase in fees to affiliates of $1,446,683, the increase in depreciation and amortization expense of $11,999,607, the increase in interest expense of $4,770,966 and the increase in general and administrative expenses of $590,321, partially offset by the increase in total revenues of $24,774,100 and the decrease in acquisition costs of $819,931. The increase in these expenses was due primarily to the increase in our property portfolio from 12 multifamily properties at March 31, 2015 to 31 multifamily properties at March 31, 2016.
Total revenues
Total revenues were $32,519,919 for the three months ended March 31, 2016 compared to $7,745,819 for the three months ended March 31, 2015. The increase of $24,774,100 was primarily due to operating 31 multifamily properties at March 31, 2016 compared to 12 multifamily properties at March 31, 2015. Our total units increased by 6,281 from 3,794 at March 31, 2015 to 10,075 at March 31, 2016. Average monthly rents per unit increased from $980 as of March 31, 2015 to $1,043 as of March 31, 2016 and average monthly occupancy increased to 93.4% as of March 31, 2016 from 92.8% as of March 31, 2015. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $7,705,961 for the three months ended March 31, 2016 compared to $1,900,733 for the three months ended March 31, 2015. The increase of $5,805,228 was primarily due to operating 31 multifamily properties as of March 31, 2016 compared to 12 multifamily properties as of March 31, 2015. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $4,910,802 for the three months ended March 31, 2016 compared to $1,140,952 for the three months ended March 31, 2015. The increase of $3,769,850 was due to the acquisition of 19 multifamily properties since March 31, 2015 and real estate taxes and insurance expenses for a full reporting period on properties acquired during March 31, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $4,910,716 for the three months ended March 31, 2016 compared to $3,464,033 for the three months ended March 31, 2015. The increase of $1,446,683 was primarily due to the increase in investment management and property management fees as a result of the growth of our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and a full year of operations for the multifamily property acquired during the three months ended March 31, 2016. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of our offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $17,355,776 for the three months ended March 31, 2016 compared to $5,356,169 for the three months ended March 31, 2015. The increase of $11,999,607 was primarily due to the net increase in depreciable and amortizable assets of $755,968,790 since March 31, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2016 was $6,531,549 compared to $1,760,583 for the three months ended March 31, 2015. The increase of $4,770,966 was primarily due to the increase in the notes payable balance (before deducting deferred financing fees) of $583,558,729 since March 31, 2015 due to financing incurred in connection with the acquisition of 15 multifamily properties since March 31, 2015 and the subsequent financing of two multifamily properties (initially acquired entirely in cash). Included in interest expense is the amortization of deferred financing costs of $211,290 and $43,578, the unrealized loss on derivative instruments of $499,740 and $664,110 and credit facility commitment fees of $3,463 and $0 for the three months ended March 31, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2016 were $1,166,753 compared to $576,432 for the three months ended March 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $590,321 was primarily due to the acquisition of 19 multifamily properties since March 31, 2015 and the continuing operation of the properties owned as of March 31, 2015. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended March 31, 2016 were $206,284 compared to $1,026,215 for the three months ended March 31, 2015. The decrease of $819,931 was due primarily to the acquisition of one multifamily property with an aggregate purchase price of $32,400,000 during the three months ended March 31, 2016, compared to the acquisition of five multifamily properties with an aggregate purchase price of $156,815,000 during the three months ended March 31, 2015. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.
Property Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2015. As of March 31, 2016, seven properties were categorized as same-store properties.

PART I — FINANCIAL INFORMATION (continued)

The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$7,555,713	$7,100,406	$455,307	6%
Operating expenses	3,287,024	3,066,638	220,386	7%
Net operating income	4,268,689	4,033,768	234,921	6%

Non-same-store properties:
Net operating income	14,438,045	382,247	14,055,798

Total net operating income(1)	$18,706,734	$4,416,015	$14,290,719
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2016 was $4,268,689 compared to $4,033,768 for the three months ended March 31, 2015. The 6% increase in same-store net operating income was a result of a 6% increase in same-store rental revenues partially offset by a 7% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2016 were $7,555,713 compared to $7,100,406 for the three months ended March 31, 2015. The 6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $926 as of March 31, 2015 to $974 as of March 31, 2016, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2016 were $3,287,024 compared to $3,066,638 for the three months ended March 31, 2015. The increase in same-store operating expenses was primarily attributable to an increase in property taxes at Terrace Cove Apartment Homes, Club at Summer Valley and Villages at Spring Hill Apartments for the three months ended March 31, 2016.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(10,267,922)	$(7,479,298)
Fees to affiliates (1)	3,714,294	3,175,914
Depreciation and amortization	17,355,776	5,356,169
Interest expense	6,531,549	1,760,583
General and administrative expenses	1,166,753	576,432
Acquisition costs	206,284	1,026,215
Net operating income	$18,706,734	$4,416,015
____________________

(1)
Fees to affiliates for the three months ended March 31, 2016 and 2015 excludes property management fees of $928,519 and $223,849 and other fees of $267,903 and $64,270, respectively, that are included in NOI.

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the early stage of the offering. MFFO is useful in assisting management and investors in assessing the sustainability of

PART I — FINANCIAL INFORMATION (continued)

operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Reconciliation of net loss to MFFO:
Net loss	$(10,267,922)	$(7,479,298)
Depreciation of real estate assets	11,730,973	2,512,825
Amortization of lease-related costs	5,624,803	2,843,344
FFO	7,087,854	(2,123,129)
Acquisition fees and expenses (1)(2)	539,925	3,392,083
Unrealized loss on derivative instruments	499,740	664,110
MFFO	$8,127,519	$1,933,064
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

(2)
Acquisition fees and expenses for the three months ended March 31, 2016 and 2015 includes acquisition fees of $333,641 and $1,609,063 and loan coordination fees of $0 and $756,805, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three months ended March 31, 2016 and 2015 also includes acquisition expenses of $206,284 and $1,026,215, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2016, the fair value of our fixed rate debt was $71,358,147 and the carrying value of our fixed rate debt was $67,869,123. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2016, the fair value of our variable rate debt was $767,272,519 and the carrying value of our variable rate debt was $783,045,259. Based on interest rates as of March 31, 2016, if interest rates are 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $8,010,176 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $3,502,449.
At March 31, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 2.53%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 2.68% at March 31, 2016. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of March 31, 2016 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION (continued)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act on December 30, 2013, at which time we commenced our initial public offering. Our initial public offering terminated on March 24, 2016. Upon termination of our initial public offering, we had sold 48,625,651 shares of our common stock, including 1,011,561 shares issued pursuant to the distribution reinvestment plan, for gross offering proceeds of $724,849,631.
On April 5, 2016, we registered with the SEC up to 10,000,000 shares of our common stock to be issued to existing shareholders pursuant to the distribution reinvestment plan.
From inception through March 31, 2016, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$67,517,778	Actual	9.50%
Other organization and offering costs	17,078,076	Actual	2.40%
Total expenses	$84,595,854	Actual	11.91%
Total public offering proceeds (excluding DRP proceeds)	$710,434,879	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	11.91%	Actual	11.91%
From the commencement of our initial public offering through March 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $640,253,777, including net offering proceeds from our distribution reinvestment plan of $14,414,752. For the period from inception through March 31, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 11.91%.
The net proceeds from our public offering have been used to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties with the remaining proceeds from our public offering. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2016, we had invested in 31 multifamily properties for a total purchase price of $1,267,559,250. These property acquisitions were funded from proceeds of our public offering and $802,015,019 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended March 31, 2016, we fulfilled redemption requests and redeemed shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Redeemed(1)	Total Number of Shares Redeemed	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2016	3,749	21,599	$13.51	(3)
February 2016	3,419	—	—	(3)
March 2016	14,596	—	—	(3)
	21,764	21,599
____________________

(1)
We generally redeem shares on the last business day of the month following the end of each fiscal quarter in which requests were received. At March 31, 2016, we had $295,439, representing 21,764 shares, of outstanding and unfulfilled redemption requests, all of which were fulfilled on April 29, 2016.

(2)	Pursuant to the plan, as amended, we currently redeem shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount paid to acquire the shares from us.

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

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049)
4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated April 15, 2015, of the Registrant)
4.2	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.3	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date:	May 13, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	May 13, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)