Form 10-Q
period 2016-06-30
Steadfast Apartment REIT, Inc.
filed 2016-08-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2016, there were 49,200,059 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$149,096,250	$130,350,873
Building and improvements	1,236,299,103	1,094,714,957
Tenant origination and absorption costs	3,914,787	12,999,943
Total real estate, cost	1,389,310,140	1,238,065,773
Less accumulated depreciation and amortization	(51,286,632)	(31,037,647)
Total real estate, net	1,338,023,508	1,207,028,126
Cash and cash equivalents	47,259,084	31,386,377
Restricted cash	10,950,727	13,335,169
Rents and other receivables	1,580,184	4,504,879
Other assets	1,984,470	2,437,643
Total assets	$1,399,797,973	$1,258,692,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$23,142,331	$18,988,582
Notes payable:
Mortgage notes payable, net	665,985,959	665,841,269
Revolving credit facilities, net	184,762,883	184,924,756
Total notes payable, net	850,748,842	850,766,025
Distributions payable	3,614,467	2,563,769
Due to affiliates	2,546,634	4,407,877
Total liabilities	880,052,274	876,726,253
Commitments and contingencies (Note 9)
Redeemable common stock	17,939,909	9,401,360
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 48,994,768 and 35,504,854 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	489,948	355,048
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	625,940,851	456,614,453
Cumulative distributions and net losses	(124,625,019)	(84,404,930)
Total stockholders’ equity	501,805,790	372,564,581
Total liabilities and stockholders’ equity	$1,399,797,973	$1,258,692,194

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$31,094,188	$11,467,698	$59,890,272	$18,476,677
Tenant reimbursements and other	3,577,035	1,281,050	7,300,870	2,017,889
Total revenues	34,671,223	12,748,748	67,191,142	20,494,566
Expenses:
Operating, maintenance and management	8,346,924	3,574,360	16,052,885	5,475,093
Real estate taxes and insurance	5,488,534	1,890,520	10,399,336	3,031,472
Fees to affiliates	6,758,674	6,119,943	11,669,390	9,583,976
Depreciation and amortization	15,926,395	7,713,616	33,282,171	13,069,785
Interest expense	6,204,972	2,091,384	12,736,521	3,851,967
General and administrative expenses	980,810	830,959	2,147,564	1,407,390
Acquisition costs	911,288	2,012,005	1,117,573	3,038,220
Total expenses	44,617,597	24,232,787	87,405,440	39,457,903
Net loss	$(9,946,374)	$(11,484,039)	$(20,214,298)	$(18,963,337)
Loss per common share — basic and diluted	$(0.20)	$(0.61)	$(0.45)	$(1.22)
Weighted average number of common shares outstanding — basic and diluted	48,856,678	18,938,435	44,745,839	15,606,864
Distributions declared per share	$0.224	$0.224	$0.448	$0.446

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	9,179,536	$91,795	1,000	$10	$117,443,760	$(14,151,178)	$103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Repurchase of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	355,048	1,000	10	456,614,453	(84,404,930)	372,564,581
Issuance of common stock	13,533,347	135,334	—	—	200,840,243	—	200,975,577
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(9,138,213)	—	(9,138,213)
Repurchase of common stock	(43,433)	(434)	—	—	(587,832)	—	(588,266)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(20,005,791)	(20,005,791)
Amortization of stock-based compensation	—	—	—	—	37,491	—	37,491
Net loss	—	—	—	—	—	(20,214,298)	(20,214,298)
BALANCE, June 30, 2016	48,994,768	$489,948	1,000	$10	$625,940,851	$(124,625,019)	$501,805,790

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(20,214,298)	$(18,963,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,282,171	13,069,785
Amortization of deferred financing costs	434,370	102,800
Amortization of stock-based compensation	37,491	28,134
Change in fair value of interest rate cap agreements	618,451	1,168,082
Proceeds from insurance claims	(651,325)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	1,896,614	(6,248,603)
Rents and other receivables	(194,380)	(323,164)
Other assets	434,722	(216,665)
Accounts payable and accrued liabilities	3,050,879	6,328,249
Due to affiliates	(1,424,719)	2,175,243
Net cash provided by (used in) operating activities	17,269,976	(2,879,476)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(139,149,800)	(404,664,900)
Additions to real estate investments	(21,672,625)	(3,309,230)
Escrow deposits for pending real estate acquisitions	(3,850,200)	(9,950,200)
Restricted cash for investing activities	487,828	(572,911)
Purchase of interest rate cap agreements	—	(1,677,024)
Proceeds from insurance claims	651,325	—
Net cash used in investing activities	(163,533,472)	(420,174,265)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	235,080,500
Principal payments on mortgage notes payable	(126,553)	—
Proceeds from issuance of common stock	193,953,604	185,935,342
Payments of commissions on sale of common stock and related dealer manager fees	(16,744,984)	(17,911,532)
Reimbursement of other offering costs to affiliates	(5,218,553)	(1,654,692)
Payment of deferred financing costs	(325,000)	(1,406,080)
Distributions to common stockholders	(8,814,045)	(2,921,483)
Repurchase of common stock	(588,266)	(103,455)
Net cash provided by financing activities	162,136,203	397,018,600
Net increase (decrease) in cash and cash equivalents	15,872,707	(26,035,141)
Cash and cash equivalents, beginning of period	31,386,377	28,595,826
Cash and cash equivalents, end of period	$47,259,084	$2,560,685

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,253,442	$2,319,266
Supplemental Disclosures of Noncash Transactions:
Increase in distributions payable	$1,050,698	$934,627
Application of escrow deposits to acquire real estate	$3,250,200	$8,050,100
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,052,642)	$1,461,600
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$10,141,048	$3,097,943
Increase in redeemable common stock	$9,138,213	$2,994,487
Increase in redemptions payable	$599,664	$64,963
Increase in accounts payable and accrued liabilities from additions to real estate investments	$503,206	$985,799
(Decrease) increase in due to affiliates from additions to real estate investments	$(298,278)	$89,441
Increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$914,396	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Substantially all of the Company’s business is conducted through Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership formed on August 27, 2013. The Company is the general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013. As the Company accepted subscriptions for shares of its common stock, the Company transferred substantially all of the net offering proceeds from its Public Offering (defined below) to the Operating Partnership as a contribution in exchange for limited partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
As of June 30, 2016, the Company owned 32 multifamily properties comprising a total of 10,799 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of June 30, 2016, the Company had issued 49,023,474 shares of common stock for gross offering proceeds of $730,548,240, including 1,409,446 shares of common stock issued pursuant to the DRP for gross offering proceeds of $20,113,361.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2016. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

(“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
June 30, 2016
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$30,748	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2016 and December 31, 2015, the fair value of the notes payable was $844,657,229 and $827,207,564, respectively, compared to the carrying value of $850,748,842 and $850,766,025, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the six months ended June 30, 2016 were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2016 through June 30, 2016. Each day during the period from January 1, 2016 to June 30, 2016 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2016, the Company declared distributions totaling $0.224 and $0.448 per share of common stock, respectively. During the three and six months ended June 30, 2015, the Company declared distributions totaling $0.224 and $0.446 per share of common stock, respectively.
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
June 30, 2016
(unaudited)

shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs following ASU 2015-03, as amended by ASU 2015-15, as further described below. As a result, the Company reclassified net debt issuance costs of $4,091,494 and $1,375,244 from other assets as of December 31, 2015 to mortgage notes payable, net and revolving credit facility, net, respectively, on the consolidated balance sheets.
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
June 30, 2016
(unaudited)

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Early adoption is permitted. Upon adoption, the Company reclassified net debt issuance costs related to both mortgage notes payable and line-of-credit arrangements of $3,820,251 and $1,537,117, respectively, as of June 30, 2016 and $4,091,494 and $1,375,244, respectively, as of December 31, 2015, from other assets to mortgage notes payable, net and revolving credit facility, net on the consolidated balance sheets.
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
3.          Real Estate
As of June 30, 2016, the Company owned 32 multifamily properties comprising a total of 10,799 apartment homes. The total acquisition price of the Company’s real estate portfolio was $1,377,559,250. As of June 30, 2016 and December 31, 2015, the Company’s portfolio was approximately 93.5% and 93.6% occupied and the average monthly rent was $1,058 and $1,037, respectively.
Current Year Acquisitions
During the six months ended June 30, 2016, the Company acquired the following property:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Landings of Brentwood	Brentwood, TN	5/18/2016	724	$14,525,434	$92,234,848	$3,239,718	$110,000,000
			724	$14,525,434	$92,234,848	$3,239,718	$110,000,000

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

As of June 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$149,096,250	$1,236,299,103	$3,914,787	$1,389,310,140
Less: Accumulated depreciation and amortization	—	(50,132,630)	(1,154,002)	(51,286,632)
Net investments in real estate and related lease intangibles	$149,096,250	$1,186,166,473	$2,760,785	$1,338,023,508

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$130,350,873	$1,094,714,957	$12,999,943	$1,238,065,773
Less: Accumulated depreciation and amortization	—	(25,498,027)	(5,539,620)	(31,037,647)
Net investments in real estate and related lease intangibles	$130,350,873	$1,069,216,930	$7,460,323	$1,207,028,126
Depreciation and amortization expense was $15,926,395 and $33,282,171 for the three and six months ended June 30, 2016, and $7,713,616 and $13,069,785 for the three and six months ended June 30, 2015, respectively.
Depreciation of the Company’s buildings and improvements was $12,936,873 and $24,667,847 for the three and six months ended June 30, 2016, and $4,234,483 and $6,747,308 for the three and six months ended June 30, 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $2,989,522 and $8,614,324 for the three and six months ended June 30, 2016, and $3,479,133 and $6,322,477 for the three and six months ended June 30, 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of June 30, 2016, the Company’s real estate portfolio comprised 10,799 apartment homes and was 97.1% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $2,896,572 and $2,332,451 as of June 30, 2016 and December 31, 2015, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

As of June 30, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2016 and December 31, 2015, other assets consisted of:

	June 30, 2016	December 31, 2015
Prepaid expenses	$259,449	$1,025,130
Interest rate cap agreements	30,748	649,199
Escrow deposits for pending real estate acquisitions	600,000	—
Other deposits	1,094,273	763,314
	$1,984,470	$2,437,643
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2016 and December 31, 2015.

	June 30, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.54%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,220,110
Mortgage notes payable, gross	23				2.74%	669,806,210
Deferred financing costs, net(2)						(3,820,251)
Mortgage notes payable, net						$665,985,959

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.50%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,346,663
Mortgage notes payable, gross	23				2.71%	669,932,763
Deferred financing costs, net(2)						(4,091,494)
Mortgage notes payable, net						$665,841,269

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of June 30, 2016 and December 31, 2015 was $641,489 and $370,246, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”), in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.62% as of June 30, 2016. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between the amount of (i) the commitment and (ii) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (i) maximum facility available and (ii) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
Revolving Line of Credit
On May 18, 2016, the Company entered into a secured revolving line of credit facility (the “Line of Credit”) with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provides for advances (each, an “LOC Loan” and collectively, the “LOC Loans”) solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit has a maturity date of May 17, 2019, subject to extension (the “LOC Maturity Date”), as further described in the Loan Agreement (the “LOC Loan Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property (the “Mortgaged Property”). Advances made under the Line of Credit will be secured by the Mortgaged Property, as evidenced by the LOC Loan Agreement, the Revolving Credit Loan Note (the “LOC Note”), the Deed of Trust and a Guaranty from the Company (the “LOC Guaranty,” together with the LOC Loan Agreement and the LOC Note, the “LOC Loan Documents”).
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any Borrowing Tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.
As of June 30, 2016 and December 31, 2015, the advances obtained under the Credit Facility are summarized in the following table. As of June 30, 2016, no advances were drawn under the Line of Credit.

		Amount of Advance as of
Collateralized Property(1)	Date of Advance	June 30, 2016	December 31, 2015
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
		$186,300,000	$186,300,000
Deferred financing costs, net on revolving credit facility(2)		(1,225,011)	(1,375,244)
Deferred financing costs, net on revolving line of credit(3)		(312,106)	—
Revolving credit facilities, net		$184,762,883	$184,924,756
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of June 30, 2016 and December 31, 2015, was $238,975 and $88,742, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of June 30, 2016 and December 31, 2015, was $12,894 and $0, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt(1)	$856,106,210	$129,324	$324,877	$2,184,988	$4,585,535	$195,263,125	$653,618,361
___________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2016, the Company was in compliance with all financial and non-financial debt covenants.
For the three and six months ended June 30, 2016, the Company incurred interest expense of $6,204,972 and $12,736,521, respectively. Interest expense for the three and six months ended June 30, 2016 includes amortization of deferred financing costs of $223,080 and $434,370, net unrealized losses from the change in fair value of interest rate cap agreements of $118,711 and $618,451 and Credit Facility commitment fees of $11,454 and $14,917, respectively.
For the three and six months ended June 30, 2015, the Company incurred interest expense of $2,091,384 and $3,851,967, respectively. Interest expense for the three and six months ended June 30, 2015 includes amortization of deferred financing costs of $59,222 and $102,800 and net unrealized losses from the change in fair value of interest rate cap agreements of $503,972 and $1,168,082, respectively.
Interest expense of $1,932,913 and $1,633,915 was payable as of June 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,296,659, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,552,972. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of June 30, 2016, the Company had issued

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

49,023,474 shares of common stock in its Public Offering for offering proceeds of $645,711,106, including 1,409,446 shares of common stock issued pursuant to the DRP for total proceeds of $20,113,361, net of offering costs of $84,837,134. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $3,119,075 of amounts due from the Company’s transfer agent as of June 30, 2016 and December 31, 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
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
The issuance and vesting activity for the six months ended June 30, 2016 and year ended December 31, 2015 for the restricted stock issued to the Company’s independent directors is as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Nonvested shares at the beginning of the period	11,247	11,248
Granted shares	—	4,998
Vested shares	(2,500)	(4,999)
Nonvested shares at the end of the period	8,747	11,247
Included in general and administrative expenses is $18,745 and $37,491 for the three and six months ended June 30, 2016 and $14,067 and $28,134 for the three and six months ended June 30, 2015, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $84,943. The weighted average remaining term of the restricted common stock was 0.84 years as of June 30, 2016. As of June 30, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 24, 2016, the Company’s board of directors determined a price per share for the DRP of $14.46, effective May 1, 2016, in connection with the determination of an estimated value per share of the Company’s common stock. As a result, distributions that accrued during the month of April 2016, which were paid in May 2016, were reinvested at $14.25 per share on the May distribution payment date pursuant to the DRP. Beginning on the June distribution payment date, distributions were reinvested at $14.46 per share.
The Company’s board of directors may again, in its sole discretion, from time to time, change this price based upon changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon ten days’ notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
June 30, 2016
(unaudited)

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

(2)	The required one-year holding period does not apply to repurchases requested with two years after death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share of the Company as determined by the Company’s board of directors.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2016, the Company repurchased a total of 21,834 and 43,433 shares with a total repurchase value of $296,385 and $588,266 and received requests for the repurchase of 64,134 and 85,898 shares with a total repurchase value of $891,545 and $1,186,984, respectively. During the three and six months ended June 30, 2015, the Company repurchased a total of 4,661 and 6,900 shares with a total repurchase value of $69,904 and $103,455 and received requests for the repurchase of 6,576 and 11,236 shares with a total repurchase value of $98,514 and $168,414, respectively.
As of June 30, 2016 and June 30, 2015, the Company had 64,134 and 6,576 shares of outstanding and unfulfilled repurchase requests, and recorded $891,545 and $98,514 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the outstanding repurchase requests as of June 30, 2016 and 2015 of $891,545 and $98,514 on the July 29, 2016 and July 30, 2015 Repurchase Dates, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to redemption requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the Company will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available, unless the stockholder withdraws the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

request for repurchase. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2016, the Company reclassified $5,402,223 and $9,138,213, net of $296,384 and $588,266 of fulfilled repurchase requests, and for the three and six months ended June 30, 2015, $1,931,729 and $2,994,487, net of $69,904 and $103,455 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during the three and six months ended June 30, 2015, which, if paid over a 365-day period is

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the period from January 1, 2016 to June 30, 2016, cash distributions accrue at a rate of $0.002459 per day for each share, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2016 were $10,942,926 and $20,005,791, including $5,814,495 and $10,678,387, or 406,080 and 747,406 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2015 were $4,244,754 and $6,954,053, including $2,250,961 and $3,625,461, or 157,962 and 254,418 shares of common stock attributable to the DRP.
As of June 30, 2016 and December 31, 2015, $3,614,467 and $2,563,769 of distributions declared were payable, which included $1,917,619 and $1,380,280, or 132,615 shares and 96,862 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2016, the Company paid cash distributions of $5,020,719 and $8,814,045, which related to distributions declared for each day in the period from March 1, 2016 through May 31, 2016 and December 1, 2015 through May 31, 2016, respectively. Additionally, for the three and six months ended June 30, 2016, 397,884 shares and 709,634 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,698,609 and $10,141,048, respectively. For the three and six months ended June 30, 2016, the Company paid total distributions of $10,719,328 and $18,955,093, respectively.
For the three and six months ended June 30, 2015, the Company paid cash distributions of $1,807,842 and $2,921,483, which related to distributions declared for each day in the period from March 1, 2015 through May 31, 2015 and December 1, 2014 through May 31, 2015, respectively. Additionally, for the three and six months ended June 30, 2015, 140,466 shares and 217,400 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $2,001,634 and $3,097,943, respectively. For the three and six months ended June 30, 2015, the Company paid total distributions of $3,809,476 and $6,019,426, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of June 30, 2016 and December 31, 2015 are as follows:

	Incurred For the		Incurred For the
	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,631,660	$1,322,750	$7,012,313	$2,132,796	$21,901	$1,051,175
Acquisition fees(1)	1,185,218	2,720,769	1,518,859	4,329,832	1,578	510,718
Acquisition expenses(2)	320,347	1,185,385	484,905	1,852,650	90,731	145,600
Loan coordination fees(1)	650,000	1,594,000	650,000	2,350,805	—	—
Property management:
Fees(1)	999,853	375,312	1,928,372	599,161	346,708	288,488
Reimbursement of onsite personnel(3)	3,110,189	1,240,732	6,057,076	1,941,774	464,073	412,223
Other fees(1)	291,943	107,112	559,846	171,382	34,590	31,072
Other operating expenses(4)	284,431	392,208	695,784	651,375	64,328	66,218
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(5)	823,313	203,113	1,305,396	290,426	161,519	127,375
Reimbursement of labor costs(5)	931,448	5,667	1,592,053	9,043	180,270	455,826
Additional paid-in capital
Other offering costs reimbursement	283,299	1,859,262	4,165,911	3,116,292	266,540	1,319,182
Selling commissions	863	5,602,025	12,017,003	12,331,557	914,396	—
Dealer manager fees	—	2,536,731	5,642,377	5,579,975	—	—
	$12,512,564	$19,145,066	$43,629,895	$35,357,068	$2,546,634	$4,407,877
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the consolidated statements of operations.

(5)	Included in building and improvements in the accompanying consolidated balance sheets.
Organization and Offering Costs
Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceeded 15% of the gross proceeds raised in the Primary Offering. Total organization and offering expenses did not exceed 15% of the gross offering proceeds in the Public Offering.
To the extent the Company did not pay the full sales commissions or dealer manager fee for shares sold in the Public Offering, the Company could also reimburse costs of training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers. Through the termination of the Public Offering, underwriting compensation paid by the Company did not exceed 10% of the gross offering proceeds raised in the Public Offering.
Organization and offering costs include payments made to Crossroads Capital Advisors, an affiliate of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of June 30, 2016 and December 31, 2015, the Advisor had incurred $5,139,326 and $3,492,993, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through June 30, 2016 is as follows:

	Amount	Percentage of Gross Offering Proceeds
Gross offering proceeds:	$710,434,879	100.00%
O&O limitation	15.00%
Total O&O costs available to be paid/reimbursed	$106,565,232	15.00%

O&O expenses recorded:
Sales commissions	$46,367,068	6.53%
Broker dealer fees	21,151,573	2.98%
Offering cost reimbursements	17,318,493	2.44%
Organizational costs reimbursements	42,882	0.01%
Total O&O cost reimbursements recorded by the Company	$84,880,016	11.95%
When recognized, organizational costs are expensed as incurred. From inception through June 30, 2016, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Investment Management Fee
The Company paid the Advisor a monthly investment management fee equal to one-twelfth of 0.50% of the cost of the Company’s investments in real properties and real estate-related assets until the aggregate cost of the Company’s investments in real properties and real estate related assets equaled $300,000,000, which occurred in December 2014. Thereafter, the Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of the Company’s investments in real properties and real estate-related assets or the Company’s proportionate share thereof in the case of investments made through joint ventures. Such fee will be calculated including acquisition fees, acquisition expenses and any debt attributable to such investments.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each, a “Property Management Agreement”) at June 30, 2016 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors.
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
Construction Management Fees and Expenses
The Company has entered into Construction Management Agreements with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements (each a “Construction Management Agreement”) has ranged from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. For all properties acquired after October 15, 2014, such fees are an amount equal to 8.0% of the total cost of the project. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
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
At June 30, 2016, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

2016 the Company had not sold or otherwise disposed of property or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2016.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company terminated the Public Offering on March 24, 2016, and as of June 30, 2016, expects to pay trailing selling commissions subsequent to that date of $914,396, which were charged to additional paid-in capital and are included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors receives 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On both August 7, 2014 and August 13, 2015, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at each of the 2014 and 2015 annual meetings of stockholders. The Company recorded stock-based compensation expense of $18,745 and $37,491 for the three and six months ended June 30, 2016 and $14,067 and $28,134 for the three and six months ended June 30, 2015, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $55,750 and $119,500 for the three and six months ended June 30, 2016 and $63,750 and $124,500 for the three and six months ended June 30, 2015 related to the independent directors annual retainer, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, $55,750 and $61,750 related to the independent directors annual retainer is included in due to affiliates in the consolidated balance sheets.
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia, Dallas/Fort Worth, Texas and Nashville, Tennessee apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2016 and December 31, 2015:

June 30, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.47%	2.64%	$30,748

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.43%	2.50%	$649,199
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2016 resulted in an unrealized loss of $118,711 and $618,451 and for the three and six months ended June 30, 2015 resulted in an unrealized loss of $503,972 and $1,168,082, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2016 and 2015, the Company acquired interest rate cap agreements of $0 and $1,677,024, respectively. The fair value of the interest rate cap agreements of $30,748 and $649,199 as of June 30, 2016 and December 31, 2015, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2016 and 2015. The Company acquired one property during the three months ended June 30, 2016 and two properties during the six months ended June 30, 2016. These properties contributed $2,015,548 of revenues and $1,457,944 of net loss, including $1,882,380 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to June 30, 2016. The following unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$35,967,067	$35,032,168	$71,934,134	$70,064,336
Net loss	$(4,263,149)	$(24,922,082)	$(8,526,297)	$(41,800,615)

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and six months ended June 30, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Subsequent Events
Distributions Paid
On July 1, 2016, the Company paid distributions of $3,614,467, which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016 and consisted of cash distributions paid in the amount of $1,696,848 and $1,917,619 in shares issued pursuant to the DRP.
On August 1, 2016, the Company paid distributions of $3,744,595, which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016 and consisted of cash distributions paid in the amount of $1,760,557 and $1,984,038 in shares issued pursuant to the DRP.
Acquisition of 1250 West
On August 12, 2016, the Company acquired a fee simple interest in 1250 West (the “1250 West property”) located in Marietta, Georgia, for a purchase price of $55,800,000, exclusive of closing costs. The Company financed the acquisition of the 1250 West property with (1) remaining proceeds from its Public Offering and (2) the proceeds of a secured loan in the aggregate principal amount of $41,850,000 from a financial institution. The 1250 West property consists of 21 two- and three-story apartment buildings, a leasing office, fitness center, clubhouse and a one-story storage building. The 1250 West property contains 468 apartment homes consisting of 188 one-bedroom apartments, 222 two-bedroom apartments and 58 three-bedroom apartments that average 950 square feet. The Company has not yet measured the fair value of the tangible and identified intangible assets and liabilities of the acquisition.
Restricted Stock Grant
On August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meetings of stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our Operating Partnership and to their subsidiaries.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history and commenced operations on May 22, 2014;

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	our ability to effectively deploy the remaining proceeds raised in our Public Offering, which terminated on March 24, 2016;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our ability to successfully identify and acquire multifamily properties on terms that are favorable to us;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our Advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our Advisor, our property manager and other affiliates of our Advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to GAAP.
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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 29, 2016.
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a REIT. We intend to use the remaining net proceeds from our ongoing Public Offering, which terminated on March 24, 2016 (as further described below), to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our Public Offering pursuant to a registration statement on Form S-11 filed with the SEC, to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (subject to certain discounts). We also offered up to 7,017,544 shares of common stock pursuant to our DRP at an initial price of $14.25 per share.
On March 24, 2016, we terminated our Public Offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our DRP for gross offering proceeds of $14,414,752. We continue to offer shares pursuant to our DRP. As of June 30, 2016, we had sold 49,023,474 shares of common stock for gross proceeds of $730,548,240, including 1,409,446 shares of common stock issued pursuant to our DRP for gross offering proceeds of $20,113,361.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. In connection with the determination of our estimated value per share, our board of directors increased the purchase price of shares offered pursuant to our DRP to $14.46, effective May 1, 2016. Our board of directors may again, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our DRP to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of our Operating Partnership and one of our wholly-owned subsidiaries is the only limited partner of our Operating Partnership. As we accepted subscriptions for shares of common stock, we transferred substantially all of the net proceeds of the Public Offering to our Operating Partnership as a capital contribution. The limited partnership agreement of our Operating Partnership provides that our Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our Operating Partnership in acquiring and operating our investments, our Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our Operating Partnership.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our Real Estate Portfolio
As of June 30, 2016, we owned the 32 multifamily properties listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,871,356	96.6%	97.2%	$910	$901
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,408,765	96.4%	94.1%	892	860
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,954,520	94.6%	94.6%	879	886
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,345,639	94.4%	93.8%	897	870
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,343,504	90.5%	93.8%	1,177	1,128
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,143,990	95.0%	96.0%	903	873
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,827,834	93.7%	93.7%	1,143	1,102
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,381,731	94.8%	91.7%	1,067	1,014
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,538,178	92.7%	92.7%	1,023	955
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,296,345	91.0%	91.7%	793	809
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,004,569	95.0%	88.6%	1,073	846
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,343,377	95.9%	97.3%	1,772	1,688
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,062,758	95.2%	93.3%	996	942
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,356,945	93.9%	91.1%	850	811
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,181,981	90.4%	95.1%	879	893
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,146,070	94.4%	93.1%	991	943

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2016	Dec 31, 2015	Jun 30, 2016	Dec 31, 2015
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	$37,165,622	94.4%	93.9%	$1,106	$1,053
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,099,979	91.9%	92.0%	827	786
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,465,718	91.9%	95.3%	1,007	989
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,803,777	97.0%	94.3%	1,305	1,292
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,389,692	92.1%	94.0%	1,235	1,217
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,024,833	95.8%	93.1%	1,329	1,389
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,043,003	96.6%	92.9%	1,205	1,227
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,620,110	95.3%	91.0%	956	1,018
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,146,882	96.8%	96.2%	1,704	1,667
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,199,580	85.0%	90.1%	1,115	1,292
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,060,241	93.8%	92.4%	1,098	1,226
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,448,678	92.1%	95.2%	857	868
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,062,508	89.2%	90.5%	1,158	1,337
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	96.1%	97.3%	1,037	1,024
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	97.7%	—%	1,067	—
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	95.9%	—%	1,232	—
				10,799	$1,377,559,250	$851,738,185	93.5%	93.6%	$1,058	$1,037
________________

(1)	At June 30, 2016, our portfolio was approximately 97.1% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes deferred financing costs of $989,343 related to the revolving credit facilities at the company level.

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

PART I — FINANCIAL INFORMATION (continued)

Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) to be paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement did not exceed actual expenses incurred by our Advisor. Following the termination of our Public Offering, our Advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our Public Offering. No amounts were owed to us by our Advisor pursuant to the Advisory Agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our Public Offering.
In addition, to the extent we did not pay the full sales commissions or dealer manager fee for shares sold in our Public Offering, we could also reimburse costs of training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of our affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with our Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares and the ownership of our shares by such broker-dealers’ customers. Through the termination of our Public Offering, underwriting compensation paid by us did not exceed 10% of the gross offering proceeds raised in our Public Offering.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the year ended December 31, 2015, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common

PART I — FINANCIAL INFORMATION (continued)

stock. During the period from January 1, 2016 through June 30, 2016, distributions declared were calculated at a rate of $0.002459 per share per day, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions paid during each of the last five fiscal quarters ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRP were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash (Used In) Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds
Second Quarter 2015	$4,244,754	$0.224	$1,807,842	$2,001,634	$3,809,476	$—	$3,809,476	$(1,340,411)
Third Quarter 2015	5,586,074	0.227	2,420,013	2,744,538	5,164,551	—	5,164,551	(2,745,332)
Fourth Quarter 2015	7,019,501	0.227	2,984,593	3,436,193	6,420,786	2,365,843	4,054,943	2,365,843
First Quarter 2016	9,062,865	0.224	3,793,326	4,442,439	8,235,765	8,235,765	—	8,745,759
Second Quarter 2016	10,942,926	0.224	5,020,719	5,698,609	10,719,328	8,524,217	2,195,111	8,524,217
	$36,856,120	$1.126	$16,026,493	$18,323,413	$34,349,906	$19,125,825	$15,224,081	$15,550,076
____________________

(1)	Distributions during fiscal year 2015 and the six months ended June 30, 2016 were based on daily record dates and calculated at a rate of $0.002466 and $0.002459 per share per day, respectively.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2016, we paid aggregate distributions of $10,719,328 and $18,955,093, including $5,020,719 and $8,814,045 of distributions paid in cash and 397,884 and 709,634 shares of our common stock issued pursuant to our DRP for $5,698,609 and $10,141,048. For the three and six months ended June 30, 2016, our net loss was $9,946,374 and $20,214,298, we had funds from operations (“FFO”) of $5,980,021 and $13,067,873 and net cash provided by operations of $8,524,217 and $17,269,976. For the three and six months ended June 30, 2016, we funded $8,524,217, or 80%, and $16,759,982, or 88%, of distributions paid respectively, from net cash provided by operating activities and $2,195,111, or 20%, and $2,195,111, or 12%, respectively, from net Public Offering proceeds, which includes net cash distributions and distributions reinvested by stockholders. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from our Public Offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
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
As of June 30, 2016, we had not entered into any leases as a lessee.

PART I — FINANCIAL INFORMATION (continued)

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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings, for the acquisition of properties. After we have invested all of the net offering proceeds from our Public Offering, we expect our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $47,259,084 as of June 30, 2016;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	cash flow from operations;

•	equity capital from joint venture partners; and

•	proceeds from our DRP.
Over the short term, we believe that our sources of capital, specifically our cash balances, remaining proceeds from our public offering, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing including financing pursuant to our Credit Facility described below, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also conduct additional public or private offerings of our securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On August 26, 2015, we entered into the Credit Facility with PNC Bank in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a Maturity Date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date. Advances made under the Credit Facility will be secured by the property for which such advances are used. As of June 30, 2016, $185,074,989 was outstanding on our Credit Facility, net. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate

PART I — FINANCIAL INFORMATION (continued)

(LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the Maturity Date. For additional information on our Credit Facility, see Note 5 to the consolidated financial statements contained in this Quarterly Report.

On May 18, 2016, we entered into the Line of Credit with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit has a LOC Maturity Date of May 17, 2019, subject to extension, as further described in the LOC Loan Agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Mortgaged Property. As of June 30, 2016, no advances were drawn under the Line of Credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options as follows: (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. For additional information on our Line of Credit, see Note 5 to the consolidated financial statements contained in this Quarterly Report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of June 30, 2016, we owned 32 multifamily properties. During the six months ended June 30, 2016, net cash provided by operating activities was $17,269,976 compared to net cash used in operating activities of $2,879,476 for the six months ended June 30, 2015. The change in net cash provided by operating activities is primarily due to increases in net loss, depreciation and amortization and restricted cash partially offset by a decrease in due to affiliates and accounts payable and accrued liabilities associated with 32 multifamily properties owned as of June 30, 2016 compared to the 18 multifamily properties owned as of June 30, 2015. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2016, net cash used in investing activities was $163,533,472 compared to $420,174,265 during the six months ended June 30, 2015. The decrease in net cash used in investing activities was primarily the result of our acquisition of two multifamily properties during the six months ended June 30, 2016 compared to 11 acquisitions of multifamily properties during the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2016 consisted of the following:

•	$139,149,800 of cash used related to the acquisition of two multifamily properties;

•	$21,672,625 of cash used for improvements to real estate investments;

•	$3,850,200 of cash used for deposits for potential real estate investments;

•	$487,828 of cash provided by restricted cash accounts related to replacement reserves; and

•	$651,325 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the six months ended June 30, 2016, net cash provided by financing activities was $162,136,203 compared to $397,018,600 during the six months ended June 30, 2015. The decrease in net cash provided by financing activities is due primarily to the decrease in proceeds from issuance of mortgage notes payable from $235,080,500 during the six months ended June 30, 2015 to $0 during the six months ended June 30, 2016. Net cash provided by financing activities during the six months ended June 30, 2016 consisted of the following:

PART I — FINANCIAL INFORMATION (continued)

•
$171,990,067 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $16,744,984 and (2) the reimbursement of other offering costs to affiliates in the amount of $5,218,553;

•	$451,553 of cash used for principal payments on mortgage notes payable and for deferred financing costs;

•	$588,266 of cash paid for the repurchase of common stock; and

•	$8,814,045 of net cash distributions, after giving effect to distributions reinvested by stockholders of $10,141,048.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt as a means of providing additional funds for the acquisition of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. After we have invested all of the net offering proceeds from our Public Offering, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next Quarterly Report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
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
As of June 30, 2016, we had indebtedness totaling an aggregate principal amount of $850,748,842, including the net deferred financing costs of $5,357,368. The following is a summary of our contractual obligations as of June 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$192,121,495	$11,780,806	$46,950,123	$45,497,052	$87,893,514
Principal payments on outstanding debt obligations	856,106,210	129,324	2,509,865	199,848,660	653,618,361
Total	$1,048,227,705	$11,910,130	$49,459,988	$245,345,712	$741,511,875
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2016. We incurred interest expense of $6,204,972 and $12,736,521 during the three and six months ended June 30, 2016, including amortization of deferred financing costs totaling $223,080 and $434,370, net unrealized losses from the change in fair value of interest rate cap agreements of $118,711 and $618,451 and credit facility commitment fees of $11,454 and $14,917, respectively.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made during those periods. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Villages at Spring Hill Apartments. As of June 30, 2016, we owned 32 multifamily properties compared to owning 18 multifamily properties as of June 30, 2015. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2016 and 2015 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our Public Offering and expect to continue to deploy capital, increase our borrowings and make future acquisitions, all of which will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table summarizes the consolidated results of operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	Change $	Change %
Total revenues	$34,671,223	$12,748,748	$21,922,475	172%
Operating, maintenance and management	(8,346,924)	(3,574,360)	(4,772,564)	134%
Real estate taxes and insurance	(5,488,534)	(1,890,520)	(3,598,014)	190%
Fees to affiliates	(6,758,674)	(6,119,943)	(638,731)	10%
Depreciation and amortization	(15,926,395)	(7,713,616)	(8,212,779)	106%
Interest expense	(6,204,972)	(2,091,384)	(4,113,588)	197%
General and administrative expenses	(980,810)	(830,959)	(149,851)	18%
Acquisition costs	(911,288)	(2,012,005)	1,100,717	(55)%
Net loss	$(9,946,374)	$(11,484,039)	$1,537,665	(13)%

NOI(1)	$19,543,969	$6,801,444	$12,742,525	187%
FFO(2)	$5,980,021	$(3,770,423)	$9,750,444	259%
MFFO(2)	$8,845,238	$3,060,323	$5,784,915	189%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real

PART I — FINANCIAL INFORMATION (continued)

estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations (“MFFO”) as defined by the Investment Program Association (the “IPA”) as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the three months ended June 30, 2016, we had a net loss of $9,946,374 compared to a net loss of $11,484,039 for the three months ended June 30, 2015. The decrease in net loss of $1,537,665 over the comparable prior year period was primarily due to the decrease in acquisition costs of $1,100,717 due to the acquisition of one multifamily property during the three months ended June 30, 2016 compared to the acquisition of six multifamily properties in three months ended June 30, 2015 and the increase in total revenues of $21,922,475, offset by the increase in operating, maintenance and management expenses of $4,772,564, the increase in real estate taxes and insurance of $3,598,014, the increase in fees to affiliates of $638,731, the increase in depreciation and amortization expense of $8,212,779, the increase in interest expense of $4,113,588 and the increase in general and administrative expenses of $149,851. The increase in these expenses was due primarily to the increase in our property portfolio from 18 multifamily properties at June 30, 2015 to 32 multifamily properties at June 30, 2016.
Total revenues
Total revenues were $34,671,223 for the three months ended June 30, 2016 compared to $12,748,748 for the three months ended June 30, 2015. The increase of $21,922,475 was primarily due to owning 32 multifamily properties at June 30, 2016 compared to 18 multifamily properties at June 30, 2015. Our total units increased by 4,634 from 6,165 at June 30, 2015 to 10,799 at June 30, 2016. Average monthly rents per unit increased from $922 as of June 30, 2015 to $1,058 as of June 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2016 were $8,346,924 compared to $3,574,360 for the three months ended June 30, 2015. The increase of $4,772,564 was primarily due to operating 32 multifamily properties as of June 30, 2016 compared to 18 multifamily properties as of June 30, 2015. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,488,534 for the three months ended June 30, 2016 compared to $1,890,520 for the three months ended June 30, 2015. The increase of $3,598,014 was due to the acquisition of 14 multifamily properties since June 30, 2015 and real estate taxes and insurance expenses for a full reporting period on properties acquired during the three months ended June 30, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $6,758,674 for the three months ended June 30, 2016 compared to $6,119,943 for the three months ended June 30, 2015. The increase of $638,731 was primarily due to the increase in investment management and property management fees as a result of the growth of our portfolio, partially offset by a decrease in acquisition fees and loan coordination fees as a result of the acquisition of one multifamily property during the three months ended June 30, 2016 compared to the acquisition of six multifamily properties in three months ended June 30, 2015. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of a full period of operations for the multifamily property acquired during the three months ended June 30, 2016. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of our offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $15,926,395 for the three months ended June 30, 2016 compared to $7,713,616 for the three months ended June 30, 2015. The increase of $8,212,779 was primarily due to the net increase in depreciable and amortizable assets of $637,324,997 since June 30, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2016 was $6,204,972 compared to $2,091,384 for the three months ended June 30, 2015. The increase of $4,113,588 was primarily due to the increase in the notes payable balance (before deducting deferred financing fees) of $424,095,110 since June 30, 2015 due to financing incurred in connection with the acquisition of 11 multifamily properties since June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $223,080 and $59,222, the unrealized loss on derivative instruments of $118,711 and $503,972 and credit facility commitment fees of $11,454 and $0 for the three months ended June 30, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2016 were $980,810 compared to $830,959 for the three months ended June 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $149,851 was primarily due to the acquisition of 14 multifamily properties since June 30, 2015 and the continuing operation of the properties owned as of June 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the three months ended June 30, 2016 were $911,288 compared to $2,012,005 for the three months ended June 30, 2015. The decrease of $1,100,717 was due primarily to the acquisition of one multifamily property with an aggregate purchase price of $110,000,000 during the three months ended June 30, 2016, compared to the acquisition of six multifamily properties with an aggregate purchase price of $255,900,000 during the three months ended June 30, 2015. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.
Consolidated Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table summarizes the consolidated results of operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015	Change $	Change %
Total revenues	$67,191,142	$20,494,566	$46,696,576	228%
Operating, maintenance and management	(16,052,885)	(5,475,093)	(10,577,792)	193%
Real estate taxes and insurance	(10,399,336)	(3,031,472)	(7,367,864)	243%
Fees to affiliates	(11,669,390)	(9,583,976)	(2,085,414)	22%
Depreciation and amortization	(33,282,171)	(13,069,785)	(20,212,386)	155%
Interest expense	(12,736,521)	(3,851,967)	(8,884,554)	231%
General and administrative expenses	(2,147,564)	(1,407,390)	(740,174)	53%
Acquisition costs	(1,117,573)	(3,038,220)	1,920,647	(63)%
Net loss	$(20,214,298)	$(18,963,337)	$(1,250,961)	7%

NOI(1)	$38,250,703	$11,217,458	$27,033,245	241%
FFO(2)	$13,067,873	$(5,893,552)	$18,961,425	322%
MFFO(2)	$16,972,756	$4,993,387	$11,979,369	240%

PART I — FINANCIAL INFORMATION (continued)

______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2016, we had a net loss of $20,214,298 compared to $18,963,337 for the six months ended June 30, 2015. The increase in net loss of $1,250,961 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $10,577,792, the increase in real estate taxes and insurance of $7,367,864, the increase in fees to affiliates of $2,085,414, the increase in depreciation and amortization expense of $20,212,386, the increase in interest expense of $8,884,554 and the increase in general and administrative expenses of $740,174, partially offset by the increase in total revenues of $46,696,576 and the decrease in acquisition costs of $1,920,647. The increase in these expenses was due primarily to the increase in our property portfolio from 18 multifamily properties at June 30, 2015 to 32 multifamily properties at June 30, 2016.
Total revenues
Total revenues were $67,191,142 for the six months ended June 30, 2016 compared to $20,494,566 for the six months ended June 30, 2015. The increase of $46,696,576 was primarily due to owning 32 multifamily properties at June 30, 2016 compared to 18 multifamily properties at June 30, 2015. Additionally, our total units increased by 4,634 from 6,165 at June 30, 2015 to 10,799 at June 30, 2016. Average monthly rents per unit increased from $922 as of June 30, 2015 to $1,058 as of June 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $16,052,885 for the six months ended June 30, 2016 compared to $5,475,093 for the six months ended June 30, 2015. The increase of $10,577,792 was primarily due to operating 32 multifamily properties as of June 30, 2016 compared to 18 multifamily properties as of June 30, 2015. We expect that these amounts will increase in future periods as a result of anticipated future acquisitions of real estate but will decrease as a percentage of total revenues.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $10,399,336 for the six months ended June 30, 2016 compared to $3,031,472 for the six months ended June 30, 2015. The increase of $7,367,864 was due to the acquisition of 14 multifamily properties since June 30, 2015 and real estate taxes and insurance expenses for a full reporting period on properties acquired during the six months June 30, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and ordinary municipal property tax increases.
Fees to affiliates
Fees to affiliates were $11,669,390 for the six months ended June 30, 2016 compared to $9,583,976 for the six months ended June 30, 2015. The increase of $2,085,414 was primarily due to the increase in investment management and property management fees as a result of the growth of our portfolio, partially offset by a decrease in acquisition fees and loan coordination fees as a result of the acquisition of two multifamily properties during the six months ended June 30, 2016 compared to the acquisition of 11 multifamily properties during the six months ended June 30, 2015.
We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and a full period of operations for the two multifamily properties acquired during the six months ended June 30, 2016. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of our offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $33,282,171 for the six months ended June 30, 2016 compared to $13,069,785 for the six months ended June 30, 2015. The increase of $20,212,386 was primarily due to the net increase in depreciable and

PART I — FINANCIAL INFORMATION (continued)

amortizable assets of $637,324,997 since June 30, 2015. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate and enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2016 was $12,736,521 compared to $3,851,967 for the six months ended June 30, 2015. The increase of $8,884,554 was primarily due to the increase in the notes payable balance (before deducting deferred financing fees) of $424,095,110 since June 30, 2015 due to financing incurred in connection with the acquisition of 11 multifamily properties since June 30, 2015. Included in interest expense is the amortization of deferred financing costs of $434,370 and $102,800, the unrealized loss on derivative instruments of $618,451 and $1,168,082 and credit facility commitment fees of $14,917 and $0 for the six months ended June 30, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2016 were $2,147,564 compared to $1,407,390 for the six months ended June 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $740,174 was primarily due to the acquisition of 14 multifamily properties since June 30, 2015 and the continuing operation of the properties owned as of June 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenue.
Acquisition costs
Acquisition costs for the six months ended June 30, 2016 were $1,117,573 compared to $3,038,220 for the six months ended June 30, 2015. The decrease of $1,920,647 was due primarily to the acquisition of two multifamily properties with an aggregate purchase price of $142,400,000 during the six months ended June 30, 2016, compared to the acquisition of 11 multifamily properties with an aggregate purchase price of $412,715,000 during the six months ended June 30, 2015. We expect acquisition costs to decrease in future periods as we expect to acquire fewer properties and real estate-related investments in future periods.
Property Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2015. As of June 30, 2016, 12 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$12,212,735	$11,277,835	$934,900	8.3%
Operating expenses	5,259,032	5,322,573	(63,541)	(1.2)%
Net operating income	6,953,703	5,955,262	998,441	16.8%

Non-same-store properties:
Net operating income	12,590,266	846,182	11,744,084

Total net operating income(1)	$19,543,969	$6,801,444	$12,742,525
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
Same-store net operating income for the three months ended June 30, 2016 was $6,953,703 compared to $5,955,262 for the three months ended June 30, 2015. The 16.8% increase in same-store net operating income was primarily due to a 8.3% increase in same-store rental revenues and a 1.2% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2016 were $12,212,735 compared to $11,277,835 for the three months ended June 30, 2015. The 8.3% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $956 as of June 30, 2015 to $1,024 as of June 30, 2016, as a result of ordinary monthly rent increases and the completion of value-enhancement projects and the increase in same store occupancy from 93.3% as of June 30, 2015 to 93.6% as of June 30, 2016.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2016 were $5,259,032 compared to $5,322,573 for the three months ended June 30, 2015. The decrease in same-store operating expenses was primarily attributable to a decrease in repairs and maintenance expenses at The Residences on McGinnis Ferry, Preston Hills at Mill Creek and Reveal on Cumberland, partially offset by an increase in value-enhancements projects, in the three months ended June 30, 2016.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(9,946,374)	$(11,484,039)	$(20,214,298)	$(18,963,337)
Fees to affiliates(1)	5,466,878	5,637,519	9,181,172	8,813,433
Depreciation and amortization	15,926,395	7,713,616	33,282,171	13,069,785
Interest expense	6,204,972	2,091,384	12,736,521	3,851,967
General and administrative expenses	980,810	830,959	2,147,564	1,407,390
Acquisition costs	911,288	2,012,005	1,117,573	3,038,220
Net operating income	$19,543,969	$6,801,444	$38,250,703	$11,217,458
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2016 exclude property management fees of $999,853 and $1,928,372 and other fees of $291,943 and $559,846, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2015 exclude property management fees of $375,312 and $599,161 and other fees of $107,112 and $171,382, respectively, that are included in NOI.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (“White Paper”). The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
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

PART I — FINANCIAL INFORMATION (continued)

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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as

PART I — FINANCIAL INFORMATION (continued)

interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our Advisor, such fees and expenses will need to be reimbursed to our Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of net loss to MFFO:
Net loss	$(9,946,374)	$(11,484,039)	$(20,214,298)	$(18,963,337)
Depreciation of real estate assets	12,936,873	4,234,483	24,667,847	6,747,308
Amortization of lease-related costs	2,989,522	3,479,133	8,614,324	6,322,477
FFO	5,980,021	(3,770,423)	13,067,873	(5,893,552)
Acquisition fees and expenses(1)(2)	2,746,506	6,326,774	3,286,432	9,718,857
Unrealized loss on derivative instruments	118,711	503,972	618,451	1,168,082
MFFO	$8,845,238	$3,060,323	$16,972,756	$4,993,387
________________

(1)
By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our Public Offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our Advisor, such fees and expenses will need to be reimbursed to the Advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2016 include loan coordination fees of $650,000 and acquisition fees of $1,185,218 and $1,518,859, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2016 also include acquisition expenses of $911,288 and $1,117,573 that are recorded in acquisition costs in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2015 include acquisition fees of $2,720,769 and $4,329,832 and loan coordination fees of $1,594,000 and $2,350,805 that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2015 also include acquisition expenses of $2,012,005 and $3,038,220 that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees,

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2016, the fair value of our fixed rate debt was $73,699,830 and the carrying value of our fixed rate debt was $67,819,689. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2016, the fair value of our variable rate debt was $770,957,398 and the carrying value of our variable rate debt was $782,929,153. Based on interest rates as of June 30, 2016, if interest rates are 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $7,988,290 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $3,714,954.
At June 30, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 2.56%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 2.71% at June 30, 2016. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2016, where applicable.
We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of June 30, 2016 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on form 10-Q.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were

PART I — FINANCIAL INFORMATION (continued)

effective as of the end of the period covered by this Quarterly Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and use of Proceeds
During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act.
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act on December 30, 2013 at which time we commenced our Public Offering. Our Public Offering terminated on March 24, 2016. Upon termination of our Public Offering, we had sold 48,625,651 shares of our common stock, including 1,011,561 shares issued pursuant to the DRP for gross offering proceeds of $724,849,631.
On April 5, 2016, we registered with the SEC up to 10,000,000 shares of our common stock to be issued to existing shareholders pursuant to the DRP.
From inception through June 30, 2016, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual	Percentage of Offering Proceeds
Selling commissions and dealer manager fees	$67,518,641	Actual	9.50%
Other organization and offering costs	17,361,375	Actual	2.44%
Total expenses	$84,880,016	Actual	11.95%
Total public offering proceeds (excluding DRP proceeds)	$710,434,879	Actual	100.00%
Percentage of public offering proceeds used to pay for organization and offering costs	11.95%	Actual	11.95%
From the commencement of our Public Offering through June 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $645,668,224, including net offering proceeds from our DRP of $20,113,361. For the period from inception through June 30, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 11.95%.
The net proceeds from our Public Offering have been used to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties with the remaining proceeds from our Public Offering. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2016, we had invested in 32 multifamily properties for a total purchase price of $1,377,559,250. These property acquisitions were funded from proceeds of our Public Offering and $802,015,019 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended June 30, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2016	15,676	21,834	$13.57	(3)
May 2016	21,777	—	—	(3)
June 2016	26,681	—	—	(3)
	64,134	21,834
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2016, we had $891,545, representing 64,134 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 29, 2016.

(2)	Pursuant to the plan, as amended, we currently repurchase shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us.

(3)
The number of shares that may be repurchased pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from the net proceeds we received from the sale of shares under the DRP during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

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
4.2
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 4, 2016, Commission File No. 333-191049

4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
_______________

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date:	August 12, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	August 12, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)