Form 10-Q
period 2016-09-30
Steadfast Apartment REIT, Inc.
filed 2016-11-10
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2016, there were 49,564,966 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$130,350,873
Building and improvements	1,351,598,080	1,094,714,957
Tenant origination and absorption costs	6,009,020	12,999,943
Total real estate, cost	1,521,720,172	1,238,065,773
Less accumulated depreciation and amortization	(67,269,729)	(31,037,647)
Total real estate, net	1,454,450,443	1,207,028,126
Cash and cash equivalents	18,542,727	31,386,377
Restricted cash	13,261,953	13,335,169
Rents and other receivables	1,562,361	4,504,879
Other assets	2,641,884	2,437,643
Total assets	$1,490,459,368	$1,258,692,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$27,668,279	$18,988,582
Notes payable:
Mortgage notes payable, net	751,609,357	665,841,269
Revolving credit facilities, net	199,865,460	184,924,756
Total notes payable, net	951,474,817	850,766,025
Distributions payable	3,640,148	2,563,769
Due to affiliates	3,702,914	4,407,877
Total liabilities	986,486,158	876,726,253
Commitments and contingencies (Note 9)
Redeemable common stock	23,152,096	9,401,360
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 49,342,548 and 35,504,854 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	493,425	355,048
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in capital	625,976,679	456,614,453
Cumulative distributions and net losses	(145,649,000)	(84,404,930)
Total stockholders’ equity	480,821,114	372,564,581
Total liabilities and stockholders’ equity	$1,490,459,368	$1,258,692,194

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$33,397,060	$18,010,874	$93,287,332	$36,487,551
Tenant reimbursements and other	3,960,879	2,181,812	11,261,749	4,199,702
Total revenues	37,357,939	20,192,686	104,549,081	40,687,253
Expenses:
Operating, maintenance and management	9,754,819	5,607,063	25,807,704	11,082,156
Real estate taxes and insurance	5,083,703	2,239,371	15,483,039	5,270,842
Fees to affiliates	7,412,526	7,751,727	19,081,916	17,335,703
Depreciation and amortization	16,633,722	12,493,027	49,915,893	25,562,812
Interest expense	6,547,052	4,086,542	19,283,573	7,938,509
General and administrative expenses	1,259,368	610,641	3,406,931	2,018,031
Acquisition costs	555,563	1,624,174	1,673,136	4,662,394
Total expenses	47,246,753	34,412,545	134,652,192	73,870,447
Net loss	$(9,888,814)	$(14,219,859)	$(30,103,111)	$(33,183,194)
Loss per common share — basic and diluted	$(0.20)	$(0.58)	$(0.65)	$(1.78)
Weighted average number of common shares outstanding — basic and diluted	49,212,732	24,641,077	46,247,332	18,654,201
Distributions declared per share	$0.226	$0.227	$0.674	$0.673

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	9,179,536	$91,795	1,000	$10	$117,443,760	$(14,151,178)	$103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Repurchase of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	355,048	1,000	10	456,614,453	(84,404,930)	372,564,581
Issuance of common stock	13,945,610	139,456	—	—	206,725,195	—	206,864,651
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(14,134,773)	—	(14,134,773)
Repurchase of common stock	(107,916)	(1,079)	—	—	(1,479,702)	—	(1,480,781)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(31,140,959)	(31,140,959)
Amortization of stock-based compensation	—	—	—	—	76,797	—	76,797
Net loss	—	—	—	—	—	(30,103,111)	(30,103,111)
BALANCE, September 30, 2016	49,342,548	$493,425	1,000	$10	$625,976,679	$(145,649,000)	$480,821,114

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(30,103,111)	$(33,183,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,915,893	25,562,812
Loss on disposal of buildings and improvements	6,663	—
Amortization of deferred financing costs	676,447	220,287
Amortization of stock-based compensation	76,797	63,482
Change in fair value of interest rate cap agreements	691,969	2,206,162
Insurance claim recoveries	(651,325)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	(532,060)	(9,846,842)
Rents and other receivables	(176,557)	(1,138,489)
Other assets	(780,110)	(1,214,660)
Accounts payable and accrued liabilities	7,653,323	12,304,416
Due to affiliates	(3,420)	(598,782)
Net cash provided by (used in) operating activities	26,774,509	(5,624,808)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(210,030,200)	(617,662,481)
Additions to real estate investments	(35,439,298)	(8,323,406)
Escrow deposits for pending real estate acquisitions	(7,092,300)	(20,073,700)
Restricted cash for investing activities	605,276	(721,297)
Purchase of interest rate cap agreements	(116,100)	(2,248,826)
Insurance claim recoveries	651,325	—
Net cash used in investing activities	(251,421,297)	(649,029,710)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	41,850,000	331,070,500
Principal payments on mortgage notes payable	(190,865)	—
Borrowings from revolving credit facilities	15,000,000	114,600,000
Proceeds from issuance of common stock	193,953,604	269,681,317
Payments of commissions on sale of common stock and related dealer manager fees	(16,804,019)	(26,025,010)
Reimbursement of other offering costs to affiliates	(5,485,093)	(4,228,397)
Payment of deferred financing costs	(1,005,250)	(3,543,623)
Distributions to common stockholders	(14,034,458)	(5,341,496)
Repurchase of common stock	(1,480,781)	(202,317)
Net cash provided by financing activities	211,803,138	676,010,974
Net (decrease) increase in cash and cash equivalents	(12,843,650)	21,356,456
Cash and cash equivalents, beginning of period	31,386,377	28,595,826
Cash and cash equivalents, end of period	$18,542,727	$49,952,282

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,834,579	$4,632,711
Supplemental Disclosures of Noncash Transactions:
Increase in distributions payable	$1,076,379	$1,356,150
Application of escrow deposits to acquire real estate	$7,092,300	$15,473,600
Assumption of mortgage notes payable to acquire real estate	$47,100,000	$24,808,919
Discount on assumed mortgage notes payable	$(2,721,540)	$—
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,319,182)	$741,208
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$16,030,122	$5,842,481
Increase in redeemable common stock	$14,134,773	$5,640,163
Increase in redemptions payable	$384,037	$43,199
Increase in accounts payable and accrued liabilities from additions to real estate investments	$642,337	$476,656
(Decrease) increase in due to affiliates from additions to real estate investments	$(237,722)	$520,026
Increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$855,361	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
As of September 30, 2016, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of September 30, 2016, the Company had issued 49,430,739 shares of common stock for gross offering proceeds of $736,437,314, including 1,816,711 shares of common stock issued pursuant to the DRP for gross offering proceeds of $26,002,435.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors.  The current term of the Advisory Agreement expires on December 13, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

(“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015, other than adopting Accounting Standard Update (“ASU”) 2015-03, as amended by ASU 2015-15, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2016.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
September 30, 2016
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$73,330	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2016 and December 31, 2015, the fair value of the notes payable was $949,901,475 and $827,207,564, respectively, compared to the carrying value of $951,474,817 and $850,766,025, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the nine months ended September 30, 2016 were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2016 through September 30, 2016.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2016, the Company declared distributions totaling $0.226 and $0.674 per share of common stock, respectively. During the three and nine months ended September 30, 2015, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively.
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
September 30, 2016
(unaudited)

shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
Reclassifications
Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2016, the Company adopted new accounting guidance to simplify the presentation of debt issuance costs following ASU 2015-03, as amended by ASU 2015-15, as further described below. As a result, the Company reclassified net debt issuance costs of $4,091,494 and $1,375,244 from other assets as of December 31, 2015 to mortgage notes payable, net and revolving credit facility, net, respectively, on the consolidated balance sheets.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.
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
September 30, 2016
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Upon adoption, the Company reclassified net debt issuance costs related to both mortgage notes payable and line-of-credit arrangements of $4,361,001 and $1,434,540, respectively, as of September 30, 2016 and $4,091,494 and $1,375,244, respectively, as of December 31, 2015, from other assets to mortgage notes payable, net and revolving credit facility, net on the consolidated balance sheets.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.
3.          Real Estate
As of September 30, 2016, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of September 30, 2016 and December 31, 2015, the Company’s portfolio was approximately 93.1% and 93.6% occupied and the average monthly rent was $1,091 and $1,037, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Current Year Acquisitions
During the nine months ended September 30, 2016, the Company acquired the following properties:

				Purchase Price Allocation
				Real Estate			Mortgage Notes payable
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Discount on Assumed Liabilities(1)	Contract Purchase Price
Fielder’s Creek	Englewood, CO	3/23/2016	217	$4,219,943	$27,504,988	$675,069	$—	$32,400,000
Landings of Brentwood	Brentwood, TN	5/18/2016	724	14,525,434	92,234,848	3,239,718	—	110,000,000
1250 West Apartments	Marietta, GA	8/12/2016	468	9,304,511	45,161,290	1,306,699	—	55,772,500
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	5,712,310	56,153,547	1,462,603	2,721,540	66,050,000
			1,743	$33,762,198	$221,054,673	$6,684,089	$2,721,540	$264,222,500
___________

(1)
Loan discount is amortized to interest expense over the remaining term of the assumed mortgage notes payable and is included in mortgage notes payable, net in the accompanying consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$164,113,072	$1,351,598,080	$6,009,020	$1,521,720,172
Less: Accumulated depreciation and amortization	—	(64,491,528)	(2,778,201)	(67,269,729)
Net investments in real estate and related lease intangibles	$164,113,072	$1,287,106,552	$3,230,819	$1,454,450,443

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$130,350,873	$1,094,714,957	$12,999,943	$1,238,065,773
Less: Accumulated depreciation and amortization	—	(25,498,027)	(5,539,620)	(31,037,647)
Net investments in real estate and related lease intangibles	$130,350,873	$1,069,216,930	$7,460,323	$1,207,028,126

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Depreciation and amortization expense was $16,633,722 and $49,915,893 for the three and nine months ended September 30, 2016, and $12,493,027 and $25,562,812 for the three and nine months ended September 30, 2015, respectively.
Depreciation of the Company’s buildings and improvements was $14,334,454 and $39,002,300 for the three and nine months ended September 30, 2016, and $6,786,834 and $13,534,142 for the three and nine months ended September 30, 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $2,299,268 and $10,913,593 for the three and nine months ended September 30, 2016, and $5,706,193 and $12,028,670 for the three and nine months ended September 30, 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of September 30, 2016, the Company’s real estate portfolio comprised 11,601 apartment homes and was 96.2% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,276,304 and $2,332,451 as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2016 and December 31, 2015, other assets consisted of:

	September 30, 2016	December 31, 2015
Prepaid expenses	$1,493,158	$1,025,130
Interest rate cap agreements	73,330	649,199
Other deposits	1,075,396	763,314
Other assets	$2,641,884	$2,437,643

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2016 and December 31, 2015.

	September 30, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	2.59%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,155,798
Mortgage notes payable, gross	25				2.75%	758,691,898
Discount, net						(2,721,540)
Deferred financing costs, net(2)						(4,361,001)
Mortgage notes payable, net						$751,609,357

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.50%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,346,663
Mortgage notes payable, gross	23				2.71%	669,932,763
Deferred financing costs, net(2)						(4,091,494)
Mortgage notes payable, net						$665,841,269
___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of September 30, 2016 and December 31, 2015 was $780,989 and $370,246, respectively.
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
September 30, 2016
(unaudited)

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
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.68% as of September 30, 2016. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between the amount of (1) the commitment and (2) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any Borrowing Tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of September 30, 2016, the interest rate on the LOC Loans was 2.13%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

As of September 30, 2016 and December 31, 2015, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

		Amount of Advance as of
Collateralized Property(1)	Date of Advance	September 30, 2016	December 31, 2015
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
Principal balance on revolving credit facility, gross		186,300,000	186,300,000
Principal balance on revolving line of credit, gross		15,000,000	—
Principal balance on revolving credit facilities, gross		201,300,000	186,300,000
Deferred financing costs, net on revolving credit facility(2)		(1,149,396)	(1,375,244)
Deferred financing costs, net on revolving line of credit(3)		(285,144)	—
Revolving credit facilities, net		$199,865,460	$184,924,756
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of September 30, 2016 and December 31, 2015, was $314,590 and $88,742, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of September 30, 2016 and December 31, 2015, was $39,856 and $0, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2016:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017	2018	2019	2020	Thereafter
Principal payments on outstanding debt(1)	$959,991,898	$65,012	$325,372	$2,625,886	$20,465,554	$196,358,931	$740,151,143
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2016, the Company was in compliance with all financial and non-financial debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

For the three and nine months ended September 30, 2016, the Company incurred interest expense of $6,547,052 and $19,283,573, respectively. Interest expense for the three and nine months ended September 30, 2016 includes amortization of deferred financing costs of $242,077 and $676,447, net unrealized losses from the change in fair value of interest rate cap agreements of $73,518 and $691,969 and Credit Facility commitment fees of $56,597 and $71,514, respectively.
For the three and nine months ended September 30, 2015, the Company incurred interest expense of $4,086,542 and $7,938,509, respectively. Interest expense for the three and nine months ended September 30, 2015 includes amortization of deferred financing costs of $117,487 and $220,287 and net unrealized losses from the change in fair value of interest rate cap agreements of $1,038,080 and $2,206,162, respectively.
Interest expense of $2,067,387 and $1,633,915 was payable as of September 30, 2016 and December 31, 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,296,659, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,552,972. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of September 30, 2016, the Company had issued 49,430,739 shares of common stock for offering proceeds of $651,600,180, including 1,816,711 shares of common stock issued pursuant to the DRP for total proceeds of $26,002,435, net of offering costs of $84,837,134. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $3,119,075 of amounts due from the Company’s transfer agent as of September 30, 2016 and December 31, 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On August 13, 2015 and August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 and $14.46 per share, respectively, as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2016 and year ended December 31, 2015 for the restricted stock issued to the Company’s independent directors is as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Nonvested shares at the beginning of the period	11,247	11,248
Granted shares	4,998	4,998
Vested shares	(6,248)	(4,999)
Nonvested shares at the end of the period	9,997	11,247
Included in general and administrative expenses is $39,306 and $76,797 for the three and nine months ended September 30, 2016 and $35,348 and $63,482 for the three and nine months ended September 30, 2015, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $117,908. The weighted average remaining term of the restricted common stock was 1.25 years as of September 30, 2016. As of September 30, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2016 and December 31, 2015, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 24, 2016, the Company’s board of directors determined a price per share for the DRP of $14.46, effective May 1, 2016, in connection with the determination of an estimated value per share of the Company’s common stock. As a result, distributions

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

that accrued during the month of April 2016, which were paid in May 2016, were reinvested at $14.25 per share on the May distribution payment date pursuant to the DRP. Beginning on the June 2016 distribution payment date, distributions were reinvested at $14.46 per share.
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
Following March 29, 2016, the date upon which the Company published an estimated value per share, the purchase price for shares repurchased under the Company’s share repurchase plan is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share
2 years	95.0% of Estimated Value per Share
3 years	97.5% of Estimated Value per Share
4 years	100.0% of Estimated Value per Share
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)	The required one-year holding period does not apply to repurchases requested within two years after the death or disability of a stockholder.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

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
Repurchases of shares of the Company’s common stock will be made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter (the “Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and nine months ended September 30, 2016, the Company repurchased a total of 64,483 and 107,916 shares with a total repurchase value of $892,515 and $1,480,781 and received requests for the repurchase of 48,658 and 134,555 shares with a total repurchase value of $675,918 and $1,862,902, respectively. During the three and nine months ended September 30, 2015, the Company repurchased a total of 6,601 and 13,501 shares with a total repurchase value of $98,862 and $202,317 and received requests for the repurchase of 5,267 and 16,503 shares with a total repurchase value of $76,750 and $245,164, respectively.
As of September 30, 2016 and September 30, 2015, the Company had 48,658 and 5,267 shares of outstanding and unfulfilled repurchase requests, and recorded $675,918 and $76,750 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the outstanding repurchase requests as of September 30, 2016 and 2015 of $675,918 and $76,750 on the October 31, 2016 and October 30, 2015 Repurchase Dates, respectively.
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
September 30, 2016
(unaudited)

request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2016, the Company reclassified $4,996,560 and $14,134,773, net of $892,515 and $1,480,781 of fulfilled repurchase requests, and for the three and nine months ended September 30, 2015, $2,645,676 and $5,640,163, net of $98,862 and $202,317 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at least during the early stages of the Company’s development and from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use to fund distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during the three and nine months ended September 30, 2015, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the period from January 1, 2016 to September 30, 2016, cash distributions accrue at a rate of $0.002459 per day for each share, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and nine months ended September 30, 2016 were $11,135,168 and $31,140,959, including $5,899,834 and $16,578,221, or 408,011 and 1,155,416 shares of common stock, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2015 were $5,586,074 and $12,540,127, including $2,971,637 and $6,597,098, or 208,536 and 462,954 shares of common stock, attributable to the DRP.
As of September 30, 2016 and December 31, 2015, $3,640,148 and $2,563,769 of distributions declared were payable, which included $1,928,379 and $1,380,280, or 133,360 shares and 96,862 shares of common stock, attributable to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Distributions Paid
For the three and nine months ended September 30, 2016, the Company paid cash distributions of $5,220,413 and $14,034,458, which related to distributions declared for each day in the period from June 1, 2016 through August 31, 2016 and December 1, 2015 through August 31, 2016, respectively. Additionally, for the three and nine months ended September 30, 2016, 407,266 shares and 1,116,900 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,889,074 and $16,030,122, respectively. For the three and nine months ended September 30, 2016, the Company paid total distributions of $11,109,487 and $30,064,580, respectively.
For the three and nine months ended September 30, 2015, the Company paid cash distributions of $2,420,013 and $5,341,496, which related to distributions declared for each day in the period from June 1, 2015 through August 31, 2015 and December 1, 2014 through August 31, 2015, respectively. Additionally, for the three and nine months ended September 30, 2015, 192,599 shares and 409,999 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $2,744,538 and $5,842,481, respectively. For the three and nine months ended September 30, 2015, the Company paid total distributions of $5,164,551 and $11,183,977, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the DRP, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2016 and 2015 and amounts outstanding to the Advisor and its affiliates as of September 30, 2016 and December 31, 2015 are as follows:

	Incurred For the		Incurred For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$3,903,992	$2,065,532	$10,916,305	$4,198,328	$26,817	$1,051,175
Acquisition fees(1)	1,247,350	2,561,266	2,766,209	6,891,098	684,498	510,718
Acquisition expenses(2)	288,509	927,643	773,414	2,780,293	21,535	145,600
Loan coordination fees(1)	889,500	2,353,989	1,539,500	4,704,794	471,000	—
Property management:
Fees(1)	1,072,183	582,945	3,000,555	1,182,106	361,814	288,488
Reimbursement of onsite personnel(3)	3,403,458	1,932,568	9,460,534	3,874,342	729,666	412,223
Other fees(1)	299,501	187,995	859,347	359,377	36,423	31,072
Other fees - G&A(4)	10,411	—	10,411	—	—	—
Other operating expenses(4)	284,711	303,260	980,495	954,635	170,319	66,218
Consolidated Balance Sheets:
Insurance deductible reserve account(5)	40,270	12,290	64,850	12,290	(120,811)	(24,580)
Capitalized
Construction management:
Fees(6)	808,149	244,614	2,113,545	535,040	118,090	127,375
Reimbursement of labor costs(6)	1,067,347	9,189	2,659,400	18,232	227,391	455,826
Additional paid-in capital
Other offering costs reimbursement	—	1,853,313	4,165,911	4,969,605	—	1,319,182
Selling commissions	—	5,604,446	12,017,003	17,936,003	855,361	—
Dealer manager fees	—	2,509,032	5,642,377	8,089,007	—	—
	$13,315,381	$21,148,082	$56,969,856	$56,505,150	$3,582,103	$4,383,297
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the consolidated statements of operations.

(5)	Included in other assets in the accompanying consolidated balance sheets.

(6)	Included in building and improvements in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Organization and Offering Costs
Organization and offering costs include all expenses (other than sales commissions and the dealer manager fee) paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceeded 15% of the gross proceeds raised in the Primary Offering. Total organization and offering expenses borne by the Company did not exceed 15% of the gross offering proceeds in the Public Offering.
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of September 30, 2016 and December 31, 2015, the Advisor had incurred $5,139,326 and $3,492,993, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering expenses during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through September 30, 2016 is as follows:

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

When recognized, organizational costs are expensed as incurred. From inception through September 30, 2016, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of the Company’s investments in real properties and real estate-related assets or the Company’s proportionate share thereof in the case of investments made through joint ventures. Such fee is calculated including acquisition fees, acquisition expenses and any debt attributable to such investments.
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
Property Management Fees and Expenses
The Company has entered into Property Management Agreements with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements (each, a “Property Management Agreement”) at September 30, 2016 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
September 30, 2016
(unaudited)

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
Insurance Deductible Reserve
The Company deposits with an affiliate of the Sponsor moneys to fund an insurance deductible reserve account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible reserve account may be used by the Company or another affiliate of the Sponsor.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless such excess is approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
At September 30, 2016, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2016 the Company had not sold or otherwise disposed of any properties or real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2016.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 2% at the time of sale and the remaining 5% paid ratably (1% per year) on each of the first five anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to any participating broker-dealer a portion of the dealer manager fee that is attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company terminated the Public Offering on March 24, 2016, and as of September 30, 2016, expects to pay trailing selling commissions subsequent to that date of $855,361, which were charged to additional paid-in capital and are included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors receives 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
On August 13, 2015 and August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at each of the 2015 and 2016 annual meetings of stockholders. The Company recorded stock-based compensation expense of $39,306 and $76,797 for the three and nine

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

months ended September 30, 2016 and $35,348 and $63,482 for the three and nine months ended September 30, 2015, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $60,750 and $180,250 for the three and nine months ended September 30, 2016 and $55,750 and $180,250 for the three and nine months ended September 30, 2015 related to the independent directors’ annual retainer and board meeting attendance, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, $60,750 and $61,750 related to the independent directors’ annual retainer and board meetings attendance is included in due to affiliates in the consolidated balance sheets.
9.          Commitments and Contingencies
Economic Dependency
The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company will be required to obtain such services from other sources. The Company may not be able to retain services from such other sources on favorable terms or at all.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2016 and December 31, 2015:

September 30, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.53%	2.77%	$73,330

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.43%	2.50%	$649,199
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2016 resulted in an unrealized loss of $73,518 and $691,969 and for the three and nine months ended September 30, 2015 resulted in an unrealized loss of $1,038,080 and $2,206,162, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, the Company acquired interest rate cap agreements of $116,100 and $2,248,826, respectively. The fair value of the interest rate cap agreements of $73,330 and $649,199 as of September 30, 2016 and December 31, 2015, is included in other assets on the accompanying consolidated balance sheets.
11.          Pro Forma Information
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2016 and 2015. The Company acquired two properties during the three months ended September 30, 2016 and four properties during the nine months ended September 30, 2016. These properties contributed $6,195,426 of revenues and $3,337,541 of net loss, including $5,626,692 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to September 30, 2016. The following unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 has been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$39,573,261	$37,586,349	$118,719,782	$112,759,046
Net loss	$(7,745,386)	$(15,239,009)	$(23,236,161)	$(49,356,426)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the three and nine months ended September 30, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Subsequent Events
Distributions Paid
On October 3, 2016, the Company paid distributions of $3,640,148, which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016 and consisted of cash distributions paid in the amount of $1,711,769 and $1,928,379 in shares issued pursuant to the DRP.
On November 1, 2016, the Company paid distributions of $3,770,876, which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016 and consisted of cash distributions paid in the amount of $1,779,629 and $1,991,247 in shares issued pursuant to the DRP.
Distributions Declared
On November 9, 2016, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in January 2017, February 2017 and March 2017 will be paid in February 2017, March 2017 and April 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

PART I — FINANCIAL INFORMATION (continued)

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
On March 24, 2016, we terminated our Public Offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our DRP for gross offering proceeds of $14,414,752. We continue to offer shares pursuant to our DRP. As of September 30, 2016, we had sold 49,430,739 shares of common stock for gross proceeds of $736,437,314, including 1,816,711 shares of common stock issued pursuant to our DRP for gross offering proceeds of $26,002,435.
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
Our Real Estate Portfolio
As of September 30, 2016, we owned the 34 multifamily properties listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,873,833	94.9%	97.2%	$957	$901
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,413,062	94.5%	94.1%	885	860
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,957,848	93.8%	94.6%	877	886
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,349,275	91.8%	93.8%	902	870
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,354,109	89.8%	93.8%	1,225	1,128
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,151,629	92.8%	96.0%	913	873
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,836,175	96.8%	93.7%	1,215	1,102
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,385,740	90.1%	91.7%	1,075	1,014
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,543,360	90.9%	92.7%	1,056	955
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,301,003	94.9%	91.7%	807	809
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,012,207	92.7%	88.6%	1,037	846
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,347,902	94.5%	97.3%	1,760	1,688
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,069,307	92.4%	93.3%	1,003	942
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,364,214	93.9%	91.1%	892	811
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,189,217	95.0%	95.1%	906	893
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,151,564	95.1%	93.1%	1,050	943

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2016	Dec 31, 2015	Sep 30, 2016	Dec 31, 2015
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	$37,172,570	93.6%	93.9%	$1,076	$1,053
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,106,509	92.3%	92.0%	827	786
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,470,218	95.0%	95.3%	1,039	989
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,808,289	95.8%	94.3%	1,335	1,292
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,393,512	93.7%	94.0%	1,226	1,217
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,031,344	96.1%	93.1%	1,504	1,389
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,049,781	95.2%	92.9%	1,200	1,227
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,555,798	91.7%	91.0%	924	1,018
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,154,153	95.9%	96.2%	1,674	1,667
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,213,752	89.0%	90.1%	1,160	1,292
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,064,830	87.5%	92.4%	1,262	1,226
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,455,106	90.5%	95.2%	885	868
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,068,064	88.7%	90.5%	1,298	1,337
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	92.6%	97.3%	1,064	1,024
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	94.5%	—%	1,042	—
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	92.3%	—%	1,211	—
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,644,111	95.5%	—%	989	—
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	43,907,836	95.8%	—%	1,612	—
				11,601	$1,499,381,750	$937,396,318	93.1%	93.6%	$1,091	$1,037
________________

(1)	At September 30, 2016, our portfolio was approximately 96.2% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $15,000,000 and associated deferred financing costs of $921,501 related to the revolving credit facilities at the company level.

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

PART I — FINANCIAL INFORMATION (continued)

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
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with our Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our Public Offering. Any such reimbursement did not exceed actual expenses incurred by our Advisor. Following the termination of our Public Offering, our Advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our Public Offering. No amounts were owed to us by our Advisor pursuant to the Advisory Agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our Public Offering.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the year ended December 31, 2015, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the period from January 1, 2016 through September 30, 2016, distributions declared were calculated at a rate of $0.002459 per share per day, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions paid during each of the last five fiscal quarters ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRP were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash (Used In) Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds
Third Quarter 2015	$5,586,074	$0.227	$2,420,013	$2,744,538	$5,164,551	$—	$5,164,551	$(2,745,332)
Fourth Quarter 2015	7,019,501	0.227	2,984,593	3,436,193	6,420,786	2,365,843	4,054,943	2,365,843
First Quarter 2016	9,062,865	0.224	3,793,326	4,442,439	8,235,765	8,235,765	—	8,745,759
Second Quarter 2016	10,942,926	0.224	5,020,719	5,698,609	10,719,328	8,524,217	2,195,111	8,524,217
Third Quarter 2016	11,135,168	0.226	5,220,413	5,889,074	11,109,487	9,504,533	1,604,954	9,504,533
	$43,746,534	$1.128	$19,439,064	$22,210,853	$41,649,917	$28,630,358	$13,019,559	$26,395,020
____________________

(1)	Distributions during fiscal year 2015 and the nine months ended September 30, 2016 were based on daily record dates and calculated at a rate of $0.002466 and $0.002459 per share per day, respectively.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2016, we paid aggregate distributions of $11,109,487 and $30,064,580, including $5,220,413 and $14,034,458 of distributions paid in cash and 407,266 and 1,116,900 shares of our common stock issued pursuant to our DRP for $5,889,074 and $16,030,122. For the three and nine months ended September 30, 2016, our net loss was $9,888,814 and $30,103,111, we had funds from operations (“FFO”) of $6,744,908 and $19,812,782 and net cash provided by operations of $9,504,533 and $26,774,509. For the three and nine months ended September 30, 2016, we funded $9,504,533, or 86%, and $26,264,515, or 87%, of distributions paid respectively, from net cash provided by operating activities and $1,604,954, or 14%, and $3,800,065, or 13%, respectively, from net Public Offering proceeds, which includes net cash distributions and distributions reinvested by stockholders. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

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
As of September 30, 2016, we had not entered into any leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. Upon investing all of the net offering proceeds from our Public Offering, our borrowings were approximately 61% of the value of our properties (after debt amortization) and other real estate-related assets. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and Dealer Manager. During our organization and offering stage, we made payments to the Dealer Manager for sales commissions and the dealer manager fees and payments to our Advisor for reimbursement of certain organization and offering expenses. Currently, during our operating stage, we make payments to our Advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us.
Our principal demand for funds will be to acquire investments in accordance with our investment strategy, to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $18,542,727 as of September 30, 2016;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	cash flow from operations;

•	equity capital from joint venture partners; and

•	proceeds from our DRP.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing including financing pursuant to our Credit Facility and Line of Credit described below, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also conduct additional public or private offerings of our securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing acquisition

PART I — FINANCIAL INFORMATION (continued)

activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On August 26, 2015, we entered into the Credit Facility with PNC Bank in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a Maturity Date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date. Advances made under the Credit Facility will be secured by the property for which such advances are used. As of September 30, 2016, $185,150,604 was outstanding on the Credit Facility, net. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the Maturity Date. For additional information on our Credit Facility, see Note 5 to the consolidated financial statements contained in this Quarterly Report.

On May 18, 2016, we entered into the Line of Credit with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit has a LOC Maturity Date of May 17, 2019, subject to extension, as further described in the LOC Loan Agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Mortgaged Property, the Landings of Brentwood. As of September 30, 2016, $14,714,856 was outstanding on our Line of Credit, net. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options as follows: (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. For additional information on our Line of Credit, see Note 5 to the consolidated financial statements contained in this Quarterly Report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of September 30, 2016, we owned 34 multifamily properties. During the nine months ended September 30, 2016, net cash provided by operating activities was $26,774,509 compared to net cash used in operating activities of $5,624,808 for the nine months ended September 30, 2015. The change in net cash provided by operating activities is primarily due to increases in depreciation and amortization and restricted cash partially offset by a decrease in net loss, due to affiliates and accounts payable and accrued liabilities associated with 34 multifamily properties owned as of September 30, 2016 compared to the 24 multifamily properties owned as of September 30, 2015. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2016, net cash used in investing activities was $251,421,297 compared to $649,029,710 during the nine months ended September 30, 2015. The decrease in net cash used in investing activities was primarily the result of our acquisition of four multifamily properties during the nine months ended September 30, 2016 compared to 17 acquisitions of multifamily properties during the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2016 consisted of the following:

•	$210,030,200 of cash used related to the acquisition of four multifamily properties;

•	$35,439,298 of cash used for improvements to real estate investments;

•	$7,092,300 of cash used for deposits for potential real estate investments;

•	$605,276 of cash provided by restricted cash accounts related to replacement reserves;

PART I — FINANCIAL INFORMATION (continued)

•	$116,100 of cash used to purchase interest rate cap agreements; and

•	$651,325 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the nine months ended September 30, 2016, net cash provided by financing activities was $211,803,138 compared to $676,010,974 during the nine months ended September 30, 2015. The decrease in net cash provided by financing activities is due primarily to the decrease in proceeds from issuance of mortgage notes payable, borrowings from credit facilities and issuance of common stock from $331,070,500, $114,600,000 and $269,681,317, respectively, during the nine months ended September 30, 2015 to $41,850,000, $15,000,000 and $193,953,604, respectively, during the nine months ended September 30, 2016. Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of the following:

•
$171,664,492 of cash provided by offering proceeds related to our Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $16,804,019 and (2) the reimbursement of other offering costs to affiliates in the amount of $5,485,093;

•	$40,653,885 of proceeds from issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,005,250 and principal payments of $190,865;

•	$15,000,000 of proceeds from borrowings from revolving credit facilities;

•	$1,480,781 of cash paid for the repurchase of common stock; and

•	$14,034,458 of net cash distributions, after giving effect to distributions reinvested by stockholders of $16,030,122.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. Upon investing all of the net offering proceeds from our Public Offering, our borrowings were approximately 61% of the value of our properties (after debt amortization) and other real estate-related assets. Going forward, we expect that our borrowings will be approximately 65% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third party appraiser or qualified independent valuation expert. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our Advisor. We expect to make payments to our Advisor in connection with the management of our asset portfolio and costs incurred by our Advisor in providing services to us.
As of September 30, 2016, we had indebtedness totaling an aggregate principal amount of $951,474,817, including the net discount on a note payable of $2,721,540 and the net deferred financing costs of $5,795,541. The following is a summary of our contractual obligations as of September 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$208,671,752	$6,456,144	$52,414,651	$50,876,458	$98,924,499
Principal payments on outstanding debt obligations(2)	959,991,898	65,012	2,951,258	216,824,485	740,151,143
Total	$1,168,663,650	$6,521,156	$55,365,909	$267,700,943	$839,075,642
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2016. We incurred interest expense of $6,547,052 and $19,283,573 during the three and nine months ended September 30, 2016, including amortization of deferred financing costs totaling $242,077 and $676,447, net unrealized losses from the change in fair value of interest rate cap agreements of $73,518 and $691,969 and credit facility commitment fees of $56,597 and $71,514, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed and distributions made during those periods. We commenced real estate operations on May 22, 2014 in connection with the acquisition of our first investment, the Villages at Spring Hill Apartments. As of September 30, 2016, we owned 34 multifamily properties compared to owning 24 multifamily properties as of September 30, 2015. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2016 and 2015 are not indicative of those expected in future periods. For the three and nine months ended September 30, 2016, we continue the process of value-enhancement projects, which may have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income (“NOI”). For more information on NOI and a reconciliation of NOI (a non-GAAP measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table summarizes the consolidated results of operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015	Change $	Change %
Total revenues	$37,357,939	$20,192,686	$17,165,253	85%
Operating, maintenance and management	(9,754,819)	(5,607,063)	(4,147,756)	74%
Real estate taxes and insurance	(5,083,703)	(2,239,371)	(2,844,332)	127%
Fees to affiliates	(7,412,526)	(7,751,727)	339,201	(4)%
Depreciation and amortization	(16,633,722)	(12,493,027)	(4,140,695)	33%
Interest expense	(6,547,052)	(4,086,542)	(2,460,510)	60%
General and administrative expenses	(1,259,368)	(610,641)	(648,727)	106%
Acquisition costs	(555,563)	(1,624,174)	1,068,611	(66)%
Net loss	$(9,888,814)	$(14,219,859)	$4,331,045	(30)%

NOI(1)	$21,147,733	$11,575,312	$9,572,421	83%
FFO(2)	$6,744,908	$(1,726,832)	$8,471,740	491%
MFFO(2)	$9,510,839	$5,850,677	$3,660,162	63%
______________

PART I — FINANCIAL INFORMATION (continued)

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

Net loss
For the three months ended September 30, 2016, we had a net loss of $9,888,814 compared to a net loss of $14,219,859 for the three months ended September 30, 2015. The decrease in net loss of $4,331,045 over the comparable prior year period was primarily due to the decrease in acquisition costs of $1,068,611 due to the acquisition of two multifamily properties during the three months ended September 30, 2016 compared to the acquisition of six multifamily properties in three months ended September 30, 2015, the decrease in fees to affiliates of $339,201 and the increase in total revenues of $17,165,253, offset by the increase in operating, maintenance and management expenses of $4,147,756, the increase in real estate taxes and insurance of $2,844,332, the increase in depreciation and amortization expense of $4,140,695, the increase in interest expense of $2,460,510 and the increase in general and administrative expenses of $648,727. The increase in these expenses was due primarily to the increase in our property portfolio from 24 multifamily properties at September 30, 2015 to 34 multifamily properties at September 30, 2016.
Total revenues
Total revenues were $37,357,939 for the three months ended September 30, 2016 compared to $20,192,686 for the three months ended September 30, 2015. The increase of $17,165,253 was primarily due to owning 34 multifamily properties at September 30, 2016 compared to 24 multifamily properties at September 30, 2015. Our total units increased by 3,710 from 7,891 at September 30, 2015 to 11,601 at September 30, 2016. Average monthly rents per unit increased from $1,000 as of September 30, 2015 to $1,091 as of September 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2016 were $9,754,819 compared to $5,607,063 for the three months ended September 30, 2015. The increase of $4,147,756 was primarily due to operating 34 multifamily properties as of September 30, 2016 compared to 24 multifamily properties as of September 30, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,083,703 for the three months ended September 30, 2016 compared to $2,239,371 for the three months ended September 30, 2015. The increase of $2,844,332 was due to the acquisition of 10 multifamily properties since September 30, 2015 and real estate taxes and insurance expenses for a full reporting period on properties acquired during the three months ended September 30, 2015. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.

PART I — FINANCIAL INFORMATION (continued)

Fees to affiliates
Fees to affiliates were $7,412,526 for the three months ended September 30, 2016 compared to $7,751,727 for the three months ended September 30, 2015. The decrease of $339,201 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of the acquisition of two multifamily properties during the three months ended September 30, 2016 compared to the acquisition of six multifamily properties in three months ended September 30, 2015, partially offset by an increase in investment management and property management fees as a result of the growth in our portfolio.
We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of a full period of operations for the two multifamily properties acquired during the three months ended September 30, 2016. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of the Public Offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $16,633,722 for the three months ended September 30, 2016 compared to $12,493,027 for the three months ended September 30, 2015. The increase of $4,140,695 was primarily due to the net increase in depreciable and amortizable assets of $531,044,028 since September 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2016 was $6,547,052 compared to $4,086,542 for the three months ended September 30, 2015. The increase of $2,460,510 was primarily due to the increase in the notes payable balance (before deducting deferred financing fees and loan discount) of $289,860,339 since September 30, 2015 due to financing incurred in connection with the acquisition of seven multifamily properties since September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $242,077 and $117,487, the unrealized loss on derivative instruments of $73,518 and $1,038,080 and credit facility commitment fees of $56,597 and $11,968 for the three months ended September 30, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2016 were $1,259,368 compared to $610,641 for the three months ended September 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $648,727 was primarily due to the acquisition of 10 multifamily properties since September 30, 2015 and the continuing operation of the properties owned as of September 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the three months ended September 30, 2016 were $555,563 compared to $1,624,174 for the three months ended September 30, 2015. The decrease of $1,068,611 was due primarily to the acquisition of two multifamily properties with an aggregate purchase price of $121,822,500 during the three months ended September 30, 2016, compared to the acquisition of six multifamily properties with an aggregate purchase price of $245,230,000 during the three months ended September 30, 2015. We expect acquisition costs to decrease in future periods as we expect to acquire substantially fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015	Change $	Change %
Total revenues	$104,549,081	$40,687,253	$63,861,828	157%
Operating, maintenance and management	(25,807,704)	(11,082,156)	(14,725,548)	133%
Real estate taxes and insurance	(15,483,039)	(5,270,842)	(10,212,197)	194%
Fees to affiliates	(19,081,916)	(17,335,703)	(1,746,213)	10%
Depreciation and amortization	(49,915,893)	(25,562,812)	(24,353,081)	95%
Interest expense	(19,283,573)	(7,938,509)	(11,345,064)	143%
General and administrative expenses	(3,406,931)	(2,018,031)	(1,388,900)	69%
Acquisition costs	(1,673,136)	(4,662,394)	2,989,258	(64)%
Net loss	$(30,103,111)	$(33,183,194)	$3,080,083	(9)%

NOI(1)	$58,745,836	$22,792,772	$35,953,064	158%
FFO(2)	$19,812,782	$(7,620,382)	$27,433,164	360%
MFFO(2)	$26,483,596	$10,844,066	$15,639,530	144%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2016, we had a net loss of $30,103,111 compared to $33,183,194 for the nine months ended September 30, 2015. The decrease in net loss of $3,080,083 over the comparable prior year period was primarily due to the increase in total revenues of $63,861,828 and the decrease in acquisition costs of $2,989,258 offset by the increase in operating, maintenance and management expenses of $14,725,548, the increase in real estate taxes and insurance of $10,212,197, the increase in fees to affiliates of $1,746,213, the increase in depreciation and amortization expense of $24,353,081, the increase in interest expense of $11,345,064 and the increase in general and administrative expenses of $1,388,900. The increase in these expenses was due primarily to the increase in our property portfolio from 24 multifamily properties at September 30, 2015 to 34 multifamily properties at September 30, 2016.
Total revenues
Total revenues were $104,549,081 for the nine months ended September 30, 2016 compared to $40,687,253 for the nine months ended September 30, 2015. The increase of $63,861,828 was primarily due to owning 34 multifamily properties at September 30, 2016 compared to 24 multifamily properties at September 30, 2015. Additionally, our total units increased by 3,710 from 7,891 at September 30, 2015 to 11,601 at September 30, 2016. Average monthly rents per unit increased from $1,000 as of September 30, 2015 to $1,091 as of September 30, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $25,807,704 for the nine months ended September 30, 2016 compared to $11,082,156 for the nine months ended September 30, 2015. The increase of $14,725,548 was primarily due to operating 34 multifamily properties as of September 30, 2016 compared to 24 multifamily properties as of September 30, 2015.

PART I — FINANCIAL INFORMATION (continued)

We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $15,483,039 for the nine months ended September 30, 2016 compared to $5,270,842 for the nine months ended September 30, 2015. The increase of $10,212,197 was due to the acquisition of 10 multifamily properties since September 30, 2015 and real estate taxes and insurance expenses for a full reporting period on properties acquired during the nine months September 30, 2015. We expect these amounts may increase in future periods as a result of municipal property tax increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $19,081,916 for the nine months ended September 30, 2016 compared to $17,335,703 for the nine months ended September 30, 2015. The increase of $1,746,213 was primarily due to the increase in investment management and property management fees as a result of the growth of our portfolio, partially offset by a decrease in acquisition fees and loan coordination fees as a result of the acquisition of four multifamily properties during the nine months ended September 30, 2016 compared to the acquisition of 17 multifamily properties during the nine months ended September 30, 2015.
We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and a full period of operations for the four multifamily properties acquired during the nine months ended September 30, 2016. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of the Public Offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $49,915,893 for the nine months ended September 30, 2016 compared to $25,562,812 for the nine months ended September 30, 2015. The increase of $24,353,081 was primarily due to the net increase in depreciable and amortizable assets of $531,044,028 since September 30, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2016 was $19,283,573 compared to $7,938,509 for the nine months ended September 30, 2015. The increase of $11,345,064 was primarily due to the increase in the notes payable balance (before deducting deferred financing fees and loan discount) of $289,860,339 since September 30, 2015 due to financing incurred in connection with the acquisition of seven multifamily properties since September 30, 2015. Included in interest expense is the amortization of deferred financing costs of $676,447 and $220,287, the unrealized loss on derivative instruments of $691,969 and $2,206,162 and credit facility commitment fees of $71,514 and $11,968 for the nine months ended September 30, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2016 were $3,406,931 compared to $2,018,031 for the nine months ended September 30, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,388,900 was primarily due to the acquisition of 10 multifamily properties since September 30, 2015 and the continuing operation of the properties owned as of September 30, 2015. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2016 were $1,673,136 compared to $4,662,394 for the nine months ended September 30, 2015. The decrease of $2,989,258 was due primarily to the acquisition of four multifamily properties with an aggregate purchase price of $264,222,500 during the nine months ended September 30, 2016, compared to the acquisition of 17 multifamily properties with an aggregate purchase price of $657,945,000 during the nine months ended September 30, 2015. We expect acquisition costs to decrease in future periods as we expect to acquire fewer properties and real estate-related investments in future periods.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2015. As of September 30, 2016, 18 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$19,400,743	$18,293,821	$1,106,922	6.1%
Operating expenses	8,670,970	7,804,069	866,901	11.1%
Net operating income	10,729,773	10,489,752	240,021	2.3%

Non-same-store properties:
Net operating income	10,417,960	1,085,560	9,332,400

Total net operating income(1)	$21,147,733	$11,575,312	$9,572,421
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2016 was $10,729,773 compared to $10,489,752 for the three months ended September 30, 2015. The 2.3% increase in same-store net operating income was due to a 6.1% increase in same-store rental revenues offset by a 11.1% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2016 were $19,400,743 compared to $18,293,821 for the three months ended September 30, 2015. The 6.1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $939 as of September 30, 2015 to $999 as of September 30, 2016, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2016 were $8,670,970 compared to $7,804,069 for the three months ended September 30, 2015. The increase in same-store operating expenses was primarily attributable to property tax increases at Preston Hills at Mill Creek, The Residences on McGinnis Ferry and Reveal on Cumberland for the three months ended September 30, 2016.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(9,888,814)	$(14,219,859)	$(30,103,111)	$(33,183,194)
Fees to affiliates(1)	6,040,842	6,980,787	15,222,014	15,794,220
Depreciation and amortization	16,633,722	12,493,027	49,915,893	25,562,812
Interest expense	6,547,052	4,086,542	19,283,573	7,938,509
General and administrative expenses	1,259,368	610,641	3,406,931	2,018,031
Acquisition costs	555,563	1,624,174	1,673,136	4,662,394
Other gains and losses(2)	—	—	(652,600)	—
Net operating income	$21,147,733	$11,575,312	$58,745,836	$22,792,772
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2016 exclude property management fees of $1,072,183 and $3,000,555 and other fees of $299,501 and $859,347, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2015 exclude property management fees of $582,945 and $1,182,106 and other fees of $187,995 and $359,377, respectively, that are included in NOI.

(2)	Other gains and losses for the three and nine months ended September 30, 2016 include non-recurring insurance claim recoveries that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, The National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of net loss to MFFO:
Net loss	$(9,888,814)	$(14,219,859)	$(30,103,111)	$(33,183,194)
Depreciation of real estate assets	14,334,454	6,786,834	39,002,300	13,534,142
Amortization of lease-related costs	2,299,268	5,706,193	10,913,593	12,028,670
FFO	6,744,908	(1,726,832)	19,812,782	(7,620,382)
Acquisition fees and expenses(1)(2)	2,692,413	6,539,429	5,978,845	16,258,286
Unrealized loss on derivative instruments	73,518	1,038,080	691,969	2,206,162
MFFO	$9,510,839	$5,850,677	$26,483,596	$10,844,066
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

PART I — FINANCIAL INFORMATION (continued)

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2016 include loan coordination fees of $889,500 and $1,539,500 and acquisition fees of $1,247,350 and $2,766,209, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2016 also include acquisition expenses of $555,563 and $1,673,136, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2015 include acquisition fees of $2,561,266 and $6,891,098 respectively, and loan coordination fees of $2,353,989 and $4,704,794, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2015 also include acquisition expenses of $1,624,174 and $4,662,394, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2016, the fair value of our fixed rate debt was $73,697,142 and the carrying value of our fixed rate debt was $67,769,550. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2016, the fair value of our variable rate debt was $876,204,333 and the

PART I — FINANCIAL INFORMATION (continued)

carrying value of our variable rate debt was $883,705,267. Based on interest rates as of September 30, 2016, if interest rates are 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $9,042,227 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $4,802,417.
At September 30, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 2.60%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 2.73% at September 30, 2016. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2016, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate caps as of September 30, 2016 were not in excess of the capped rates. See also Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act.
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
From inception through September 30, 2016, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our Public Offering in the amounts set forth below. The Dealer Manager for our Public Offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
From the commencement of our Public Offering through September 30, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $651,557,298, including net offering proceeds from our DRP of $26,002,435. For the period from inception through September 30, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 11.95%.
The net proceeds from our Public Offering have been used to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties with the remaining proceeds from our Public Offering. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2016, we had invested in 34 multifamily properties for a total purchase price of $1,499,381,750. These property acquisitions were funded from proceeds of our Public Offering and $890,965,019 in secured financings.

PART II — OTHER INFORMATION (continued)

During the three months ended September 30, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2016	22,751	64,483	$13.84	(3)
August 2016	10,736	—	—	(3)
September 2016	15,171	—	—	(3)
	48,658	64,483
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2016, we had $675,918, representing 48,658 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 31, 2016.

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

4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
_______________

*	Filed herewith.
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

Steadfast Apartment REIT, Inc.

Date:	November 10, 2016	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board

Date:	November 10, 2016	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)