Form 10-K
period 2016-12-31
Steadfast Apartment REIT, Inc.
filed 2017-03-17
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. There were approximately 48,791,759 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $731,876,385, assuming a market value of $15.00 per share.

As of March 10, 2017, there were 50,019,686 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements of Steadfast Apartment REIT, Inc. (“we,” “our,” “us” or the “Company”) included in this annual report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	Our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts; or REITS

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2014. We invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector located throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.  Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., or our operating partnership, a Delaware limited partnership formed on August 27, 2013, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership and our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, is the sole limited partner of our operating partnership. As of December 31, 2016, we owned 34 multifamily properties comprised of a total of 11,601 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On December 30, 2013, we commenced our initial public offering up to 66,666,667 shares of common stock for an initial price of $15.00 per share (with discounts available for certain categories of purchasers) and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. As of the termination of the initial public offering on March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. For more information on the determinations of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors determined to increase the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.46 and $14.85, effective May 1, 2016 and March 1, 2017, respectively. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement dated December 13, 2013, by and among us, our operating partnership and our advisor. The advisory agreement is subject to annual renewal by our board of directors. The current term of the advisory agreement expires on December 13, 2017. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides advisory services to us on behalf of the advisor. Steadfast Capital Markets Group, LLC, or the dealer manager, an affiliate of Steadfast REIT Investments, LLC, our sponsor, served as the dealer manager for our initial public offering. The dealer manager was responsible for marketing our shares of common stock offered pursuant to our initial public offering. The advisor, along with the dealer manager, also provides offering services, marketing, investor relations and other administrative services on our behalf.

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
We intend to use cash flows from operations to continue to invest in and manage our real estate investments located throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We believe that a majority of our portfolio consists of established, well-positioned, institutional-quality apartment communities with existing high occupancies and consistent rental revenue. Established apartments are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, we believe the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We continue to implement a value-enhancement strategy for a substantial portion of the total apartment homes we acquired. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring.
2016 Highlights
During 2016, we:

•
acquired four multifamily properties for an aggregate contract purchase price of $264,222,500, exclusive of closing costs, increasing our property portfolio to 34 multifamily properties with an aggregate contract purchase price of $1,499,381,750;

•	invested $53,334,756 in improvements to our real estate investment portfolio;

•
paid cash distributions of $19,252,136 and distributed $21,880,716 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 6.0% annualized distribution rate to our stockholders based on a purchase price of $15.00 per share;

•	generated cash flows from operations of $38,939,853;

•	issued 14,345,217 shares in our public offering, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $212,715,246;

•
generated net operating income, or NOI, of $81,592,629 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income”;

•
generated funds from operations, or FFO, of $30,309,069 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations and Modified Funds From Operations”;

•
generated modified funds from operations, or MFFO, of $36,566,768 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations”); and

•	generated a net loss of $37,682,474.

Our Real Estate Portfolio
As of December 31, 2016, we owned the 34 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	97.7%	$973	5/22/2014	$14,200,000	$9,876,295	6.2%
2	Harrison Place Apartments	Indianapolis, IN	307	96.1%	906	6/30/2014	27,864,250	19,417,335	6.1%
3	Club at Summer Valley	Austin, TX	260	94.6%	910	8/28/2014	21,500,000	14,961,156	6.2%
4	Terrace Cove Apartment Homes	Austin, TX	304	92.1%	902	8/28/2014	23,500,000	16,352,892	6.6%
5	The Residences on McGinnis Ferry	Suwanee, GA	696	87.9%	1,208	10/16/2014	98,500,000	73,364,663	5.8%
6	The 1800 at Barrett Lakes	Kennesaw, GA	500	92.4%	923	11/20/2014	49,000,000	34,159,229	6.4%
7	The Oasis	Colorado Springs, CO	252	95.2%	1,239	12/19/2014	40,000,000	27,844,470	6.2%
8	Columns on Wetherington	Florence, KY	192	93.2%	1,046	2/26/2015	25,000,000	17,389,729	6.0%
9	Preston Hills at Mill Creek	Buford, GA	464	90.9%	1,086	3/10/2015	51,000,000	35,548,515	5.8%
10	Eagle Lake Landing Apartments	Speedway, IN	277	93.5%	824	3/27/2015	19,200,000	13,305,629	7.9%
11	Reveal on Cumberland	Fishers, IN	220	93.6%	1,017	3/30/2015	29,500,000	22,019,797	5.8%
12	Randall Highlands Apartments	North Aurora, IL	146	89.0%	1,796	3/31/2015	32,115,000	22,352,404	5.7%
13	Heritage Place Apartments	Franklin, TN	105	90.5%	1,041	4/27/2015	9,650,000	7,075,810	5.7%
14	Rosemont at East Cobb	Marietta, GA	180	90.0%	931	5/21/2015	16,450,000	11,371,432	5.7%
15	Ridge Crossings Apartments	Hoover, AL	720	92.1%	916	5/28/2015	72,000,000	50,196,409	6.0%
16	Bella Terra at City Center	Aurora, CO	304	93.1%	1,052	6/11/2015	37,600,000	26,157,020	5.7%
17	Hearthstone at City Center	Aurora, CO	360	93.1%	1,137	6/25/2015	53,400,000	37,179,470	5.8%
18	Arbors at Brookfield	Mauldin, SC	702	90.7%	841	6/30/2015	66,800,000	45,112,996	5.5%
19	Carrington Park	Kansas City, MO	298	92.6%	1,011	8/19/2015	39,480,000	29,474,690	5.7%
20	Delano at North Richland Hills	North Richland Hills, TX	263	95.1%	1,314	8/26/2015	38,500,000	28,812,772	5.6%
21	Meadows at North Richland Hills	North Richland Hills, TX	252	95.2%	1,240	8/26/2015	32,600,000	24,397,308	5.6%
22	Kensington by the Vineyard	Euless, TX	259	95.4%	1,487	8/26/2015	46,200,000	34,037,812	5.7%
23	Monticello by the Vineyard	Euless, TX	354	97.2%	1,251	9/23/2015	52,200,000	39,056,517	5.4%
24	The Shores	Oklahoma City, OK	300	88.0%	958	9/29/2015	36,250,000	24,490,786	6.4%
25	Lakeside at Coppell	Coppelle, TX	315	93.7%	1,651	10/7/2015	60,500,000	45,161,378	5.9%
26	Meadows at River Run	Bolingbrook, IL	374	92.2%	1,215	10/30/2015	58,500,000	43,227,755	6.0%
27	PeakView at T-Bone Ranch	Greeley, CO	224	89.7%	1,239	12/11/2015	40,300,000	28,069,387	5.7%
28	Park Valley Apartments	Smyrna, GA	496	91.7%	896	12/11/2015	51,400,000	38,461,493	5.8%
29	PeakView by Horseshoe Lake	Loveland, CO	222	91.0%	1,365	12/18/2015	44,200,000	33,073,585	5.8%
30	Stoneridge Farms	Smyrna, TN	336	91.7%	1,067	12/30/2015	47,750,000	—	5.7%
31	Fielder’s Creek	Englewood, CO	217	93.5%	1,102	3/23/2016	32,400,000	—	6.0%

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
32	Landings of Brentwood	Brentwood, TN	724	89.5%	$1,222	5/18/2016	$110,000,000	$—	5.7%
33	1250 West Apartments	Marietta, GA	468	93.2%	977	8/12/2016	55,772,500	41,650,263	6.1%
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	334	91.0%	1,579	9/29/2016	66,050,000	44,015,806	5.7%
			11,601	92.2%(4)	$1,102		$1,499,381,750	$937,614,803
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(2)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $35,000,000 and associated deferred financing costs of $853,652 related to the revolving credit facilities at the Company level.

(3)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing NOI of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

(4)	At December 31, 2016, our portfolio was approximately 94.7% leased, calculated using the number of occupied and contractually leased units divided by total units.
We plan to invest approximately $20 - $25 million during the year ending December 31, 2017 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
The following information generally applies to all our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	except as noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and

•	our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets.
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that careful use of borrowings helps us achieve our diversification goals and potentially enhance the returns on our investments. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property equals the value determined by an independent third-party appraiser or qualified independent valuation expert. At December 31, 2016, our debt was approximately 58% of the value of our properties. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2016, our borrowings were not in excess of 300% of the value of our net assets.

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
We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, and Steadfast Apartment REIT III, Inc. or Steadfast Apartment REIT III, both non-traded real estate investment trusts with similar investment objectives as us that are sponsored by our sponsor. Steadfast Income REIT terminated its initial public offering on December 20, 2013. However, Steadfast Income REIT may reinvest any proceeds from a sale of assets or engage in future public offerings to raise capital to acquire additional multifamily properties. Steadfast Apartment REIT III commenced its public offering on February 5, 2016 and has a similar investment strategy as us, however, we expect any competition with Steadfast Apartment REIT III for property acquisitions to be limited as our initial public offering terminated on March 24, 2016, and we have deployed all of the net offering proceeds raised in our initial public offering. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.
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
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.
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
From inception through December 31, 2016, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2016, we incurred a net loss of $100,303,697. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
We have paid a significant portion of our distributions to date from the proceeds of our public offering and cannot guarantee in the future that we will pay distributions solely from cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our cash flow from operations has not been sufficient to fund all of our distributions. Of the $60,352,790 in total distributions we paid from our inception through December 31, 2016, including shares issued pursuant to our distribution reinvestment plan, 34% such amounts were funded from offering proceeds.
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
Our share repurchase plan may provide you with an opportunity to have your shares of common stock repurchased by us. We anticipate that shares of our common stock may be repurchased on a quarterly basis. No shares may be repurchased under our share repurchase plan until after the first anniversary of the date of purchase of such shares. Prior to the first determination of our estimated value per share, we repurchased shares of our common stock pursuant to our share repurchase plan at a discount from the current offering price per share of our common stock based upon how long such shares had been held. Following the first determination of our estimated value per share of our common stock, shares are repurchased at a price based upon such estimated value per share. Due to the fact that the per share amount paid by us to repurchase shares will typically exceed the net proceeds we received in connection with the sale of such shares, the repurchase of shares pursuant to our share repurchase plan will have a dilutive effect on our existing stockholders.
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
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. During our public offering, we funded a portion of our distributions from the net proceeds of our public offering and therefore had fewer funds available for investment in properties than if our distributions came solely from cash flow from operations. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions with the deferral by our advisor, in its sole discretion, of fees payable under the advisory agreement. New investors will be diluted to the extent that we make distributions in excess of our current and accumulated earnings and profits prior to the time that such investors acquire shares of our common stock.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The most recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. The failure to achieve a sustained economic recovery or a renewed economic downturn could result in continued reductions in overall transaction volume and size of sales and leasing activities that our advisor and its affiliates have recently experienced, and would put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition could suffer.
We have paid substantial fees and expenses to our advisor and its affiliates, including the dealer manager, for our public offering. These fees were not negotiated at arm’s length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
A portion of the offering price from the sale of our shares in our public offering was used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and may be higher than fees payable to unaffiliated third parties. In addition, the full offering price paid by stockholders was not invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the Company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2016, of the $1,499,381,750 contract price of our real estate assets, 21.5% was located in the Atlanta, Georgia metropolitan area, 19.7% was located in the Dallas/Fort Worth, Texas metropolitan area and 12.1% was located in the Nashville, Tennessee metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower NOI.
Non-listed REITs have been the subject of scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA, the SEC and certain states. We could also become the subject of scrutiny and may face difficulties in raising capital in the future should negative perceptions develop regarding non-listed REITs.
Our securities, like other non-listed REITs, were sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC, the states and the Financial Industry Regulatory Authority, Inc., or FINRA, impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
As a result of increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA, the SEC and the states have monitored non-listed REITs with greater scrutiny. If we become the subject of such greater scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting to our management and could have an adverse effect on our ability to raise capital in the future.
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
Our board of directors determined an estimated value per share of $14.85 for our shares of common stock as of December 31, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2016. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or compliant with the Employee Retirement Income Security Act of 1974, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2016), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2016, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold your shares for an indefinite period of time.
In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a liquidity event. A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within five years after the completion of our offering stage; however, the timing of any such event will be significantly dependent upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, you should be prepared to hold them for an indefinite period of time.
If we internalize our management functions, we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and hire our advisor’s personnel. Pursuant to the advisory agreement, we are not allowed to solicit or hire any of our advisor’s personnel without our advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our FFO would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets have experienced extreme volatility and disruption in recent years. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets during the most recent recession resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
Financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the U.S. federal government following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other regulatory changes, which may negatively impact results of operations and our financial condition.
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
We terminated our initial public offering on March 24, 2016. In the event that we develop a need for additional capital in the future for the repayment of maturing debt obligations, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our investments or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.
We report MFFO, a non-GAAP financial measure.
We report MFFO, a non-GAAP financial measure, which we believe to be an appropriate supplemental measure to reflect our operating performance.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are classified as common stock with a par value of $0.01 per share, 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, and 1,000 shares are classified as convertible stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
Your investment will be diluted upon conversion of the convertible stock.
We have issued 1,000 shares of our convertible stock to our advisor for an aggregate purchase price of $1,000. Under limited circumstances, each outstanding share of our convertible stock may be converted into shares of our common stock, which will have a dilutive effect to our stockholders. Our convertible stock will be converted into shares of common stock if (1) we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer or (3) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). Upon any of these events, each share of convertible stock will be converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) our “enterprise value” plus the aggregate value of the distributions paid to date on the then outstanding shares exceeds (ii) the aggregate purchase price paid by stockholders for those outstanding shares plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the shares, divided by (B) our enterprise value divided by the number of outstanding shares of our common stock on an as-converted basis as of the date of conversion. In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be repurchased by us for $1.00. Upon the issuance of our common stock in connection with the conversion of our convertible stock, your interests in us will be diluted.
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
Neither we, our operating partnership nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our Operating Partnership and our wholly and majority-owned subsidiaries, primarily in the business of buying real estate. These investments must be made within a year after our public offering ends.
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

Risks Related To Conflicts of Interest
We depend on our advisor and its key personnel and if any such key personnel were to cease to be affiliated with our advisor, our business could suffer.
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
We may compete for investment opportunities with Steadfast Income REIT or Steadfast Apartment REIT III, public, non-listed REITs sponsored by our sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT is no longer publicly offering its shares of common stock, Steadfast Income REIT may reinvest any proceeds from a sale of assets or raise additional funds available for investment. Steadfast Apartment REIT III commenced its initial public offering on February 5, 2016. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we expect to own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT III and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same or other types of investments that we do.
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Income REIT, Steadfast Apartment REIT III and Steadfast Alcentra Global Credit Fund, a closed-end fund recently formed by affiliates of our sponsor. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, our advisor’s ability to locate and acquire investments that meet our investment objectives and the size of our real estate portfolio. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
The fees we paid to affiliates in connection with our public offering and continue to pay in connection with the acquisition and management of our investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees paid to the dealer manager for services they provided for us and the fees to be paid to our advisor, our property managers and other affiliates for services they provide for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in real properties and distributions to our stockholders.
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
We have implemented a value-enhancement strategy for a substantial portion of the total apartment homes we have acquired. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
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
We may have acquired apartment communities in locations that may be experiencing increases in construction of properties that compete with our apartment communities. This increased competition and construction could:

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
We have financed a portion of the purchase price of our multifamily properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Generally speaking, this is expected to approximate 75% of the aggregate cost of our assets. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least

90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution-paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the amount of cash distributions we can make to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, underwriting standards, capital market instability or other factors, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms to the extent that we place mortgage debt on properties. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
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
The derivative financial instruments that we use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
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
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Distributions payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Distributions payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding any taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business, unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding any taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. For our 2017 taxable year, no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Not more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.”
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire or originate mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests and interest derived from mezzanine loans will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that do not meet all of the requirements of the safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to continue to qualify as a REIT.

If our operating partnership fails to maintain its status as a disregarded entity or partnership, its income may be subject to taxation, which would reduce the cash available for distribution to you and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a disregarded entity or partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”
A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. However, certain qualified foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, FIRPTA does not apply to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five-year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

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
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you establish a plan or account through which you invest in our common stock, federal law may require you to withdraw required minimum distributions from such plan in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If you require liquidity, you may generally sell your shares, but such sale may be at a price less than the price at which you initially purchased your shares of our common stock. If you fail to withdraw required minimum distributions from your plan or account, you may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2016, we owned 34 multifamily properties consisting of an aggregate of 11,601 apartment homes. The total contract purchase price of our real estate portfolio as of December 31, 2016 was $1,499,381,750, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this annual report on Form 10-K.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 10, 2017, we had approximately 50,019,686 shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2016, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under FINRA Rule 2340. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, comprised of solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2016.
From CBRE Cap’s engagement through the issuance of its valuation report on February 14, 2017, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third-party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $13.91 and $15.76 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended to the board of directors that it adopt $14.85 as the estimated value per share of our common stock as of December 31, 2016. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates in the sensitivity analysis. On February 14, 2017, our board of directors accepted the valuation committee’s recommendation and approved $14.85 as the estimated value per share of our common stock as of December 31, 2016. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2016.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us that contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2016, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2016, as prepared by us.
The appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all MAI appraisals. The appraisals were prepared by CBRE and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the appraisals, and described the results of the appraisals in its valuation report. Discreet values were assigned to each property in our portfolio.
Our valuation committee and board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA valuation guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.89% - 6.19%	6.04%
Discount rate	7.24% - 7.62%	7.43%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity analysis, in accordance with the IPA valuation guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.50	$(0.48)
Discount rate	0.47	(0.46)
In its valuation report, CBRE Cap included an estimate of the December 31, 2016 value of our assets, including cash and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to GAAP fair values in this annual report, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation since the value of those balances was already considered in the appraisals.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $0.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in our real estate portfolio to be in the range of $1,644,388,576 to $1,740,431,016 and our net asset value to range between $691,379,437 and $783,420,657, or between $13.91 and $15.76 per share, based on a share count of 49,698,486 shares issued and outstanding as of December 31, 2016.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2016 and 2015.

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2016	2015	2016	2015
Real estate properties	$1,690,995,000	$1,314,950,000	$34.03	$37.04
Cash	26,768,318	31,386,377	0.54	0.88
Other assets	16,947,745	20,223,062	0.34	0.57
Mortgage debt	(961,382,904)	(827,207,564)	(19.34)	(23.30)
Other liabilities	(35,342,299)	(25,960,229)	(0.71)	(0.73)
Incentive fee	—	—	—	—
Estimated value per share	$737,985,860	$513,391,646	$14.85	$14.46
The estimated value of our real estate properties as of December 31, 2016 and 2015 was $1,690,995,000 and $1,314,950,000, respectively, while the total cost of the real estate properties was $1,569,225,987 and $1,254,873,399, respectively, comprised of the aggregate purchase price and capital expenditures subsequent to acquisition.
The following table summarizes the total cost and estimated value of our real estate properties based on the length of our ownership of the real estate properties as of December 31, 2016.

	Total Cost	Estimated Value	% Increase
Properties owned > 1 year	$1,303,295,726	$1,409,335,000	8.1%
Properties owned < 1 year	265,930,261	281,660,000	5.9%
	$1,569,225,987	$1,690,995,000	7.8%
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued February 14, 2017, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2016, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us or our advisor for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith reflecting our and our advisor’s best currently available estimates and judgments and other subjective judgments, and relied upon us and our advisor to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. CBRE Cap assumes no obligation to update or otherwise revise these materials. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third-party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share;

•	a third party would offer the estimated value per share in an arm’s length transaction to purchase all or substantially all of our shares of common stock;

•	our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.
The December 31, 2016 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on February 14, 2017. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2017, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2016 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past three years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

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
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2016. During 2016, distributions declared for all record dates of a given month were paid approximately three days after month-end. Distributions were calculated at a rate of $0.002459 per share per day, which if paid each day over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. Prior to January 1, 2016, distributions were calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2016 and 2015 aggregated by quarter, are as follows:

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$9,062,865	$10,942,926	$11,135,168	$11,216,729	$42,357,688
Total Per Share Distribution	$0.224	$0.224	$0.226	$0.226	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(2)	$2,709,299	$4,244,754	$5,586,074	$7,019,501	$19,559,628
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions were based on daily record dates and calculated at a rate of $0.002459 per share per day for the year ended December 31, 2016.

(2)	Distributions were based on daily record dates and calculated at a rate of $0.002466 per share per day for the year ended December 31, 2015.
The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Ordinary income	2.5%	2.6%
Return of capital	97.5%	97.4%
Total	100.0%	100.0%
Generally, our policy will be to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and your overall return on your investment in us may be reduced. As of December 31, 2016, 34% and 66% of distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from offering proceeds and cash flows from operations, respectively.
Pursuant to our distribution reinvestment plan, stockholders had the option to elect to have their cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. On March 24, 2016, our board of directors determined a share price of $14.46 for purposes of our distribution reinvestment plan, effective as of May 1, 2016. On February 14, 2017, our board of directors determined a new share price of $14.85 for purposes of our distribution reinvestment plan, effective March 1, 2017. Distributions that accrue during the month of March 2017, which will be paid in April 2017, will be reinvested at $14.46 per share on the April distribution payment date pursuant to our distribution reinvestment plan. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On February 27, 2014, we granted 3,333 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with our raising of $2,000,000 in our public offering. On August 7, 2014, August 13, 2015 and on August 11, 2016, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act on December 30, 2013, at which time we commenced our initial public offering. As of December 31, 2016, we had sold 49,835,344 shares of our common stock in our initial public offering for gross offering proceeds of $742,287,907, including 2,221,317 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $31,853,028. We terminated our initial public offering on March 24, 2016.
On April 5, 2016, we registered with the SEC up to 10,000,000 shares of our common stock to be issued to existing stockholders pursuant to the distribution reinvestment plan.
From inception through December 31, 2016, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$67,518,641	Actual
Other organization and offering costs	17,361,375	Actual
Total expenses	$84,880,016	Actual
Total public offering proceeds (excluding distribution reinvestment plan proceeds)	$710,434,879	Actual
Percentage of public offering proceeds used to pay for organization and offering costs	11.95%	Actual
From the commencement of our public offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $657,407,891, including net offering proceeds from our distribution reinvestment plan of $31,853,028. For the period from inception through December 31, 2016, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 11.95%.

The net proceeds from our public offering have been used to invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2016, we had invested in 34 multifamily properties for a total contract purchase price of $1,499,381,750. These property acquisitions were funded from proceeds of our public offering and $890,965,019 in secured financings.
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
Beginning March 29, 2016, the date we first published an estimated value per share, the purchase price for shares repurchased under our share repurchase plan is as as follows:

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

(2)	The required one-year holding period does not apply to repurchases required within two years after death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share as determined by our board of directors. For additional information on our estimated value per share, see “ — Estimated Value Per Share” above.

The purchase price per share for shares repurchased pursuant to the share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date as a result of the sale of one or more of our assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of our common stock will be made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, or the repurchase date. Stockholders may withdraw their repurchase request at any time up to three business days’ prior to the repurchase date.

We cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to repurchase requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, we will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available unless the stockholder withdraws the request for repurchase. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
We are not obligated to repurchase shares of our common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock pursuant to our share repurchase plan.
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
During the year ended December 31, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2016	3,749	21,599	$13.51	(4)
February 2016	3,419			(4)
March 2016	14,596			(4)
April 2016	15,676	21,834	13.57	(4)
May 2016	21,777			(4)
June 2016	26,681			(4)
July 2016	22,751	64,483	13.84	(4)
August 2016	10,736			(4)
September 2016	15,171			(4)
October 2016	30,336	48,667	13.89	(4)
November 2016	16,031			(4)
December 2016	29,397	—	—	(4)
	210,320	156,583
________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2016, we had $1,053,198, representing 75,764 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on January 31, 2017.

(2)	We currently repurchase shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)	From inception through December 31, 2016, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
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

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2016, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	As of December 31,
	2016	2015	2014	2013
Balance sheet data
Total real estate, net	$1,453,385,165	$1,207,028,126	$269,987,629	$—
Total assets	1,497,101,228	1,258,692,194	306,470,497	203,500
Notes payable	971,761,151	850,766,025	196,930,600	—
Total liabilities	1,007,103,450	876,726,253	202,426,021	86,644
Redeemable common stock	27,949,492	9,401,360	660,089	—
Total stockholders’ equity	462,048,286	372,564,581	103,384,387	116,856

	For the Year Ended December 31,			For the Period from August 22, 2013 (Inception) to December 31, 2013
	2016	2015	2014
Operating data
Total revenues	$144,010,514	$68,449,753	$7,255,266	$—
Net loss	(37,682,474)	(50,694,124)	(11,840,455)	(86,644)
Net loss attributable to common stockholders	(37,682,474)	(50,694,124)	(11,840,455)	(86,644)
Loss per common share - basic and diluted	(0.80)	(2.33)	(4.74)	(7.06)
Other data
Cash flows provided by (used in) operating activities	38,939,853	(3,258,965)	(3,918,648)	—
Cash flows used in investing activities	(269,344,362)	(910,962,748)	(277,793,918)	—
Cash flows provided by financing activities	225,786,450	917,012,264	310,104,892	203,500
Distributions declared	42,357,688	19,559,628	2,224,079	—
Distributions declared per common share(1)	0.900	0.900	0.663	—
Weighted-average number of common shares outstanding, basic and diluted	47,092,206	21,753,832	2,495,771	12,273
FFO(2)	30,309,069	(8,255,364)	(6,523,945)	—
MFFO(2)	36,566,768	17,530,067	1,013,255	—

_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the years ended December 31, 2016, 2015 and 2014 assume each share was issued and outstanding each day from April 7, 2014 through December 31, 2016. During the year ended December 31, 2016 and the period from April 7, 2014 through December 31, 2015, distributions declared were calculated at a rate of $0.002459 and $0.002466 per share of common stock per day, respectively, which if paid each day over a 366-day and 365-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a REIT. We invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2016, we had sold 49,835,344 shares of common stock for gross proceeds of $742,287,907, including 2,221,317 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $31,853,028.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. For more information on the determination of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of our estimated value per share, on March 24, 2016 and on February 14, 2017, our board of directors increased the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.85 and $14.46, effective March 1, 2017 and May 1, 2016, respectively. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
Substantially all of our business is conducted through our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accepted subscriptions for shares of common stock, we transferred substantially all of the net proceeds of the initial public offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
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

Market Outlook
During times of economic downturn, market conditions could negatively impact the multifamily real estate sector, resulting in lower occupancy, lower rental rates and declining values. The economy in the United States has improved; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe we currently have unique investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of December 31, 2016, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,876,295	97.7%	97.2%	$973	$901
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,417,335	96.1%	94.1%	906	860
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,961,156	94.6%	94.6%	910	886
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,352,892	92.1%	93.8%	902	870
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,364,663	87.9%	93.8%	1,208	1,128
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,159,229	92.4%	96.0%	923	873
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,844,470	95.2%	93.7%	1,239	1,102
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,389,729	93.2%	91.7%	1,046	1,014
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,548,515	90.9%	92.7%	1,086	955
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,305,629	93.5%	91.7%	824	809
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,019,797	93.6%	88.6%	1,017	846
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,352,404	89.0%	97.3%	1,796	1,688
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,075,810	90.5%	93.3%	1,041	942

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	$16,450,000	$11,371,432	90.0%	91.1%	$931	$811
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,196,409	92.1%	95.1%	916	893
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,157,020	93.1%	93.1%	1,052	943
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,179,470	93.1%	93.9%	1,137	1,053
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,112,996	90.7%	92.0%	841	786
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,474,690	92.6%	95.3%	1,011	989
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,812,772	95.1%	94.3%	1,314	1,292
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,397,308	95.2%	94.0%	1,240	1,217
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,037,812	95.4%	93.1%	1,487	1,389
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,056,517	97.2%	92.9%	1,251	1,227
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,490,786	88.0%	91.0%	958	1,018
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,161,378	93.7%	96.2%	1,651	1,667
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,227,755	92.2%	90.1%	1,215	1,292
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,069,387	89.7%	92.4%	1,239	1,226
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,461,493	91.7%	95.2%	896	868
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,073,585	91.0%	90.5%	1,365	1,337
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	91.7%	97.3%	1,067	1,024
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	93.5%	—%	1,102	—
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	89.5%	—%	1,222	—
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,650,263	93.2%	—%	977	—
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,015,806	91.0%	—%	1,579	—
				11,601	$1,499,381,750	$937,614,803	92.2%	93.6%	$1,102	$1,037
________________

(1)	At December 31, 2016, our portfolio was approximately 94.7% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $35,000,000 and associated deferred financing costs of $853,652 related to the revolving credit facilities at the Company level.

During 2016, we acquired four properties for an aggregate contract purchase price of $264,222,500, exclusive of closing costs.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2016, our debt was approximately 58% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent qualified valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and its affiliates. During our organization and offering stage, we made payments to the dealer manager for sales commissions and the dealer manager fees and payments to our advisor for reimbursement of certain organization and offering expenses. Currently, during our operating stage, we make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $26,768,318 as of December 31, 2016;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing, including financing pursuant to our credit facility and line of credit each described below, will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also conduct additional public or private offerings of our securities. We expect these resources will be adequate to fund our operating activities, debt service and distributions, and will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On August 26, 2015, we entered into a revolving credit facility, or the credit facility, with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the property for which such advances are used. As of December 31, 2016, $186,300,000 was outstanding on our credit facility. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first day of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. For additional information on our credit facility, see Note 5 to the consolidated financial statements contained in this annual report.
On May 18, 2016, we entered into a secured revolving line of credit facility, or the line of credit, with PNC Bank in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of December 31, 2016, $35,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our Line of Credit, see Note 5 to the consolidated financial statements contained in this annual report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of December 31, 2016, we owned 34 multifamily properties. During the year ended December 31, 2016, net cash provided by operating activities was $38,939,853 compared to net cash used in operating activities of $3,258,965 for the year ended December 31, 2015. The change in net cash provided by operating activities is primarily due to increases in depreciation and amortization and restricted cash partially offset by a decrease in net loss, amounts due to affiliates and accounts payable and accrued liabilities associated with 34 multifamily properties owned as of December 31, 2016, compared to the 30 multifamily properties owned as of December 31, 2015. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.

Cash Flows Used in Investing Activities
During the year ended December 31, 2016, net cash used in investing activities was $269,344,362 compared to $910,962,748 during the year ended December 31, 2015. The decrease in net cash used in investing activities was primarily the result of our acquisition of four multifamily properties during the year ended December 31, 2016 compared to 23 acquisitions of multifamily properties during the year ended December 31, 2015. Net cash used in investing activities during the year ended December 31, 2016 consisted of the following:

•	$210,030,200 of cash used related to the acquisition of four multifamily properties;

•	$53,334,756 of cash used for improvements to real estate investments;

•	$7,092,300 of cash used for deposits for potential real estate investments;

•	$570,108 of cash provided by restricted cash accounts related to replacement reserves;

•	$116,100 of cash used to purchase interest rate cap agreements; and

•	$658,886 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the year ended December 31, 2016, net cash provided by financing activities was $225,786,450 compared to $917,012,264 during the year ended December 31, 2015. The decrease in net cash provided by financing activities is due primarily to the decrease in proceeds from issuance of mortgage notes payable, borrowings from credit facilities and issuance of common stock from $404,655,500, $186,300,000 and $382,566,638, respectively, during the year ended December 31, 2015 to $41,850,000, $35,000,000 and $193,953,605, respectively, during the year ended December 31, 2016. Net cash provided by financing activities during the year ended December 31, 2016 consisted of the following:

•
$171,606,413 of cash provided by offering proceeds related to our public offering net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $16,862,099 and (2) the reimbursement of other offering costs to affiliates in the amount of $5,485,093;

•	$40,588,872 of proceeds from issuance of mortgage notes payable, net of deferred financing costs in the amount of $1,005,250 and principal payments of $255,878;

•	$35,000,000 of proceeds from borrowings from our line of credit;

•	$2,156,699 of cash paid for the repurchase of common stock; and

•	$19,252,136 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $21,880,716.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2016, our debt was approximately 58% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2016, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2016, we had indebtedness totaling an aggregate principal amount of $971,761,151, including the net discount on a note payable of $2,630,822 and the net deferred financing costs of $5,534,913. The following is a summary of our contractual obligations as of December 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$253,582,261	$29,531,327	$66,934,434	$59,970,858	$97,145,642
Principal payments on outstanding debt obligations(2)	979,926,886	327,192	43,226,147	248,710,876	687,662,671
Total	$1,233,509,147	$29,858,519	$110,160,581	$308,681,734	$784,808,313
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2016. We incurred interest expense of $26,060,155 during the year ended December 31, 2016, including amortization of deferred financing costs totaling $937,075, net unrealized losses from the change in fair value of interest rate cap agreements of $270,222, amortization of loan discount of $90,718 and credit facility commitment fees of $65,302.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The ability to compare one period to another is significantly affected by acquisitions completed during those periods in addition to the implementation of our value-enhancement strategy. As of December 31, 2016, we owned 34 multifamily properties compared to 30 multifamily properties at December 31, 2015. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the years ended December 31, 2016, 2015 and 2014 are not indicative of those expected in future periods. For the years ended December 31, 2015 and 2014, we had not yet invested all of the proceeds from our initial public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the year ended December 31, 2016, we had deployed the remaining offering proceeds and continued to perform value-enhancements projects, which had a significant impact on our results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table summarizes the consolidated results of operations for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	Change $	Change %
Total revenues	$144,010,514	$68,449,753	$75,560,761	110%
Operating, maintenance and management	(35,644,845)	(18,480,708)	(17,164,137)	93%
Real estate taxes and insurance	(20,836,003)	(9,337,432)	(11,498,571)	123%
Fees to affiliates	(24,629,873)	(26,301,919)	1,672,046	(6)%
Depreciation and amortization	(67,991,543)	(42,438,760)	(25,552,783)	60%
Interest expense	(26,060,155)	(13,275,604)	(12,784,551)	96%
General and administrative expenses	(4,848,801)	(2,739,688)	(2,109,113)	77%
Acquisition costs	(1,681,768)	(6,569,766)	4,887,998	(74)%
Net loss	$(37,682,474)	$(50,694,124)	$13,011,650	(26)%

NOI(1)	$81,592,629	$38,110,231	$43,482,398	114%
FFO(2)	$30,309,069	$(8,255,364)	$38,564,433	467%
MFFO(2)	$36,566,768	$17,530,067	$19,036,701	109%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the Investment Program Association, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2016, we had a net loss of $37,682,474 compared to $50,694,124 for the year ended December 31, 2015. The decrease in net loss of $13,011,650 over the comparable prior year period was primarily due to the increase in total revenues of $75,560,761, the decrease in acquisition costs of $4,887,998 and the decrease in fees to affiliates of $1,672,046, partially offset by the increase in operating, maintenance and management expenses of $17,164,137, the increase in real estate taxes and insurance of $11,498,571, the increase in depreciation and amortization expense of $25,552,783, the increase in interest expense of $12,784,551 and the increase in general and administrative expenses of $2,109,113. The increase in these expenses was primarily due to the increase in our property portfolio from 30 multifamily properties as of December 31, 2015 to 34 multifamily properties as of December 31, 2016.
Total revenues
Total revenues were $144,010,514 for the year ended December 31, 2016 compared to $68,449,753 for the year ended December 31, 2015. The increase of $75,560,761 was primarily due to operating 34 multifamily properties at December 31, 2016 compared to 30 multifamily properties at December 31, 2015. Additionally, our total units increased by 1,743 from 9,858 at December 31, 2015 to 11,601 at December 31, 2016. Average monthly rents per unit increased from $1,037 as of December 31, 2015 to $1,102 as of December 31, 2016. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $35,644,845 for the year ended December 31, 2016 compared to $18,480,708 for the year ended December 31, 2015. The increase of $17,164,137 was primarily due to operating 34 multifamily properties as of December 31, 2016 compared to 30 multifamily properties as of December 31, 2015. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $20,836,003 for the year ended December 31, 2016 compared to $9,337,432 for the year ended December 31, 2015. The increase of $11,498,571 was due to the acquisition of four multifamily properties since December 31, 2015 and the continuing operation of the properties owned as of December 31, 2015. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $24,629,873 for the year ended December 31, 2016 compared to $26,301,919 for the year ended December 31, 2015. The decrease of $1,672,046 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of the acquisition of four multifamily properties during the year ended December 31, 2016 compared to the acquisition of 23 multifamily properties during the year ended December 31, 2015, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased property management fees from anticipated increases in future rental income. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the termination of the initial public offering and the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $67,991,543 for the year ended December 31, 2016 compared to $42,438,760 for the year ended December 31, 2015. The increase of $25,552,783 was primarily due to the net increase in depreciable and amortizable assets of $263,656,918 since December 31, 2015. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

Interest expense
Interest expense for the year ended December 31, 2016 was $26,060,155 compared to $13,275,604 for the year ended December 31, 2015. The increase of $12,784,551 was primarily due to the increase in the notes payable, net balance of $120,995,126 since December 31, 2015 due to financing incurred in connection with the acquisition of four multifamily properties since December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $937,075 and $419,743, net, unrealized loss on derivative instruments of $270,222 and $2,554,041, amortization of loan discount of $90,718 and $0 and credit facility commitment fees of $65,302 and $30,254 for the years ended December 31, 2016 and 2015, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2016 were $4,848,801 compared to $2,739,688 for the year ended December 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $2,109,113 was primarily due to the acquisition of four multifamily properties since December 31, 2015 and the continuing operation of the properties owned as of December 31, 2015. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the year ended December 31, 2016 were $1,681,768 compared to $6,569,766 for the year ended December 31, 2015. The decrease of $4,887,998 was primarily due to the acquisition of four multifamily properties with an aggregate contract purchase price of $264,222,500 during the year ended December 31, 2016, compared to the acquisition of 23 multifamily properties with an aggregate contract purchase price of $960,595,000 during the year ended December 31, 2015. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
Consolidated Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table summarizes the consolidated results of operations for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014	Change $	Change %
Total revenues	$68,449,753	$7,255,266	$61,194,487	843%
Operating, maintenance and management	(18,480,708)	(1,793,769)	(16,686,939)	930%
Real estate taxes and insurance	(9,337,432)	(1,011,078)	(8,326,354)	824%
Fees to affiliates	(26,301,919)	(5,678,614)	(20,623,305)	363%
Depreciation and amortization	(42,438,760)	(5,316,510)	(37,122,250)	698%
Interest expense	(13,275,604)	(1,589,848)	(11,685,756)	735%
General and administrative expenses	(2,739,688)	(1,670,171)	(1,069,517)	64%
Acquisition costs	(6,569,766)	(2,035,731)	(4,534,035)	223%
Net loss	$(50,694,124)	$(11,840,455)	$(38,853,669)	328%

NOI(1)	$38,110,231	$4,169,545	$33,940,686	814%
FFO(2)	$(8,255,364)	$(6,523,945)	$(1,731,419)	(27)%
MFFO(2)	$17,530,067	$1,013,255	$16,516,812	1,630%
______________

(1)	For information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)	For information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

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
Real estate taxes and insurance
Real estate taxes and insurance expenses were $9,337,432 for the year ended December 31, 2015 compared to $1,011,078 for the year ended December 31, 2014. The increase of $8,326,354 was due to the acquisition of 23 multifamily properties during the year ended December 31, 2015 and the continuing operation of the properties owned as of December 31, 2014.
Fees to affiliates
Fees to affiliates were $26,301,919 for the year ended December 31, 2015 compared to $5,678,614 for the year ended December 31, 2014. The increase of $20,623,305 was primarily due to acquisition fees and loan coordination fees of $10,067,980 and $6,593,644, respectively, earned by our advisor in connection with the acquisition of 23 multifamily properties with an aggregate contract purchase price of $960,595,000 and financing of 22 multifamily properties in the aggregate amount of $659,364,419 during the year ended December 31, 2015, compared to acquisition fees and loan coordination fees of $2,954,149 and $1,969,306, respectively, earned by our advisor in connection with the acquisition and financing of seven multifamily properties with an aggregate contract purchase price of $274,564,250 and financing of $196,930,600 during the year ended December 31, 2014. Additionally, investment management and property management fees increased for the year ended December 31, 2015 as a result of the growth of our portfolio from seven multifamily properties owned as of December 31, 2014 to 30 multifamily properties owned as of December 31, 2015.
Depreciation and amortization
Depreciation and amortization expenses were $42,438,760 for the year ended December 31, 2015 compared to $5,316,510 for the year ended December 31, 2014. The increase of $37,122,250 was primarily due to the net increase in depreciable and amortizable assets of $867,876,870 since December 31, 2014.
Interest expense
Interest expense for the year ended December 31, 2015 was $13,275,604 compared to $1,589,848 for the year ended December 31, 2014. The increase of $11,685,756 was primarily due to the net increase in the notes payable balance of $655,114,621 since December 31, 2014 due to financing incurred in connection with the acquisition of 22 multifamily properties during the year ended December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $419,743 and $39,245, unrealized loss on derivative instruments of $2,554,041 and $578,014 and credit facility commitment fees of $30,254 and $0 for the years ended December 31, 2015 and 2014, respectively.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2015 were $2,739,688 compared to $1,670,171 for the year ended December 31, 2014. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,069,517 was primarily due to the acquisition of 23 multifamily properties during December 31, 2015 and the continuing operation of the properties owned as of December 31, 2014.
Acquisition costs
Acquisition costs for the year ended December 31, 2015 were $6,569,766 compared to $2,035,731 for the year ended December 31, 2014. The increase of $4,534,035 was due primarily to the acquisition of 23 multifamily properties with an aggregate contract purchase price of $960,595,000 during the year ended December 31, 2015, compared to the acquisition of seven multifamily properties with an aggregate contract purchase price of $274,564,250 during the year ended December 31, 2014.
Property Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2015. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2015. As of December 31, 2016, seven properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015	Change $	Change %
Same-store properties:
Revenues	$31,300,101	$29,375,557	$1,924,544	6.6%
Operating expenses	13,360,377	12,735,386	624,991	4.9%
Net operating income	17,939,724	16,640,171	1,299,553	7.8%

Non-same-store properties:
Net operating income	63,652,905	21,470,060	42,182,845

Total net operating income(1)	$81,592,629	$38,110,231	$43,482,398
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the year ended December 31, 2016 was $17,939,724 compared to $16,640,171 for the year ended December 31, 2015. The 7.8% increase in same-store net operating income was a result of a 6.6% increase in same-store rental revenues offset by a 4.9% increase in same-store operating expenses.
Revenues
Same-store revenues for the year ended December 31, 2016 were $31,300,101 compared to $29,375,557 for the year ended December 31, 2015. The 6.6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $997 as of December 31, 2015 to $1,055 as of December 31, 2016, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2016 were $13,360,377 compared to $12,735,386 for the year ended December 31, 2015. The increase in same-store operating expenses was primarily attributable to a net increase in property taxes across the same-store properties.

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
The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2016	2015	2016	2015	2014
Net loss	$(7,579,364)	$(17,510,929)	$(37,682,474)	$(50,694,124)	$(11,840,455)
Fees to affiliates(1)	4,179,938	7,936,122	19,401,952	23,730,342	5,396,283
Depreciation and amortization	18,075,650	16,875,948	67,991,543	42,438,760	5,316,510
Interest expense	6,776,582	5,337,095	26,060,155	13,275,604	1,589,848
General and administrative expenses	1,309,974	721,656	4,848,801	2,739,688	1,670,171
Acquisition costs	8,633	1,907,372	1,681,768	6,569,766	2,035,731
Other gains and losses(2)	(56,516)	(13,512)	(709,116)	50,195	1,457
Net operating income	$22,714,897	$15,253,752	$81,592,629	$38,110,231	$4,169,545
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2016 exclude property management fees of $1,139,958 and $4,140,513 and other fees of $228,061 and $1,087,408, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2015 exclude property management fees of $805,411 and $1,987,517 and other fees of $224,683 and $584,060, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2014 exclude property management fees of $206,552 and other fees of $75,779, that are included in NOI.

(2)	Other gains and losses for the years ended December 31, 2016, 2015 and 2014 include non-recurring insurance claim recoveries and other non-operating losses that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our offerings of shares are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Reconciliation of net loss to MFFO:
Net loss	$(37,682,474)	$(50,694,124)	$(11,840,455)
Depreciation of real estate assets	54,857,243	23,291,955	2,206,072
Amortization of lease-related costs	13,134,300	19,146,805	3,110,438
FFO	30,309,069	(8,255,364)	(6,523,945)
Acquisition fees and expenses (1)(2)	5,987,477	23,231,390	6,959,186
Unrealized loss on derivative instruments	270,222	2,554,041	578,014
MFFO	$36,566,768	$17,530,067	$1,013,255

FFO per share - basic and diluted	$0.64	$(0.38)	$(2.61)
MFFO per share - basic and diluted	0.78	0.81	0.41
Loss per common share - basic and diluted	(0.80)	(2.33)	(4.74)
Weighted average number of common shares outstanding, basic and diluted	47,092,206	21,753,832	2,495,771
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

(2)
Acquisition fees and expenses for the years ended December 31, 2016, 2015 and 2014 include acquisition fees of $2,766,209, $10,067,980 and $2,954,149 and loan coordination fees of $1,539,500, $6,593,644 and $1,969,306, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the years ended December 31, 2016, 2015 and 2014 also include acquisition expenses of $1,681,768, $6,569,766 and $2,035,731, respectively, that are recorded in acquisition costs in the accompanying consolidated statements of operations.

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
With respect to other commercial properties, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of December 31, 2016, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our FFO. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the year ended December 31, 2015, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the year ended December 31, 2016, distributions declared were calculated at a rate of $0.002459 per share per day, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

The distributions declared and paid for the four fiscal quarters of 2016, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan, were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Offering Proceeds
First Quarter 2016	9,062,865	0.224	3,793,326	4,442,439	8,235,765	8,235,765	—	8,745,759
Second Quarter 2016	10,942,926	0.224	5,020,719	5,698,609	10,719,328	8,524,217	2,195,111	8,524,217
Third Quarter 2016	11,135,168	0.226	5,220,413	5,889,074	11,109,487	9,504,533	1,604,954	9,504,533
Fourth Quarter 2016	11,216,729	0.226	5,217,678	5,850,594	11,068,272	11,068,272	—	12,165,344
	$42,357,688	$0.900	$19,252,136	$21,880,716	$41,132,852	$37,332,787	$3,800,065	$38,939,853
____________________

(1)	Distributions during the years ended December 31, 2016 and 2015 were based on daily record dates and calculated at a rate of $0.002459 and $0.002466 per share per day, respectively.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2016, we paid aggregate distributions of $41,132,852, including $19,252,136 of distributions paid in cash and 1,521,505 shares of our common stock issued pursuant to our distribution reinvestment plan for $21,880,716. For the year ended December 31, 2016, our net loss was $37,682,474, we had FFO of $30,309,069 and net cash provided by operations of $38,939,853. For the year ended December 31, 2016, we funded $37,332,787, or 91%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $3,800,065, or 9%, from net public offering proceeds. Since inception, of the $60,352,790 in total distributions paid through December 31, 2016, including shares issued pursuant to our distribution reinvestment plan, 66% of such amounts were funded from cash flow from operations and 34% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Impairment of Real Estate Assets
We account for our real estate assets in accordance with ASC 360, Property, Plant and Equipment, or ASC 360. ASC 360
requires us to continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset.
Rents and Other Receivables
We periodically evaluate the collectability of amounts due from residents and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of residents to make required payments under lease agreements. We exercise judgment in establishing these allowances and consider payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents. Other receivables include amounts due from the transfer agent for stock subscription net proceeds.
Revenue Recognition
We lease apartment homes under operating leases with terms generally of twelve months or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years are recorded as deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
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
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with our initial public offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our initial public offering. No amounts were owed to us by our advisor pursuant to the advisory agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our initial public offering.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016, 2015 and 2014, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.

Subsequent Events
Distributions Paid
On January 3, 2017, we paid distributions of $3,788,605, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $1,796,334 and $1,992,271 in shares issued pursuant to our distribution reinvestment plan.
On February 1, 2017, we paid distributions of $3,808,938, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $1,813,252 and $1,995,686 in shares issued pursuant to our distribution reinvestment plan.
On March 1, 2017, we paid distributions of $3,445,424, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $1,646,144 and $1,799,280 in shares issued pursuant to our distribution reinvestment plan.
Estimated Value per Share
On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. See Item 5. “Market For Registrant’s Common Equity, Related Shareholders Matters and Purchases of Equity Securities — Estimated Value Per Share.” In connection with the determination of an estimated value per share, our board of directors determined a price per share for our distribution reinvestment plan of $14.85, effective March 1, 2017. Distributions that accrue during the month of February 2017, which will be paid in March 2017, will be reinvested at $14.85 per share on the March distribution payment date pursuant to our distribution reinvestment plan.
Distributions Declared
On March 15, 2017, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2017 and ending on June 30, 2017. The distributions will be equal to $0.002466 per share of our common stock. The distributions for each record date in April 2017, May 2017 and June 2017 will be paid in May 2017, June 2017 and July 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2016, the fair value of our fixed rate debt was $68,137,345 and the carrying value of our fixed rate debt was $67,718,541. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2016. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2016, the fair value of our variable rate debt was $893,245,559 and the carrying value of our variable rate debt was $904,042,610. Based on interest rates as of December 31, 2016, if interest rates are

100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $9,245,005 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $7,134,093.
At December 31, 2016, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 2.82%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 2.94% at December 31, 2016. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016, where applicable.
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
As of December 31, 2016, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2016 were not in excess of the capped rates. See also Note 10 to our audited consolidated financial statements included in this annual report.
ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.
ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.                                       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	66	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	62	Affiliated Director and President
Kevin J. Keating	54	Treasurer
Ana Marie del Rio	62	Secretary
G. Brian Christie	70	Independent Director
Thomas H. Purcell	66	Independent Director
Kerry D. Vandell	70	Independent Director
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
 Kerry D. Vandell has served as one of our independent directors since August 2013. Dr. Vandell also served as an independent director of Steadfast Income REIT, Inc. from October 2012 to August 2015. In March 2016, Dr. Vandell was appointed as an independent member of the board of directors of the PREDEX Fund, a mutual fund invested in privately offered, non-traded, perpetual-life institutional real estate funds. Dr. Vandell currently serves as the Dean’s Professor of Economics and Public Policy and Director of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.
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
 Ana Marie del Rio has served as our Secretary and Compliance Officer since September 2013. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009 and Secretary and Compliance Officer of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Administrative Officer/General Counsel for Steadfast Companies. Ms. del Rio manages the Human Resources, Information Technology, Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The members of the audit committee are G. Brian Christie, Thomas H. Purcell and Kerry D. Vandell. All of the members of the audit committee are “independent” as defined by our charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or NYSE, or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors has determined that Dr. Vandell satisfies the SEC’s requirements for and serves as our “audit committee financial expert.”
Investment Committee
Our board of directors has established an investment committee. Our board of directors has delegated to the investment committee: (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Rodney F. Emery, G. Brian Christie and Thomas H. Purcell, with Mr. Emery serving as the chairman of the investment committee.
With respect to investments, the investment committee has the authority to approve all acquisitions, developments and dispositions of real estate and real estate-related assets consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our total assets as of the date of investment.
Valuation Committee

Our board of directors has established a valuation committee. The valuation committee’s function, as recommended by the IPA, is to perform the following functions in connection with the determination of an estimated per share value of our common stock: (1) ratify and approve the engagement of valuation advisory services, its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine the estimation of the per share value of our common stock, or valuation, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The members of the valuation committee are Thomas Purcell, G. Brian Christie and Kerry Vandell, with Mr. Purcell serving as Chairman of the valuation committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2016, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during 2016.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.
ITEM 11.                                        EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers and we have not included a Compensation Discussion and Analysis in this annual report. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash in 2016	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
G. Brian Christie(1)(2)	$77,000	$24,090	$—	$—	$—	$—	$108,306
Thomas H. Purcell(1)(2)	76,000	24,090	—	—	—	—	106,671
Kerry D. Vandell(1)(2)	86,000	24,090	—	—	—	—	117,374
Ella S. Neyland(3)	—	—	—	—	—	—	—
Rodney F. Emery(3)	—	—	—	—	—	—	—
	$239,000	$72,270	$—	$—	$—	$—	$332,351
_________________

(1)	Independent directors.

(2)
On August 11, 2016, each of our three independent directors was granted 1,666 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our independent directors’ compensation plan. The grant date fair value of the stock was $14.46 per share for an aggregate amount of $24,090 for each independent director. Of these shares of restricted common stock granted in 2016, each independent director had 1,250 shares of restricted common stock that remain unvested as of December 31, 2016.

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
We will not pay in excess of $4,000 for any one set of meetings attended on any given day.
Equity Plan Compensation
Our board has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds from our public offering. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,666 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
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
ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	975,007
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	975,007

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 10, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	35,708	*
G. Brian Christie	8,331	*
Thomas H. Purcell(4)	12,162	*
Kerry D. Vandell	10,111	*
Ella S. Neyland	370	*
Kevin J. Keating	—	*
Ana Marie del Rio	3,266	*
All officers and directors as a group (seven persons)	69,948	*
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
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the period from January 1, 2015 to December 31, 2016 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2016 and 2015, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
Our convertible stock will convert into shares of our common stock if and when: (A) we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange, or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be repurchased by us for $1.00. In general, each share of our convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Our Relationships with our Advisor and our Sponsor
Steadfast Apartment Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, indirectly controls our sponsor, our advisor and the dealer manager. Ms. Ana Marie del Rio, our secretary, owns an indirect 7% interest in our sponsor, advisor and dealer manager. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, owns a 25% membership interest in our sponsor. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, LLC, or Steadfast Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2017, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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
The above summary is provided to illustrate the material functions that our advisor performs for us as an advisor and is not intended to include all of the services that may be provided to us by our advisor, its affiliates or third parties. Our advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides certain advisory services to us on behalf of our advisor.
Fees and Expense Reimbursements Paid to our Advisor
Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•
We pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired, whether or not we ultimately acquire the property or the real estate-related assets. For the period from January 1, 2015 to December 31, 2016, we incurred acquisition fees of $12,834,189 in connection with the acquisition of 27 multifamily properties. During the same period, we paid $13,415,607 in acquisition fees.

•
We pay our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we will pay the advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. For the period from January 1, 2015 to December 31, 2016, we incurred $8,133,144 and paid $8,413,144 of loan coordination fees.

•
We pay our advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in real properties and real estate-related assets. For the period from January 1, 2015 to December 31, 2016, we incurred investment management fees to our advisor of $22,164,961. During the same period we paid $20,899,797 in investment management fees to our advisor.

•
We will pay our advisor a disposition fee of up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by a majority of our independent directors, in connection with the sale of a real property or real estate-related asset. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Guidelines (discussed below). With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the period from January 1, 2015 to December 31, 2016, we did not incur any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimbursed our advisor and its affiliates for organization and offering expenses for actual legal, accounting, tax, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, out of-of-pocket due diligence costs, and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. For the period from January 1, 2015 to December 31, 2016, we paid our advisor $65,582,369 for the reimbursement of organization and offering expenses. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us exceeded 15% of the gross proceeds raised in the initial public offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our public offering.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for all expenses incurred by our advisor in providing services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the period from January 1, 2015 to December 31, 2016, we paid our advisor $2,627,491 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the period from January 1, 2015 to December 31, 2016, we reimbursed our advisor $4,624,440 for acquisition expenses.
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
For purposes of the 2%/25% Guidelines, “total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including our allocable share of our advisor’s overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of our common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our initial public offering of common stock was Steadfast Capital Markets Group, LLC, an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our initial public offering, Steadfast Capital Markets Group was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. The dealer manager agreement with our dealer manager provides for the following compensation:

•
We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. For the period from January 1, 2015 to December 31, 2016, we paid $36,754,730 in selling commissions to our Dealer Manager. We terminated our initial public offering on March 24, 2016, and as of December 31, 2016, expect to pay trailing selling commissions subsequent to that date of $797,281.

•
We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the period from January 1, 2015 to December 31, 2016, we paid $17,177,003 in dealer manager fees to our dealer manager.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of our multifamily properties. Pursuant to the property management agreements, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective property management agreements) for each month. Each property management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 days’ notice of its desire to terminate the property management agreement, provided that we may terminate the property management agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the property manager or its employees or upon an uncured breach of the agreement upon 30 days’ prior written notice to the property manager. For the period from January 1, 2015 to December 31, 2016, we paid property management fees of $5,818,413 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the period from January 1, 2015 to December 31, 2016, we reimbursed on-site personnel costs of $19,118,560 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses and support, and training services. We also reimburse the property manager for the salaries and related benefits of on-site property management employees. For the period from January 1, 2015 to December 31, 2016, we paid other fees of $1,704,733 to our property manager.

Payments to our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain of our properties. The construction management fee payable with respect to each property under the construction management agreement ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. Generally, each construction management agreement can be terminated by either party with 30 days’ prior written notice to the other party. For the period from January 1, 2015 to December 31, 2016, we paid construction management fees of $4,717,239 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the period from January 1, 2015 to December 31, 2016, we reimbursed labor costs of $4,110,195 to our construction manager.

Other Transactions

•
We deposit with an affiliate of our sponsor moneys to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. For the period from January 1, 2015 to December 31, 2016, we funded $210,242 into the deductible account to an affiliate of our sponsor.

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
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2016 and 2015, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2016 and 2015 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit fees	$478,380	$675,350
Audit-related fees	—	45,000
Tax fees	225,645	63,380
All other fees	998	998
Total	$705,023	$784,728
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

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV
ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.              Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-39 of this report:
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
4.5
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049)

4.6	Account Update Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049)
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.3
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.4
Amendment No. 3 to the Advisory Agreement, made and entered into as of November 9, 2016, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2016)

10.5	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2014)
10.6	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.7
Purchase and Sale Agreement, dated as of January 21, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC, Riverside Realty Preston Hills, LLC and Madison Title Agency, LLC, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 13, 2015)

10.8
First Amendment to Purchase and Sale Agreement, dated February 3, 2015 by and between Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 13, 2015)

10.9
Second Amendment to Purchase and Sale Agreement, dated March 5, 2015 by and among Steadfast Asset Holdings, Inc. and Preston Hills Gardens Associates, LLC and Riverside Realty Preston Hills, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 13, 2015)

10.10
Assignment and Assumption of Purchase Agreement, dated as of March 10, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 13, 2015)

10.11
Property Management Agreement, made and entered into as of March 10, 2015, by and between Steadfast Management Company, Inc. and STAR Preston Hills, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed March 13, 2015)

10.12
Construction Management Services Agreement entered into as of March 10, 2015, by and between STAR Preston Hills, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed March 13, 2015)

10.13
Multifamily Note, effective as of March 10, 2015, by STAR Preston Hills, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed March 13, 2015)

10.14
Multifamily Loan and Security Agreement (Non-Recourse), dated as of March 10, 2015, by and between STAR Preston Hills, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed March 13, 2015)

10.15
Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of March 10, 2015, by STAR Preston Hills, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed March 13, 2015)

10.16
Guaranty of Non-Recourse Obligations, dated as of March 10, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed March 13, 2015)

10.17
Environmental Indemnity, dated as of March 10, 2015, by STAR Preston Hills, LLC to and for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed March 13, 2015)

10.18
Assignment of Management Agreement, dated as of March 10, 2015, by and among STAR Preston Hills, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed March 13, 2015)

10.19
Purchase and Sale Agreement, dated as of April 7, 2015 by and between Steadfast Asset Holdings, Inc. and Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company, in its capacity as the escrow agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 3, 2015)

10.20
First Amendment to Purchase and Sale Agreement, dated as of May 15, 2015 by and between Steadfast Asset Holdings, Inc., Ridge Crossing Apartments LLC and Commonwealth Land Title Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed June 3, 2015)

10.21
Assignment and Assumption of Purchase Agreement, dated as of May 28, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed June 3, 2015)

10.22
Property Management Agreement, made and entered into as of May 28, 2015, by and between Steadfast Management Company, Inc. and STAR Ridge Crossings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed June 3, 2015)

10.23
Construction Management Services Agreement entered into as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed June 3, 2015)

10.24
Multifamily Note, effective as of May 28, 2015, by STAR Ridge Crossings, LLC in favor of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed June 3, 2015)

10.25
Multifamily Loan and Security Agreement, dated as of May 28, 2015, by and between STAR Ridge Crossings, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed June 3, 2015)

10.26
Multifamily Mortgage, Assignment of Rents and Security Agreement, dated as of May 28, 2015, by STAR Ridge Crossings, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed June 3, 2015)

10.27
Guaranty, dated as of May 28, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed June 3, 2015)

10.28
Assignment of Management Agreement and Subordination of Management Fees, dated as of May 28, 2015, by and among STAR Ridge Crossings, LLC, Berkeley Point Capital LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed June 3, 2015)

10.29
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2015)

10.30
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2015)

10.31
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 1, 2015)

10.32
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 1, 2015)

10.33
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 1, 2015)

10.34
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015 by and between Steadfast Asset Holdings, Inc. and GPP Countryside LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 1, 2015)

10.35
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 11, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 1, 2015)

10.36
Property Management Agreement, made and entered into as of June 11, 2015, by and between Steadfast Management Company, Inc. and STAR Bella Terra, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 1, 2015)

10.37
Construction Management Services Agreement entered into as of June 11, 2015, by and between STAR Bella Terra, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 1, 2015)

10.38
Multifamily Note, effective as of June 11, 2015, by STAR Bella Terra, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 1, 2015)

10.39
Multifamily Loan and Security Agreement, dated as of June 11, 2015, by and between STAR Bella Terra, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed July 1, 2015)

10.40
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 11, 2015, by STAR Bella Terra, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed July 1, 2015)

10.41
Guaranty of Non-Recourse Obligations, dated as of June 11, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed July 1, 2015)

10.42
Environmental Indemnity Agreement, dated as of June 11, 2015, by STAR Bella Terra, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed July 1, 2015)

10.43
Assignment of Management Agreement, dated as of June 11, 2015, by and among STAR Bella Terra, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed July 1, 2015)

10.44
Purchase and Sale Agreement, dated as of March 19, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC and Fidelity National Title Insurance Company, in its capacity as the escrow holder (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed July 1, 2015)

10.45
First Amendment to Purchase and Sale Agreement, effective as of April 20, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed July 1, 2015)

10.46
Second Amendment to Purchase and Sale Agreement, effective as of April 30, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed July 1, 2015)

10.47
Third Amendment to Purchase and Sale Agreement, effective as of May 1, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed July 1, 2015)

10.48
Fourth Amendment to Purchase and Sale Agreement, effective as of May 8, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed July 1, 2015)

10.49
Fifth Amendment to Purchase and Sale Agreement, effective as of May 15, 2015, by and between Steadfast Asset Holdings, Inc. and GPP Stonebrook LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed July 1, 2015)

10.50
Assignment and Assumption of Purchase Agreement and Insurance Agreement, dated as of June 25, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed July 1, 2015)

10.51
Property Management Agreement, made and entered into as of June 25, 2015, by and between Steadfast Management Company, Inc. and STAR Hearthstone, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed July 1, 2015)

10.52
Construction Management Services Agreement entered into as of June 25, 2015, by and between STAR Hearthstone, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed July 1, 2015)

10.53
Multifamily Note, effective as of June 25, 2015, by STAR Hearthstone, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed July 1, 2015)

10.54
Multifamily Loan and Security Agreement, dated as of June 25, 2015, by and between STAR Hearthstone, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed July 1, 2015)

10.55
Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 25, 2015, by STAR Hearthstone LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed July 1, 2015)

10.56
Guaranty of Non-Recourse Obligations, dated as of June 25, 2015, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed July 1, 2015)

10.57
Environmental Indemnity Agreement, dated as of June 25, 2015, by STAR Hearthstone, LLC to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed July 1, 2015)

10.58
Assignment of Management Agreement, dated as of June 25, 2015, by and among STAR Hearthstone, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed July 1, 2015)

10.59
Contract of Sale, dated as of May 12, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC and First American Title Insurance Company, as title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 7, 2015)

10.60
First Amendment to Contract of Sale, dated as of May 26, 2015 by and between Steadfast Asset Holdings, Inc. and Butler Fee LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 7, 2015)

10.61
Assignment and Assumption of Contract for Sale, dated as of June 30, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed July 7, 2015)

10.62
Property Management Agreement, made and entered into as of June 30, 2015, by and between Steadfast Management Company, Inc. and STAR Brookfield, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed July 7, 2015)

10.63
Construction Management Services Agreement entered into as of June 30, 2015, by and between STAR Brookfield, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed July 7, 2015)

10.64
Multifamily Note, effective as of June 30, 2015, by STAR Brookfield, LLC in favor of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed July 7, 2015)

10.65
Multifamily Loan and Security Agreement, dated as of June 30, 2015, by and between STAR Brookfield, LLC and Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed July 7, 2015)

10.66
Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 30, 2015, by STAR Brookfield, LLC for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed July 7, 2015)

10.67
Guaranty of Non-Recourse Obligations, dated as of June 30, 2015 by Steadfast Apartment REIT, Inc. for the benefit of Berkadia Commercial Mortgage LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed July 7, 2015)

10.68
Assignment of Management Agreement, dated as of June 30, 2015, by and among STAR Brookfield, LLC, Berkadia Commercial Mortgage LLC and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed July 7, 2015)

10.69
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 1, 2015)

10.70
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP North Richland Hills REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 1, 2015)

10.71
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 1, 2015)

10.72
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Delano, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 1, 2015)

10.73
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Delano, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 1, 2015)

10.74
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 1, 2015)

10.75
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Green REIT LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 1, 2015)

10.76
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 1, 2015)

10.77
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Meadows, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 1, 2015)

10.78
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Meadows, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 1, 2015)

10.79
Multifamily Revolving Credit Note, effective as of August 26, 2015, by STAR Delano, LLC and STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 1, 2015)

10.80
Credit Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 1, 2015)

10.81
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed September 1, 2015)

10.82
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Delano, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed September 1, 2015)

10.83
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed September 1, 2015)

10.84
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 8-K filed September 1, 2015)

10.85
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Meadows, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 8-K filed September 1, 2015)

10.86
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 8-K filed September 1, 2015)

10.87
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K filed September 1, 2015)

10.88
Purchase and Sale Agreement, dated as of June 29, 2015, by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K filed September 1, 2015)

10.89
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K filed September 1, 2015)

10.90
Second Amendment to Purchase and Sale Agreement, effective as of August 6, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Vineyard REIT LLC (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K filed September 1, 2015)

10.91
Assignment and Assumption of Purchase Agreement, dated as of August 26, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K filed September 1, 2015)

10.92
Property Management Agreement, made and entered into as of August 26, 2015, by and between Steadfast Management Company, Inc. and STAR Kensington, LLC (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K filed September 1, 2015)

10.93
Construction Management Services Agreement entered into as of August 26, 2015, by and between STAR Kensington, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K filed September 1, 2015)

10.94
Multifamily Note, effective as of August 26, 2015, by STAR Kensington, LLC in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K filed September 1, 2015)

10.95
Multifamily Loan and Security Agreement, dated as of August 26, 2015, by and between STAR Kensington, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 8-K filed September 1, 2015)

10.96
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of August 26, 2015, by STAR Kensington, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 8-K filed September 1, 2015)

10.97
Guaranty, dated as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 8-K filed September 1, 2015)

10.98
Assignment of Management Agreement and Subordination of Management Fees, dated as of August 26, 2015, by and among STAR Kensington, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 8-K filed September 1, 2015)

10.99
Purchase and Sale Agreement, dated as of June 29, 2015 by and between Steadfast Asset Holdings, Inc., AP WP Seramont REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 29, 2015)

10.100
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 29, 2015)

10.101
Second Amendment to Purchase and Sale Agreement, effective as of September 4, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Seramont REIT LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 29, 2015)

10.102
Assignment and Assumption of Purchase Agreement, dated as of September 23, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed September 29, 2015)

10.103
Property Management Agreement, made and entered into as of September 23, 2015, by and between Steadfast Management Company, Inc. and STAR Monticello, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed September 29, 2015)

10.104
Construction Management Services Agreement entered into as of September 23, 2015, by and between STAR Monticello, LLC and Pacific Coast Land & Construction, Inc.(incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed September 29, 2015)

10.105
Second Allonge and Amendment to Multifamily Revolving Credit Note, effective as of September 23, 2015 by STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC and STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed September 29, 2015)

10.106
Second Joinder to Credit Agreement and Other Loan Documents, made as of September 23, 2015, by and among STAR Delano, LLC, STAR Meadows, LLC, STAR Cumberland, LLC, STAR Monticello, LLC, PNC Bank, National Association and Steadfast Apartment REIT, Inc., in its capacity as Guarantor (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed September 29, 2015)

10.107
Multifamily Loan and Security Agreement, dated as of September 23, 2015, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed September 29, 2015)

10.108
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of September 23, 2015, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed September 29, 2015)

10.109
Guaranty, effective as of August 26, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed September 29, 2015)

10.110
Assignment of Management Agreement and Subordination of Management Fees, effective as of September 23, 2015, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed September 29, 2015)

10.111
Purchase and Sale Agreement, dated as of June 29, 2015 by and between Steadfast Asset Holdings, Inc., AP WP Lake REIT LLC and First American Title Insurance Company, in its capacity as the title company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 13, 2015)

10.112
First Amendment to Purchase and Sale Agreement, effective as of July 31, 2015 by and between Steadfast Asset Holdings, Inc. and AP WP Lake REIT LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed October 13, 2015)

10.113
Assignment and Assumption of Purchase Agreement, dated as of October 7, 2015, by and between Steadfast Asset Holdings, Inc. and STAR Lakeside, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed October 13, 2015)

10.114
Property Management Agreement, made and entered into as of October 7, 2015, by and between Steadfast Management Company, Inc. and STAR Lakeside, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed October 13, 2015)

10.115
Construction Management Services Agreement entered into as of October 7, 2015, by and between STAR Lakeside, LLC and Pacific Coast Land & Construction, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed October 13, 2015)

10.116
Multifamily Note, effective as of October 7, 2015 by STAR Lakeside, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed October 13, 2015)

10.117
Multifamily Loan and Security Agreement, dated as of October 7, 2015, by and between STAR Lakeside, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed October 13, 2015)

10.118
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective as of October 7, 2015, by STAR Lakeside, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed October 13, 2015)

10.119
Guaranty, effective as of October 7, 2015, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed October 13, 2015)

10.120
Assignment of Management Agreement and Subordination of Management Fees, effective as of October 7, 2015, by and among STAR Lakeside, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed October 13, 2015)

10.121
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

21*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of CBRE Capital Advisors, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
____________________________

*	Filed herewith
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

ITEM 16.                                         FORM 10-K SUMMARY
The Company has elected not to provide summary information.

STEADFAST APARTMENT REIT, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Apartment REIT, Inc.
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steadfast Apartment REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest - Imputation of interest (Subtopic 835-10): Simplifying the Presentation of Debt Issuance Costs” (ASU No. 2015-03), effective December 31, 2016.

/s/ Ernst & Young LLP

Irvine, California
March 17, 2017

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$130,350,873
Building and improvements	1,368,602,516	1,094,714,957
Tenant origination and absorption costs	2,769,302	12,999,943
Total real estate, cost	1,535,484,890	1,238,065,773
Less accumulated depreciation and amortization	(82,099,725)	(31,037,647)
Total real estate, net	1,453,385,165	1,207,028,126
Cash and cash equivalents	26,768,318	31,386,377
Restricted cash	12,046,948	13,335,169
Rents and other receivables	1,661,187	4,504,879
Other assets	3,239,610	2,437,643
Total assets	$1,497,101,228	$1,258,692,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$27,841,963	$18,988,582
Notes Payable:
Mortgage notes payable, net	751,793,331	665,841,269
Revolving credit facilities, net	219,967,820	184,924,756
Total notes payable, net	971,761,151	850,766,025
Distributions payable	3,788,605	2,563,769
Due to affiliates	3,711,731	4,407,877
Total liabilities	1,007,103,450	876,726,253
Commitments and contingencies (Note 9)
Redeemable common stock	27,949,492	9,401,360
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 49,698,486 and 35,504,854 shares issued and outstanding at December 31, 2016 and 2015, respectively	496,985	355,048
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2016 and 2015, respectively	10	10
Additional paid-in capital	625,996,383	456,614,453
Cumulative distributions and net losses	(164,445,092)	(84,404,930)
Total stockholders’ equity	462,048,286	372,564,581
Total liabilities and stockholders’ equity	$1,497,101,228	$1,258,692,194

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$128,723,298	$61,635,315	$6,651,206
Tenant reimbursements and other	15,287,216	6,814,438	604,060
Total revenues	144,010,514	68,449,753	7,255,266
Expenses:
Operating, maintenance and management	35,644,845	18,480,708	1,793,769
Real estate taxes and insurance	20,836,003	9,337,432	1,011,078
Fees to affiliates	24,629,873	26,301,919	5,678,614
Depreciation and amortization	67,991,543	42,438,760	5,316,510
Interest expense	26,060,155	13,275,604	1,589,848
General and administrative expenses	4,848,801	2,739,688	1,670,171
Acquisition costs	1,681,768	6,569,766	2,035,731
Total expenses	181,692,988	119,143,877	19,095,721
Net loss	$(37,682,474)	$(50,694,124)	$(11,840,455)
Loss per common share — basic and diluted	$(0.80)	$(2.33)	$(4.74)
Weighted average number of common shares outstanding — basic and diluted	47,092,206	21,753,832	2,495,771

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	13,500	$135	1,000	$10	$203,355	$(86,644)	$116,856
Issuance of common stock	9,166,036	91,660	—	—	136,296,232	—	136,387,892
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(12,789,627)	—	(12,789,627)
Transfers to redeemable common stock	—	—	—	—	(693,640)	—	(693,640)
Other offering costs to affiliates	—	—	—	—	(5,667,857)	—	(5,667,857)
Distributions declared	—	—	—	—	—	(2,224,079)	(2,224,079)
Amortization of stock-based compensation	—	—	—	—	95,297	—	95,297
Net loss	—	—	—	—	—	(11,840,455)	(11,840,455)
BALANCE, December 31, 2014	9,179,536	91,795	1,000	10	117,443,760	(14,151,178)	103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Repurchase of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	355,048	1,000	10	456,614,453	(84,404,930)	372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Repurchase of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	$496,985	1,000	$10	$625,996,383	$(164,445,092)	$462,048,286
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(37,682,474)	$(50,694,124)	$(11,840,455)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,991,543	42,438,760	5,316,510
Loss on disposal of buildings and improvements	94,010	—	—
Amortization of deferred financing costs	937,075	419,743	39,245
Amortization of stock-based compensation	100,060	82,204	95,297
Change in fair value of interest rate cap agreements	270,222	2,554,041	578,014
Amortization of loan discount	90,718	—	—
Insurance claim recoveries	(658,886)	—	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	718,113	(9,933,262)	(1,963,300)
Rents and other receivables	(275,383)	(847,831)	(276,529)
Other assets	(956,089)	(1,177,748)	(610,696)
Accounts payable and accrued liabilities	8,181,287	12,887,035	3,212,388
Due to affiliates	129,657	1,012,217	1,530,878
Net cash provided by (used in) operating activities	38,939,853	(3,258,965)	(3,918,648)
Cash Flows from Investing Activities:
Acquisition of real estate investments	(210,030,200)	(865,489,381)	(269,263,165)
Additions to real estate investments	(53,334,756)	(16,112,523)	(673,951)
Escrow deposits for pending real estate acquisitions	(7,092,300)	(26,196,700)	(5,801,085)
Restricted cash for investing activities	570,108	(609,318)	(829,289)
Purchase of interest rate cap agreements	(116,100)	(2,554,826)	(1,226,428)
Proceeds from insurance claims	658,886	—	—
Net cash used in investing activities	(269,344,362)	(910,962,748)	(277,793,918)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	41,850,000	404,655,500	196,930,600
Principal payments on mortgage notes payable	(255,878)	(62,256)	—
Borrowings from revolving credit facilities	35,000,000	186,300,000	—
Proceeds from issuance of common stock	193,953,605	382,566,638	133,914,634
Payments of commissions on sale of common stock and related dealer manager fees	(16,862,099)	(37,069,634)	(12,789,627)
Reimbursement of other offering costs to affiliates	(5,485,093)	(6,165,543)	(5,710,739)
Payment of deferred financing costs	(1,005,250)	(4,607,285)	(1,318,441)
Distributions to common stockholders	(19,252,136)	(8,326,089)	(921,535)
Repurchase of common stock	(2,156,699)	(279,067)	—
Net cash provided by financing activities	225,786,450	917,012,264	310,104,892
Net (decrease) increase in cash and cash equivalents	(4,618,059)	2,790,551	28,392,326
Cash and cash equivalents, beginning of year	31,386,377	28,595,826	203,500
Cash and cash equivalents, end of year	$26,768,318	$31,386,377	$28,595,826

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$24,100,572	$8,953,300	$687,194
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$1,224,836	$1,954,865	$608,904
Application of escrow deposits to acquire real estate	$7,092,300	$26,696,700	$5,301,085
Assumption of mortgage notes payable to acquire real estate	$47,100,000	$68,408,919	$—
Discount on assumed mortgage notes payable	$(2,721,540)	$—	$—
(Decrease) increase in amounts receivable from transfer agent	$(3,119,075)	$1,339,457	$1,779,618
(Decrease) increase in amounts payable to affiliates for other offering costs	$(1,319,182)	$1,319,182	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$21,880,716	$9,278,674	$693,640
Increase in redeemable common stock	$19,309,449	$8,999,601	$693,640
Increase in redemptions payable	$761,317	$258,330	$33,551
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(89,223)	$2,285,128	$65,938
(Decrease) increase in due to affiliates from additions to real estate investments	$(303,902)	$576,609	$—
Increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$797,281	$—	$—
Assumption of accounts receivable to acquire real estate	$—	$(261,444)	$—
Assumption of other liabilities to acquire real estate	$—	$171,441	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
As of December 31, 2016, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering pursuant to a registration statement on Form S-11, filed with the Securities and Exchange Commission (the “SEC”), to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of December 31, 2016, the Company had issued 49,835,344 shares of common stock for gross offering proceeds of $742,287,907, including 2,221,317 shares of common stock issued pursuant to the DRP for gross offering proceeds of $31,853,028.
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.46 and $14.85, effective May 1, 2016 and March 1, 2017, respectively. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
Square footage, occupancy and certain other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
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
DECEMBER 31, 2016

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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360 (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2016 and 2015 and 2014.
Rents and Other Receivables
The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

not maintain a deferred rent receivable related to the straight-lining of rents. Other receivables include amounts due from the transfer agent for stock subscription net proceeds.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2016 and 2015, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2016 and 2015, the Company had a restricted cash balance of $12,046,948 and $13,335,169, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
Deferred Financing Costs
The Company capitalizes deferred financing costs such as commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing, as a contra liability against the respective outstanding debt balance. The Company amortizes these costs over the terms of the respective financing agreements using the effective interest method. The Company expenses unamortized deferred financing costs when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Derivative Financial Instruments
The Company accounts for its derivative instruments in accordance with ASC 815, Derivatives and Hedges. The Company’s objective in using derivatives is to add stability to interest expense and to manage the Company’s exposure to interest rate movements or other identified risks. To accomplish these objectives, the Company may use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR or other applicable benchmark rates.
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
DECEMBER 31, 2016

relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.
As of December 31, 2016 and 2015, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
The following table reflects the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$495,077	$—

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
The fair value of the notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2016 and 2015 the fair value of the notes payable was $961,382,904 and $827,207,564, respectively, compared to the carrying value of $971,761,151 and $850,766,025, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). On April 4, 2014, the Company’s board of directors declared a dividend which began to accrue on April 7, 2014. Distributions declared during the year ended December 31, 2016 were based on daily record dates and calculated at a rate of $0.002459 per share per day. Each day during the period from April 7, 2014 to December 31, 2016 was a record date for distributions.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2016 and 2015, the Company declared distributions totaling $0.900 and $0.900 per share of common stock, respectively.
Organization and Offering Costs
Organization and offering costs included all expenses (other than sales commissions and related dealer manager fees) paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow agent and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

(including selling commissions and dealer manager fees) borne by the Company exceeded 15% of the gross proceeds raised in the Public Offering. Total organization and offering expenses borne by the Company did not exceed 15% of gross offering proceeds raised in the Public Offering.
The Company could also reimburse costs of training and education meetings held by the Company (primarily travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and cost reimbursement of employees of the Company’s affiliates to attend seminars conducted by broker-dealers and, in certain cases, reimbursement to participating broker-dealers for technology costs associated with the Public Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares of common stock and the ownership of the Company’s shares of common stock by such broker-dealers’ customers.
When recognized, organization costs were expensed as incurred. Offering costs, including selling commissions and dealer manager fees, were deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from gross offering proceeds.
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2016, the Company recorded operating expenses of $3,663,912, which includes $1,231,329 incurred by the Advisor on behalf of the Company, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $212,413 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2016.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2016 and 2015, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for all tax years through December 31, 2016. As of December 31, 2016, the Company’s tax return for calendar year 2015, 2014 and 2013 remain subject to examination by major tax jurisdictions.
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
DECEMBER 31, 2016

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard; however, the Company does not expect its adoption to have a material impact on the consolidated financial statements, as rental income from leasing arrangements is specifically excluded from the standard.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as amended in August 2015 by ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of a debt liability, consistent with debt discounts or premiums. The FASB will permit debt issuance costs related to line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs will not be affected by the new guidance. The guidance requires retrospective application and is effective for annual periods, including interim periods within that period, beginning after December 15, 2015. Upon adoption, the Company reclassified net debt issuance costs related to both mortgage notes payable and line-of-credit

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

arrangements of $4,202,733 and $1,332,180, respectively, as of December 31, 2016 and $4,091,494 and $1,375,244, respectively, as of December 31, 2015, from other assets to mortgage notes payable, net and revolving credit facilities, net on the consolidated balance sheets.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the process of evaluating the impact of this ASU on its leases and based on the preliminary results of its evaluation, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because the Company’s leases span a period of 12 months or less. Additionally, the Company acts as the lessor in all of its existing lease arrangements and under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The Company plans to complete its assessment process by the end of the fourth quarter of 2017 and plans to adopt this ASU on January 1, 2019.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company did not experience a material impact from adopting this new guidance.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption, the Company did not experience a material impact from adopting this new guidance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The
Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

3.          Real Estate
As of December 31, 2016, the Company owned 34 multifamily properties, comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of December 31, 2016 and 2015, the Company’s portfolio was approximately 92.2% and 93.6% occupied and the average monthly rent was $1,102 and $1,037, respectively.
Current Year Acquisitions
During the year ended December 31, 2016, the Company acquired the following properties:

				Purchase Price Allocation
				Real Estate			Mortgage Notes payable
Property Name	Location	Purchase Date	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Discount on Assumed Liabilities(1)	Contract Purchase Price
Fielder’s Creek	Englewood, CO	3/23/2016	217	$4,219,943	$27,504,988	$675,069	$—	$32,400,000
Landings of Brentwood	Brentwood, TN	5/18/2016	724	14,525,434	92,234,848	3,239,718	—	110,000,000
1250 West Apartments	Marietta, GA	8/12/2016	468	9,304,511	45,161,290	1,306,699	—	55,772,500
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	5,712,311	56,153,546	1,462,603	2,721,540	66,050,000
			1,743	$33,762,199	$221,054,672	$6,684,089	$2,721,540	$264,222,500
___________

(1)
Loan discount is amortized to interest expense over the remaining term of the assumed mortgage notes payable and is included in mortgage notes payable, net in the accompanying consolidated balance sheets.

As of December 31, 2016 and 2015, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$164,113,072	$1,368,602,516	$2,769,302	$1,535,484,890
Less: Accumulated depreciation and amortization	—	(80,340,535)	(1,759,190)	(82,099,725)
Net investments in real estate and related lease intangibles	$164,113,072	$1,288,261,981	$1,010,112	$1,453,385,165

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

	December 31, 2015
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate
Investments in real estate	$130,350,873	$1,094,714,957	$12,999,943	$1,238,065,773
Less: Accumulated depreciation and amortization	—	(25,498,027)	(5,539,620)	(31,037,647)
Net investments in real estate and related lease intangibles	$130,350,873	$1,069,216,930	$7,460,323	$1,207,028,126
Depreciation and amortization expense was $67,991,543, $42,438,760 and $5,316,510 for the years ended December 31, 2016, 2015 and 2014, respectively.
Depreciation of the Company’s buildings and improvements was $54,857,243, $23,291,955 and $2,206,072 for the years ended December 31, 2016, 2015 and 2014, respectively.
Amortization of the Company’s tenant origination and absorption costs was $13,134,300, $19,146,805 and $3,110,438 for the years ended December 31, 2016, 2015 and 2014, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Operating Leases
As of December 31, 2016, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 94.7% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,329,299 and $2,332,451 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2016 and 2015, other assets consisted of:

	December 31,
	2016	2015
Prepaid expenses	$1,602,910	$1,025,130
Interest rate cap agreements	495,077	649,199
Other deposits	1,141,623	763,314
Other assets	$3,239,610	$2,437,643

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2016 and 2015:

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	2.82%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,090,786
Mortgage notes payable, gross	25				2.97%	758,626,886
Discount, net						(2,630,822)
Deferred financing costs, net(2)						(4,202,733)
Mortgage notes payable, net						$751,793,331

	December 31, 2015
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	21	12/1/2021 - 1/1/2026	1-Mo LIBOR + 1.68%	1-Mo LIBOR + 2.48%	2.50%	$601,586,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,346,663
Mortgage notes payable, gross	23				2.71%	669,932,763
Deferred financing costs, net(2)						(4,091,494)
Mortgage notes payable, net						$665,841,269
___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of December 31, 2016 and 2015 was $939,257 and $370,246, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offer Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate was 2.92% as of December 31, 2016. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between (1) the amount outstanding and (2) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
Revolving Line of Credit
On May 18, 2016, the Company entered into a line of credit facility (the “Line of Credit”) with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provides for advances (each, an “LOC Loan” and collectively, the “LOC Loans”) solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit has a maturity date of May 17, 2019, subject to extension (the “LOC Maturity Date”), as further described in the loan agreement (the “LOC Loan Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood Property (the “Mortgaged Property”). Advances made under the Line of Credit will be secured by the Mortgaged Property, as evidenced by the LOC Loan Agreement, the Revolving Credit Loan Note (the “LOC Note”), the Deed of Trust and a Guaranty from the Company (the “LOC Guaranty,” together with the LOC Loan Agreement and the LOC Note, the “LOC Loan Documents”).
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of December 31, 2016, the interest rate on the LOC Loans was 2.37%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

As of December 31, 2016 and 2015, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

		Amount of Advance as of December 31,
Collateralized Property(1)	Date of Advance	2016	2015
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
Principal balance on revolving credit facility, gross		186,300,000	186,300,000
Principal balance on revolving line of credit, gross		35,000,000	—
Principal balance on revolving credit facilities, gross		221,300,000	186,300,000
Deferred financing costs, net on revolving credit facility(2)		(1,073,997)	(1,375,244)
Deferred financing costs, net on revolving line of credit(3)		(258,183)	—
Revolving credit facilities, net		$219,967,820	$184,924,756
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of December 31, 2016 and 2015, was $389,989 and $88,742, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of December 31, 2016 and 2015, was $66,817 and $0, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2016:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$979,926,886	$327,192	$2,656,972	$40,569,175	$196,693,386	$52,017,490	$687,662,671
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2016 and 2015, the Company was in compliance with all debt covenants.
For the years ended December 31, 2016, 2015 and 2014, the Company incurred interest expense of $26,060,155, $13,275,604 and $1,589,848, respectively. Interest expense for the years ended December 31, 2016, 2015 and 2014 includes amortization of deferred financing costs of $937,075, $419,743 and $39,245 and net unrealized losses from the change in fair value of interest rate cap agreements of $270,222, $2,554,041 and $578,014, amortization of loan discount of $90,718, $0 and $0 and Credit Facility commitment fees of $65,302, $30,254 and $0, respectively.
Interest expense of $2,295,483 and $1,633,915 was payable as of December 31, 2016 and 2015, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of December 31, 2016, the Company had issued 49,835,344 shares of common stock for offering proceeds of $657,450,773, including 2,221,317 shares of common stock issued pursuant to the DRP for total proceeds of $31,853,028, net of offering costs of $84,837,134. The offering costs primarily consist of selling commissions and dealer manager fees. Offering proceeds include $0 and $3,119,075 of amounts due from the Company’s transfer agent as of December 31, 2016 and 2015, respectively, which are included in rents and other receivables in the accompanying consolidated balance sheets.
On February 27, 2014, the Company granted 3,333 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00 per share in connection with the Company raising $2,000,000 in the Public Offering. On August 7, 2014, August 13, 2015 and August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $15.00, $15.00 and $14.46 per share, respectively, as compensation for services in connection with their re-election to the board of directors at the Company’s annual meetings of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company.
The issuance and vesting activity for the years ended December 31, 2016, 2015 and 2014 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2014, 2015 and 2016 annual meetings is as follows:

	Year Ended December 31,
	2016	2015	2014
Nonvested shares at the beginning of the year	11,247	11,248	—
Granted shares	4,998	4,998	14,997
Vested shares	(6,248)	(4,999)	(3,749)
Nonvested shares at the end of the year	9,997	11,247	11,248

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2016, 2015 and 2014 is as follows:

Grant Year	Weighted Average Fair Value
2014	$15.00
2015	15.00
2016	14.46
Included in general and administrative expenses is $100,060, $82,204 and $95,297 for the years ended December 31, 2016 2015 and 2014, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2016, the compensation expense related to the issuance of the restricted common stock not yet recognized was $94,645. The weighted average remaining term of the restricted common stock was approximately one year as of December 31, 2016. As of December 31, 2016, no shares of restricted common stock issued to the independent directors have been forfeited.
Convertible Stock
The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange, or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be repurchased for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2016 and 2015, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On February 14, 2017 and March 24, 2016, the Company’s board of directors determined a price per share for the DRP of $14.85 and $14.46, effective March 1, 2017 and May 1, 2016, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
DECEMBER 31, 2016

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
Beginning March 24, 2016, the date the Company first published an estimated value per share, the purchase price for shares repurchased under the Company’s share repurchase plan is as follows:

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

(4)
For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share of the Company as determined by the Company’s board of directors. For additional information on the Company’s most recent estimated value per share, see Note 13.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter (the “Repurchase Date”). Repurchase requests are honored approximately 30 days following the Repurchase Date. Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2016, the Company repurchased a total of 156,583 shares with a total repurchase value of $2,156,699 and received requests for repurchases of 210,320 shares with a total repurchase

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

value of $2,916,099. During the year ended December 31, 2015, the Company repurchased a total of 18,768 shares with a total repurchase value of $279,067 and received requests for the repurchase of 38,102 shares with a total repurchase value of $537,045.
As of December 31, 2016 and 2015, the Company had 75,764 and 38,102 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $1,053,198 and $291,881 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the outstanding repurchase requests as of December 31, 2016 and 2015 of $1,053,198 and $291,881 on the January 31, 2017 and January 29, 2016 Repurchase Dates, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to repurchase requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the Company will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available, unless the stockholder withdraws the request for repurchase. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
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
Pursuant to the share repurchase plan, for the years ended December 31, 2016 and 2015, the Company reclassified $19,309,449 and $8,999,601, net of $2,156,699 and $279,067 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use to fund distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during the year ended December 31, 2015, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002459 per day for each share of the Company’s common stock during the year ended December 31, 2016, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the years ended December 31, 2016 and 2015 were $42,357,688 and $19,559,628, including $22,492,707 and $10,365,433, or 1,564,440 shares and 727,399 shares, respectively, of common stock attributable to the DRP.
As of December 31, 2016 and 2015, $3,788,605 and $2,563,769 of distributions declared were payable, which included $1,992,271 and $1,380,280, or 137,778 shares and 96,862 shares of common stock attributable to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2016 and 2015, the Company paid cash distributions of $19,252,136 and $8,326,089, which related to distributions declared for each day in the period from December 1, 2015 through November 30, 2016 and December 30, 2014 through November 30, 2015, respectively. Additionally, for the years ended December 31, 2016 and 2015, 1,521,505 and 651,135 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $21,880,716 and $9,278,674, respectively. For the years ended December 31, 2016 and 2015, the Company paid total distributions of $41,132,852 and $17,604,763, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, DRP, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Incurred (Received) For the Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations:
Expensed
Organization costs(1)	$—	$—	$42,882
Investment management fees(2)	15,096,243	7,068,718	472,828
Acquisition fees(2)	2,766,209	10,067,980	2,954,149
Acquisition expenses(3)	782,047	3,820,236	1,067,951
Loan coordination fees(2)	1,539,500	6,593,644	1,969,306
Property management:
Fees(2)	4,140,513	1,987,517	206,552
Reimbursement of onsite personnel(4)	13,013,601	6,633,219	639,062
Other fees(2)	1,087,408	584,060	75,779
Other fees - G&A(1)	66,064	—	—
Other operating expenses(1)	1,231,329	1,285,771	624,365
Insurance proceeds(5)	—	(54,630)	—
Consolidated Balance Sheets:
Prepaid insurance deductible account(6)	105,120	24,580	—
Capitalized
Construction management:
Fees(7)	3,601,084	1,212,150	50,601
Reimbursement of labor costs(7)	3,804,318	482,589	1,952
Additional paid-in capital
Other offering costs reimbursement	4,165,911	7,484,725	5,667,857
Selling commissions	12,017,003	25,535,008	8,815,057
Dealer manager fees	5,642,377	11,534,626	3,974,570
	$69,058,727	$84,260,193	$26,562,911
_____________________

(1)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(2)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(3)	Included in acquisition costs in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

(6)	Included in other assets in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid is included in general and administrative expenses in the accompanying consolidated statements of operations.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates paid for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Paid During the Year Ended December 31,
	2016	2015	2014
Consolidated Statements of Operations:
Expensed
Organization costs	$—	$—	$42,882
Investment management fees	14,734,308	6,165,489	324,882
Acquisition fees	3,276,927	10,138,680	2,372,731
Acquisition expenses	927,647	3,696,793	1,045,794
Loan coordination fees	1,539,500	6,873,644	1,689,306
Property management:
Fees	4,053,502	1,764,911	140,670
Reimbursement of onsite personnel	12,831,296	6,287,264	572,794
Other fees	1,078,882	559,787	68,980
Other fees - G&A	66,064	—	—
Other operating expenses	1,085,134	1,542,357	313,434
Consolidated Balance Sheets:
Prepaid insurance deductible account	161,081	49,161	—
Capitalized
Construction management:
Fees	3,625,869	1,091,370	44,006
Reimbursement of labor costs	4,083,432	26,763	1,952
Additional paid-in capital
Other offering costs reimbursement	5,485,093	6,165,543	5,667,857
Selling commissions	11,219,722	25,535,008	8,815,057
Dealer manager fees	5,642,377	11,534,626	3,974,570
	$69,810,834	$81,431,396	$25,074,915

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2016 and 2015, are as follows:

	Payable (prepaid) as of December 31,
	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees	$1,413,110	$1,051,175
Acquisition fees	—	510,718
Acquisition expenses	—	145,600
Property management:
Fees	375,499	288,488
Reimbursement of onsite personnel	594,528	412,223
Other fees	39,598	31,072
Other operating expenses	212,413	66,218
Consolidated Balance Sheets:
Prepaid insurance deductible account	(80,541)	(24,580)
Capitalized
Construction management:
Fees	102,590	127,375
Reimbursement of labor costs	176,712	455,826
Additional paid-in capital
Other offering costs reimbursement	—	1,319,182
Selling commissions	797,281	—
	$3,631,190	$4,383,297
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

assisting in public relations activities and the administration of the DRP and share repurchase plan. As of December 31, 2016 and 2015, the Advisor had incurred $5,139,326 and $3,492,993, respectively, of amounts payable to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering expenses during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid or recognized from inception through December 31, 2016 is as follows:

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
When recognized, organizational costs are expensed as incurred. From inception through December 31, 2016, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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
DECEMBER 31, 2016

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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, a Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2016 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management Fees and Expenses
The Company has entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc. (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
Prepaid Insurance Deductible Account
The Company deposits with an affiliate of the Sponsor moneys to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all multifamily properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
DECEMBER 31, 2016

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
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,231,329 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,060,204, none of which were in excess of the 2%/25% Limitation and are included in the $4,848,801 of general and administrative expenses recognized by the Company. As of December 31, 2016, the Company’s total operating expenses were 0.1% of its average invested assets and 3.3% of its net loss.
For the year ended December 31, 2015, the Advisor and its affiliates incurred $1,285,771 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,171,633, none of which were in excess of the 2%/25% Limitation and are included in the $2,739,688 of general and administrative expenses recognized by the Company.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2016 the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2016.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company terminated the Public Offering on March 24, 2016, and as of December 31, 2016, expects to pay trailing selling commissions subsequent to that date of $797,281, which were charged to additional paid-in capital and are included within amounts due to affiliates in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

8.          Incentive Award Plan and Independent Director Compensation
The Company has adopted an incentive award plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards.
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
On February 27, 2014, the Company raised over $2,000,000 in gross offering proceeds in the Public Offering and granted each of the three independent directors 3,333 shares of restricted common stock. On August 7, 2014, August 13, 2015 and August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2014, 2015 and 2016 annual meetings of stockholders. The Company recorded stock-based compensation expense of $100,060, $82,204 and $95,297 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of, and paid, $239,000, $242,000 and $236,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to the independent directors’ annual retainer and board meeting attendance, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2016 and 2015, $58,750 and $61,750 related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
DECEMBER 31, 2016

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2016 and 2015:

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.77%	2.83%	$495,077

December 31, 2015
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	21	$601,586,100	0.43%	2.50%	$649,199
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2016, 2015 and 2014, resulted in an unrealized loss of $270,222, $2,554,041 and $578,014, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2016 and 2015, the Company acquired interest rate cap agreements of $116,100 and $2,554,826, respectively. The fair value of the interest rate cap agreements of $495,077 and $649,199 as of December 31, 2016 and 2015, respectively, is included in other assets on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2016 and 2015. The Company acquired four properties during the year ended December 31, 2016. These properties contributed $12,408,647 of revenues and $4,723,946 of net loss, including $10,154,803 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 have been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year Ended December 31,
	2016	2015
Revenues	$156,616,663	$154,697,793
Net loss	$(37,701,106)	$(46,322,812)
Loss per common share, basic and diluted	$(0.80)	$(2.13)
The pro forma information reflects adjustments for actual revenues and expenses of the properties acquired during the year ended December 31, 2016 for the respective period prior to acquisition by the Company. Net loss has been adjusted as follows: (1) interest expense has been adjusted to reflect the additional interest expense that would have been charged had the Company acquired the properties on January 1, 2015 under the same financing arrangements as existed as of the acquisition date; (2) depreciation and amortization has been adjusted based on the Company’s basis in the properties; and (3) transaction costs have been adjusted for the acquisition of the properties.
12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2016
Revenues	$32,519,919	$34,671,223	$37,357,939	$39,461,433	$144,010,514
Net loss	(10,267,922)	(9,946,374)	(9,888,814)	(7,579,364)	(37,682,474)
Loss per common share, basic and diluted	(0.25)	(0.20)	(0.20)	(0.15)	(0.80)
Distributions declared per common share	0.224	0.224	0.226	0.226	0.900
2015
Revenues	$7,745,819	$12,748,748	$20,192,686	$27,762,500	$68,449,753
Net loss	(7,479,298)	(11,484,039)	(14,219,859)	(17,510,928)	(50,694,124)
Loss per common share, basic and diluted	(0.61)	(0.61)	(0.58)	(0.57)	(2.33)
Distributions declared per common share	0.222	0.224	0.227	0.227	0.900
13.          Subsequent Events
Distributions Paid
On January 3, 2017, the Company paid distributions of $3,788,605, which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016 and consisted of cash distributions paid in the amount of $1,796,334 and $1,992,271 in shares issued pursuant to the DRP.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2016

On February 1, 2017, the Company paid distributions of $3,808,938, which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017 and consisted of cash distributions paid in the amount of $1,813,252 and $1,995,686 in shares issued pursuant to the DRP.
On March 1, 2017, the Company paid distributions of $3,445,424, which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017 and consisted of cash distributions paid in the amount of $1,646,144 and $1,799,280 in shares issued pursuant to the DRP.
Estimated Value per Share
On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.85, effective March 1, 2017.
Distributions Declared
On March 15, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2017 and ending on June 30, 2017. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in April 2017, May 2017 and June 2017 will be paid in May 2017, June 2017 and July 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(2)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$9,876,295	$1,130,314	$13,069,686	$14,200,000	$1,749,709	$1,130,314	$14,399,775	$15,530,089	$(1,619,172)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	19,417,335	3,087,687	24,776,563	27,864,250	1,894,148	3,087,687	26,182,954	29,270,641	(2,863,871)	2001	6/30/2014
Club at Summer Valley	Austin, TX	100%	14,961,156	4,850,153	16,649,847	21,500,000	1,574,940	4,850,153	17,561,008	22,411,161	(1,730,497)	1983	8/28/2014
Terrace Cove Apartment Homes	Austin, TX	100%	16,352,892	5,469,361	18,030,639	23,500,000	2,521,702	5,469,361	19,809,267	25,278,628	(2,036,981)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	73,364,663	8,682,823	89,817,177	98,500,000	7,340,812	8,682,823	95,014,104	103,696,927	(8,574,270)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	34,159,229	7,012,787	41,987,213	49,000,000	4,611,649	7,012,787	45,369,308	52,382,095	(4,183,901)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	27,844,470	4,325,607	35,674,393	40,000,000	2,390,119	4,325,607	37,266,276	41,591,883	(3,171,187)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	17,389,729	1,276,787	23,723,213	25,000,000	2,112,987	1,276,787	25,285,807	26,562,594	(2,006,239)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	35,548,515	5,813,218	45,186,782	51,000,000	4,054,676	5,813,218	47,648,765	53,461,983	(3,734,432)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	13,305,629	1,607,980	17,592,020	19,200,000	486,315	1,607,980	17,420,142	19,028,122	(1,243,715)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	22,019,797	3,299,502	25,939,054	29,238,556	129,972	3,299,502	25,572,825	28,872,327	(1,973,030)	2014	3/30/2015
Randall Highlands Apartments	North Aurora, IL	100%	22,352,404	2,499,350	29,787,091	32,286,441	152,467	2,499,350	29,189,451	31,688,801	(2,039,550)	2013	3/31/2015
Heritage Place Apartments	Franklin, TN	100%	7,075,810	1,697,036	7,952,964	9,650,000	1,279,194	1,697,036	9,051,517	10,748,553	(672,020)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	11,371,432	3,599,586	12,850,414	16,450,000	1,638,141	3,599,586	14,108,519	17,708,105	(1,061,961)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	50,196,409	7,747,295	64,252,705	72,000,000	3,617,117	7,747,295	66,064,076	73,811,371	(4,464,403)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	26,157,020	5,895,389	31,704,611	37,600,000	2,588,235	5,895,389	33,489,379	39,384,768	(2,304,813)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	37,179,470	7,219,143	46,180,857	53,400,000	3,889,442	7,219,143	48,676,560	55,895,703	(3,297,166)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	45,112,996	7,553,349	59,246,651	66,800,000	5,271,601	7,553,349	62,789,004	70,342,353	(3,855,936)	1989	6/30/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carrington Park	Kansas City, MO	100%	$29,474,690	$2,517,886	$36,962,114	$39,480,000	$1,785,196	$2,517,886	$37,845,554	$40,363,440	$(2,097,259)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	28,812,772	3,941,458	34,558,542	38,500,000	2,835,061	3,941,458	36,385,142	40,326,600	(2,165,990)	2003	8/26/2015
Meadows at North Richland Hills	North Richland Hills, TX	100%	24,397,308	4,054,337	28,545,663	32,600,000	2,885,642	4,054,337	30,501,316	34,555,653	(1,871,278)	1997	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	34,037,812	3,938,677	42,261,323	46,200,000	760,044	3,938,677	41,777,651	45,716,328	(2,273,233)	1999	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	39,056,517	5,386,400	46,813,600	52,200,000	3,322,036	5,386,400	48,832,664	54,219,064	(2,622,861)	2002	9/23/2015
The Shores	Oklahoma City, OK	100%	24,490,786	2,100,531	34,149,469	36,250,000	84,773	2,100,531	33,324,476	35,425,007	(1,646,748)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	45,161,378	4,789,210	55,710,790	60,500,000	1,178,669	4,789,210	55,357,426	60,146,636	(2,739,264)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	43,227,755	1,899,956	56,600,044	58,500,000	2,393,915	1,899,956	57,633,148	59,533,104	(2,703,658)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	28,069,387	2,461,583	37,838,417	40,300,000	790,366	2,461,583	37,820,549	40,282,132	(1,531,995)	1987	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	38,461,493	9,991,810	41,408,190	51,400,000	2,195,378	9,991,810	42,403,937	52,395,747	(1,812,277)	2002	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	33,073,585	2,436,847	41,763,153	44,200,000	1,426,185	2,436,847	42,382,083	44,818,930	(1,824,272)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	—	4,064,811	43,685,189	47,750,000	1,265,992	4,064,811	43,955,862	48,020,673	(1,737,731)	2005	12/30/2015
Fielder’s Creek	Englewood, CO	100%	—	4,219,943	28,180,057	32,400,000	976,602	4,219,943	28,481,590	32,701,533	(906,851)	1983	3/23/2016
Landings of Brentwood	Brentwood, TN	100%	—	14,525,434	95,474,566	110,000,000	3,091,874	14,525,434	95,326,722	109,852,156	(2,303,076)	1986-89	5/18/2016
1250 West Apartments	Marietta, GA	100%	41,650,263	9,304,511	46,467,989	55,772,500	229,949	9,304,511	46,697,938	56,002,449	(1,734,170)	1987 / 95	8/12/2016
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	100%	44,015,806	5,712,311	57,616,149	63,328,460	130,872	5,712,311	57,747,023	63,459,334	(1,295,918)	2009	9/29/2016
			$937,614,803	$164,113,072	$1,332,457,135	$1,496,570,207	$72,655,780	$164,113,072	$1,371,371,818	$1,535,484,890	$(82,099,725)
______________
(1) Encumbrances are net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $35,000,000 and associated deferred financing costs of $853,652 related to the revolving credit facilities at the company level.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

(2) Initial cost of company represents costs at acquisition that are included in real estate on the accompanying consolidated balance sheets.
(3) Building and improvements include tenant origination and absorption costs.
(4) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2016.
A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$1,238,065,773	$274,396,762	$—
Acquisitions	261,500,960	960,504,997	274,564,250
Improvements	52,941,631	18,974,260	739,889
Write-off of disposed and fully depreciated and amortized assets	(17,023,474)	(15,810,246)	(907,377)
Balance at the end of the year	$1,535,484,890	$1,238,065,773	$274,396,762

Accumulated depreciation:
Balance at the beginning of the year	$31,037,647	$4,409,133	$—
Depreciation expense	67,991,543	42,438,760	5,316,510
Write-off of disposed and fully depreciated and amortized assets	(16,929,465)	(15,810,246)	(907,377)
Balance at the end of the year	$82,099,725	$31,037,647	$4,409,133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 17, 2017.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 17, 2017

Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 17, 2017
Kevin J. Keating

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 17, 2017

/s/ G. Brian Christie	Director
G. Brian Christie		March 17, 2017

/s/ Thomas H. Purcell	Director
Thomas H. Purcell		March 17, 2017

/s/ Kerry D. Vandell	Director
Kerry D. Vandell		March 17, 2017