Form 10-Q
period 2017-03-31
Steadfast Apartment REIT, Inc.
filed 2017-05-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2017, there were 50,179,930 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,377,176,884	1,368,602,516
Tenant origination and absorption costs	—	2,769,302
Total real estate, cost	1,541,289,956	1,535,484,890
Less accumulated depreciation and amortization	(96,727,076)	(82,099,725)
Total real estate, net	1,444,562,880	1,453,385,165
Cash and cash equivalents	28,306,794	26,768,318
Restricted cash	8,266,457	12,046,948
Rents and other receivables	1,831,567	1,661,187
Other assets	2,398,949	3,239,610
Total assets	$1,485,366,647	$1,497,101,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$22,186,118	$27,841,963
Notes Payable, net:
Mortgage notes payable, net	751,970,163	751,793,331
Revolving credit facilities, net	230,067,745	219,967,820
Total notes payable, net	982,037,908	971,761,151
Distributions payable	3,823,805	3,788,605
Due to affiliates	2,428,507	3,711,731
Total liabilities	1,010,476,338	1,007,103,450
Commitments and contingencies (Note 9)
Redeemable common stock	25,191,460	27,949,492
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 50,019,684 and 49,698,486 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	500,197	496,985
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	633,134,984	625,996,383
Cumulative distributions and net losses	(183,936,342)	(164,445,092)
Total stockholders’ equity	449,698,849	462,048,286
Total liabilities and stockholders’ equity	$1,485,366,647	$1,497,101,228

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$35,503,148	$28,796,084
Tenant reimbursements and other	4,201,627	3,723,835
Total revenues	39,704,775	32,519,919
Expenses:
Operating, maintenance and management	9,450,859	7,705,961
Real estate taxes and insurance	6,232,047	4,910,802
Fees to affiliates	5,638,971	4,910,716
Depreciation and amortization	17,398,525	17,355,776
Interest expense	7,882,714	6,531,549
General and administrative expenses	1,513,512	1,166,753
Acquisition costs	1,185	206,284
Total expenses	48,117,813	42,787,841
Net loss	$(8,413,038)	$(10,267,922)
Loss per common share — basic and diluted	$(0.17)	$(0.25)
Weighted average number of common shares outstanding — basic and diluted	49,921,129	40,634,788
Distributions declared per share	$0.222	$0.224

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED MARCH 31, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	35,504,854	$355,048	1,000	$10	$456,614,453	$(84,404,930)	$372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Redemption of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	496,985	1,000	10	625,996,383	(164,445,092)	462,048,286
Issuance of common stock	396,962	3,970	—	—	5,783,358	—	5,787,328
Transfers from redeemable common stock	—	—	—	—	2,387,814	—	2,387,814
Redemption of common stock	(75,764)	(758)	—	—	(1,052,440)	—	(1,053,198)
Distributions declared	—	—	—	—	—	(11,078,212)	(11,078,212)
Amortization of stock-based compensation	—	—	—	—	19,869	—	19,869
Net loss	—	—	—	—	—	(8,413,038)	(8,413,038)
BALANCE, March 31, 2017	50,019,684	$500,197	1,000	$10	$633,134,984	$(183,936,342)	$449,698,849

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,413,038)	$(10,267,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,398,525	17,355,776
Loss on disposal of buildings and improvements	8,529	—
Amortization of deferred financing costs	253,732	211,290
Amortization of stock-based compensation	19,869	18,745
Change in fair value of interest rate cap agreements	255,002	499,740
Amortization of loan discount	88,746	—
Insurance claim recoveries	(11,834)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	3,906,886	3,188,832
Rents and other receivables	(170,380)	(617,787)
Other assets	585,659	71,615
Accounts payable and accrued liabilities	(4,683,314)	(373,144)
Due to affiliates	(1,237,692)	(1,341,386)
Net cash provided by operating activities	8,000,690	8,745,759
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(31,700,000)
Additions to real estate investments	(9,915,481)	(9,475,667)
Escrow deposits for pending real estate acquisitions	—	(1,800,100)
Restricted cash for investing activities	(126,395)	205,320
Proceeds from insurance claims	11,834	—
Net cash used in investing activities	(10,030,042)	(42,770,447)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(65,721)	(62,933)
Borrowings from revolving credit facilities	10,000,000	—
Proceeds from issuance of common stock	—	182,078,189
Payments of commissions on sale of common stock and related dealer manager fees	(57,569)	(16,690,922)
Reimbursement of other offering costs to affiliates	—	(2,737,880)
Distributions to common stockholders	(5,255,684)	(3,793,326)
Repurchase of common stock	(1,053,198)	(291,882)
Net cash provided by financing activities	3,567,828	158,501,246
Net increase in cash and cash equivalents	1,538,476	124,476,558
Cash and cash equivalents, beginning of the period	26,768,318	31,386,377
Cash and cash equivalents, end of the period	$28,306,794	$155,862,935

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,154,208	$5,899,331
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$35,200	$827,100
Application of escrow deposits to acquire real estate	$—	$700,000
Increase in amounts receivable from transfer agent	$—	$8,756,343
Increase in amounts payable to affiliates for other offering costs	$—	$1,144,732
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,787,328	$4,442,439
(Decrease) increase in redeemable common stock	$(2,387,814)	$3,735,990
Increase in redemptions payable	$370,218	$3,559
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(1,342,749)	$(1,049,004)
Increase (decrease) in due to affiliates from additions to real estate investments	$12,037	$(342,451)
(Decrease) increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$(57,569)	$967,595

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
As of March 31, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of March 31, 2017, the Company had issued 50,232,306 shares of common stock for gross offering proceeds of $748,075,235, including 2,618,279 shares of common stock issued pursuant to the DRP for gross offering proceeds of $37,640,356.
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
March 31, 2017
(unaudited)

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
The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the Operating Partnership.
The Company commenced its real estate operations on May 22, 2014, upon acquiring a fee simple interest in a multifamily property located in Spring Hill, Tennessee.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2017.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
March 31, 2017
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
Interest rate cap agreements - The Company has entered into certain interest rate cap agreements. These derivatives are recorded at fair value. Fair value was based on a model-driven valuation using the associated variable rate curve and an implied market volatility, both of which were observable at commonly quoted intervals for the full term of the interest rate cap agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$240,075	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2017 and December 31, 2016, the fair value of the notes payable was $995,912,686 and $961,382,904, respectively, compared to the carrying value of $982,037,908 and $971,761,151, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended March 31, 2017 were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 through March 31, 2017.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2017 and 2016, the Company declared distributions totaling $0.222 and $0.224 per share of common stock, respectively.
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
March 31, 2017
(unaudited)

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
March 31, 2017
(unaudited)

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
3.          Real Estate
As of March 31, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of March 31, 2017 and December 31, 2016, the Company’s portfolio was approximately 92.2% occupied and the average monthly rent was $1,113 and $1,102, respectively.
As of March 31, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,377,176,884	$—	$1,541,289,956
Less: Accumulated depreciation and amortization	—	(96,727,076)	—	(96,727,076)
Net investments in real estate and related lease intangibles	$164,113,072	$1,280,449,808	$—	$1,444,562,880

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,368,602,516	$2,769,302	$1,535,484,890
Less: Accumulated depreciation and amortization	—	(80,340,535)	(1,759,190)	(82,099,725)
Net investments in real estate and related lease intangibles	$164,113,072	$1,288,261,981	$1,010,112	$1,453,385,165
Depreciation and amortization expense was $17,398,525 and $17,355,776 for the three months ended March 31, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements was $16,388,413 and $11,730,973 for the three months ended March 31, 2017 and 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $1,010,112 and $5,624,803 for the three months ended March 31, 2017 and 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of March 31, 2017, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 95.4% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,406,745 and $3,329,299 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2017 and December 31, 2016, other assets consisted of:

	March 31, 2017	December 31, 2016
Prepaid expenses	$1,077,663	$1,602,910
Interest rate cap agreements	240,075	495,077
Other deposits	1,081,211	1,141,623
Other assets	$2,398,949	$3,239,610

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2017 and December 31, 2016.

	March 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.03%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,025,065
Mortgage notes payable, gross	25				3.16%	758,561,165
Discount, net						(2,542,076)
Deferred financing costs, net(2)						(4,048,926)
Mortgage notes payable, net						$751,970,163

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	2.82%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,090,786
Mortgage notes payable, gross	25				2.97%	758,626,886
Discount, net						(2,630,822)
Deferred financing costs, net(2)						(4,202,733)
Mortgage notes payable, net						$751,793,331
___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of March 31, 2017 and December 31, 2016 was $1,093,064 and $939,257, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased to up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of March 31, 2017, the Company had $186,300,000 outstanding under the Credit Facility.
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offer Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate on funds borrowed on the Credit Facility was 3.13% as of March 31, 2017. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between (1) the amount outstanding and (2) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of March 31, 2017, the interest rate on the LOC Loans was 2.58%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.
As of March 31, 2017 and December 31, 2016, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

		Amount of Advance as of
Collateralized Property(1)	Date of Advance	March 31, 2017	December 31, 2016
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
Principal balance on revolving credit facility, gross		186,300,000	186,300,000
Principal balance on revolving line of credit, gross		45,000,000	35,000,000
Principal balance on revolving credit facilities, gross		231,300,000	221,300,000
Deferred financing costs, net on revolving credit facility(2)		(1,000,447)	(1,073,997)
Deferred financing costs, net on revolving line of credit(3)		(231,808)	(258,183)
Revolving credit facilities, net		$230,067,745	$219,967,820
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of March 31, 2017 and December 31, 2016, was $463,539 and $389,989, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of March 31, 2017 and December 31, 2016, was $93,192 and $66,817, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$989,861,165	$263,094	$2,656,532	$50,514,371	$196,511,349	$51,539,867	$688,375,952
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2017, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2017 and 2016, the Company incurred interest expense of $7,882,714 and $6,531,549, respectively. Interest expense for the three months ended March 31, 2017 and 2016 includes amortization of deferred financing costs of $253,732 and $211,290, net unrealized losses from the change in fair value of interest rate cap agreements of $255,002 and $499,740, amortization of loan discount of $88,746 and $0 and Credit Facility commitment fees of $13,370 and $3,463, respectively.
Interest expense of $2,426,509 and $2,295,483 was payable as of March 31, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of March 31, 2017, the Company had issued 50,232,306 shares of common stock for offering proceeds of $663,238,101, including 2,618,279 shares of common stock issued pursuant to the DRP for total proceeds of $37,640,356, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees.
On August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors pursuant to the Company’s independent directors’ compensation plan at a fair value of $14.46 per share as compensation for services in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. The shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2017 and year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the period	9,997	11,247
Granted shares	—	4,998
Vested shares	(2,500)	(6,248)
Nonvested shares at the end of the period	7,497	9,997
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the three months ended March 31, 2017 and year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$14.46
2017	n/a
Included in general and administrative expenses is $19,869 and $18,745 for the three months ended March 31, 2017 and 2016, for compensation expense related to the issuance of restricted common stock. As of March 31, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $74,776. The weighted average remaining term of the restricted common stock was approximately one year as of March 31, 2017. As of March 31, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2017 and December 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
March 31, 2017
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
(4) For purposes of the share repurchase plan, the “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the repurchase date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter (“Repurchase Date”). Repurchase requests are honored approximately 30 days following the Repurchase Date. Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2017, the Company repurchased a total of 75,764 shares with a total repurchase value of $1,053,198 and received requests for repurchases of 102,187 shares with a total repurchase value of $1,423,416. During the three months ended March 31, 2016, the Company repurchased a total of 21,599 shares with a total repurchase value of $291,882 and received requests for the repurchase of 21,764 shares with a total repurchase value of $295,439.
As of March 31, 2017 and 2016, the Company had 102,187 and 21,764 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $1,423,416 and $295,439 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of March 31, 2017 and 2016 on the April 28, 2017 and April 29, 2016 Repurchase Dates, respectively.
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
March 31, 2017
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
Pursuant to the share repurchase plan, for the three months ended March 31, 2017, the Company reclassified $2,387,814, net of $1,053,198 of fulfilled redemption requests, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. For the three months ended March 31, 2016, the Company reclassified $3,735,990, net of $291,882 of fulfilled redemption requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002459 per day for each share of the Company’s common stock during the three months ended March 31, 2016 and $0.002466 per day for each share during the three months ended March 31, 2017, which, if paid over a 366-day period and 365-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three months ended March 31, 2017 and 2016 were $11,078,212 and $9,062,865, including $5,773,757 and $4,863,892, or 392,430 shares and 341,326 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2017 and December 31, 2016, $3,823,805 and $3,788,605 of distributions declared were payable, which included $1,978,702 and $1,992,271, or 133,246 shares and 137,778 shares of common stock attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Distributions Paid
For the three months ended March 31, 2017 and 2016, the Company paid cash distributions of $5,255,684 and $3,793,326, which related to distributions declared for each day in the period from December 1, 2016 through February 28, 2017 and December 1, 2015 through February 29, 2016, respectively. Additionally, for the three months ended March 31, 2017 and 2016, 396,962 and 311,750 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,787,328 and $4,442,439, respectively. For the three months ended March 31, 2017 and 2016, the Company paid total distributions of $11,043,012 and $8,235,765, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2017 and 2016 and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of March 31, 2017 and December 31, 2016 are as follows:

	Incurred For The Three Months Ended March 31,		Payable (prepaid) as of
	2017	2016	March 31, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,200,140	$3,380,653	$7,153	$1,413,110
Acquisition fees(1)	—	333,641	—	—
Acquisition expenses(2)	1,185	164,558	—	—
Property management:
Fees(1)	1,142,347	928,519	384,679	375,499
Reimbursement of onsite personnel(3)	3,439,433	2,946,887	730,869	594,528
Other fees(1)	296,484	267,903	35,879	39,598
Other fees - property operations(3)	26,707	—	—	—
Other fees - G&A(4)	21,145	—	—	—
Other operating expenses(4)	441,766	411,353	238,876	212,413
Insurance proceeds(5)	(100,000)	—	(100,000)	—
Consolidated Balance Sheets:
Prepaid insurance deductible account(5)	40,270	12,290	(40,271)	(80,541)
Capitalized
Construction management:
Fees(6)	551,927	482,083	85,606	102,590
Reimbursement of labor costs(6)	1,021,294	660,605	205,733	176,712
Additional paid-in capital
Other offering costs reimbursement	—	3,882,612	—	—
Selling commissions	—	12,016,140	739,712	797,281
Dealer manager fees	—	5,642,377	—	—
	$11,082,698	$31,129,621	$2,288,236	$3,631,190
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

(5)
Included in other assets in the accompanying consolidated balance sheets upon payment. The amortization of the prepaid insurance deductible account is included in general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

(6)    Included in building and improvements in the accompanying consolidated balance sheets.
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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of March 31, 2017 and December 31, 2016, the Advisor had incurred and paid $5,139,326 to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that has been paid or recognized from inception through March 31, 2017 is as follows:

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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

When recognized, organization costs are expensed as incurred. From inception through March 31, 2017, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2017 ranges from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
March 31, 2017
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
Prepaid Insurance Deductible Account
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor.
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
As of March 31, 2017, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation test.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2017 the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2017.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of March 31, 2017 and December 31, 2016, expects to pay trailing selling commissions of $739,712 and $797,281, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
On August 11, 2016, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2016 annual meeting of stockholders. The Company recorded stock-based compensation expense of $19,869 and $18,745 for the three months ended March 31, 2017 and 2016, respectively, related to the independent directors restricted common stock.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $61,750 and $63,750 for the three months ended March 31, 2017 and 2016 related to the independent directors annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, $61,750 and $58,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2017 and December 31, 2016:

March 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.98%	2.89%	$240,075

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.77%	2.83%	$495,077
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2017 and 2016 resulted in an unrealized loss of $255,002 and $499,740, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2017 and 2016, the Company did not acquire any interest rate cap agreements. The fair value of the interest rate cap agreements of $240,075 and $495,077 as of March 31, 2017 and December 31, 2016, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
On April 3, 2017, the Company paid distributions of $3,823,805, which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017 and consisted of cash distributions paid in the amount of $1,845,103 and $1,978,702 in shares issued pursuant to the DRP.
On May 1, 2017, the Company paid distributions of $3,708,896, which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017 and consisted of cash distributions paid in the amount of $1,789,579 and $1,919,317 in shares issued pursuant to the DRP.
Distributions Declared
On May 10, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2017 and ending on September 30, 2017. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in July 2017, August 2017 and September 2017 will be paid in August 2017, September 2017 and October 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.
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

PART I — FINANCIAL INFORMATION (continued)

statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC, on March 17, 2017.
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
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of March 31, 2017, we had sold 50,232,306 shares of common stock for gross proceeds of $748,075,235, including 2,618,279 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $37,640,356.
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
We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

PART I — FINANCIAL INFORMATION (continued)

Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Our plan is to provide rental housing for these generational groups as they age. Millennials are getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of March 31, 2017, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,878,689	97.2%	97.7%	$1,017	$973
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,421,495	93.8%	96.1%	910	906
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,964,375	91.9%	94.6%	903	910
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,356,410	88.2%	92.1%	933	902
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,374,938	88.5%	87.9%	1,199	1,208
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,166,626	93.4%	92.4%	960	923
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,852,541	93.7%	95.2%	1,249	1,239
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,393,612	91.1%	93.2%	1,020	1,046
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,553,535	92.5%	90.9%	1,089	1,086
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,310,124	94.9%	93.5%	839	824
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,027,176	95.0%	93.6%	1,071	1,017
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,356,786	87.7%	89.0%	1,772	1,796

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	$9,650,000	$7,082,129	94.3%	90.5%	$1,049	$1,041
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,378,414	88.3%	90.0%	955	931
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,203,401	91.5%	92.1%	933	916
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,162,320	93.8%	93.1%	1,014	1,052
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,186,173	94.7%	93.1%	1,141	1,137
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,119,300	92.2%	90.7%	867	841
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,479,039	93.3%	92.6%	1,074	1,011
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,817,132	94.3%	95.1%	1,349	1,314
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,401,000	94.8%	95.2%	1,249	1,240
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,044,099	95.0%	95.4%	1,495	1,487
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,063,067	95.8%	97.2%	1,283	1,251
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,425,065	88.0%	88.0%	993	958
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,168,402	94.9%	93.7%	1,682	1,651
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,241,292	91.2%	92.2%	1,297	1,215
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,073,814	92.0%	89.7%	1,238	1,239
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,467,702	93.5%	91.7%	921	896
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,078,951	93.2%	91.0%	1,327	1,365
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	94.3%	91.7%	1,093	1,067
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	96.8%	93.5%	1,122	1,102
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	86.5%	89.5%	1,195	1,222
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,656,238	90.6%	93.2%	964	977
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,121,344	91.0%	91.0%	1,493	1,579
				11,601	$1,499,381,750	$937,825,189	92.2%	92.2%	$1,113	$1,102
_____________________

(1)	At March 31, 2017, our portfolio was approximately 95.4% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $787,281 related to the revolving credit facilities at the company level.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 17, 2017. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 2 to our unaudited consolidated financial statements in this quarterly report in the discussion of our significant accounting policies.
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with our initial public offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our external advisor, Steadfast Apartment Advisor, LLC, which we refer to as our advisor, or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceeded 15% of the gross proceeds raised in our initial public offering. No amounts were owed to us by our advisor pursuant to the advisory agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our initial public offering.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2017 and December 31,

PART I — FINANCIAL INFORMATION (continued)

2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2016.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002459 per share per day during the year ended December 31, 2016, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the period from January 1, 2017 through March 31, 2017, distributions declared were calculated at a rate of $0.002466 per share per day, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the quarter ended March 31, 2017, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Revolving Line of Credit	Net Cash Provided by Operating Activities
First Quarter 2017	$11,078,212	$0.222	$5,255,684	$5,787,328	$11,043,012	$8,000,690	$3,042,322	$8,000,690
	$11,078,212	$0.222	$5,255,684	$5,787,328	$11,043,012	$8,000,690	$3,042,322	$8,000,690
____________________

(1)	Distributions during the first quarter of 2017 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2017, we paid aggregate distributions of $11,043,012, including $5,255,684 of distributions paid in cash and 396,962 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,787,328. For the three months ended March 31, 2017, our net loss was $8,413,038, we had funds from operations, or FFO, of $8,985,487 and net cash provided by operations of $8,000,690. For the three months ended March 31, 2017, we funded $8,000,690 and $3,042,322, or 72% and 28%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from our revolving line of credit. Since inception, of the $71,395,802 in total distributions paid through March 31, 2017, including shares issued pursuant to our distribution reinvestment plan, 67% of such amounts were funded from cash flow from operations, 4% were funded from proceeds from our revolving line of credit and 29% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

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
As of March 31, 2017, we had not entered into any leases as a lessee.
REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent qualified valuation expert. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $28,306,794 as of March 31, 2017;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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

PART I — FINANCIAL INFORMATION (continued)

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
On August 26, 2015, we entered into a revolving credit facility with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased to up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the property for which such advances are used. As of March 31, 2017, $186,300,000 was outstanding on our credit facility. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first day of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. For additional information on our credit facility, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report.
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of March 31, 2017, $45,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of March 31, 2017, we owned 34 multifamily properties. During the three months ended March 31, 2017, net cash provided by operating activities was $8,000,690 compared to net cash provided by operating activities of $8,745,759 for the three months ended March 31, 2016. The change in net cash provided by operating activities is primarily due to increases in restricted cash, other assets and accounts payable and accrued liabilities partially offset by a decrease in net loss, rents and other receivables and amounts due to affiliates. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.

Cash Flows Used in Investing Activities
During the three months ended March 31, 2017, net cash used in investing activities was $10,030,042 compared to $42,770,447 during the three months ended March 31, 2016. The decrease in net cash used in investing activities was primarily the result of zero property acquisitions during the three months ended March 31, 2017 compared to the acquisition of one multifamily property during the three months ended March 31, 2016. Net cash used in investing activities during the three months ended March 31, 2017 consisted of the following:

•	$9,915,481 of cash used for improvements to real estate investments;

•	$126,395 of cash used in restricted cash accounts related to replacement reserves; and

•	$11,834 of cash provided by proceeds from insurance claims.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the three months ended March 31, 2017, net cash provided by financing activities was $3,567,828 compared to $158,501,246 during the three months ended March 31, 2016. The decrease in net cash provided by financing activities is due primarily to the termination of the initial public offering on March 24, 2016, and the resulting decrease in net proceeds from issuance of common stock from $162,649,387 during the three months ended March 31, 2016 to $0 during the three months ended March 31, 2017, partially offset by an increase in proceeds from borrowings from credit facilities from $0 during the three months ended March 31, 2016 to $10,000,000 during the three months ended March 31, 2017. Net cash provided by financing activities during the three months ended March 31, 2017 consisted of the following:

•	$57,569 of payments of commissions on sales of common stock and related dealer manager fees;

•	$65,721 of principal payments on mortgage notes payable;

•	$10,000,000 of proceeds from borrowings from our revolving credit facilities;

•	$1,053,198 of cash paid for the repurchase of common stock; and

•	$5,255,684 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $5,787,328.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At March 31, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of March 31, 2017, we had indebtedness totaling an aggregate principal amount of $982,037,908, including the net discount on a note payable of $2,542,076 and the net deferred financing costs of $5,281,181. The following is a summary of our contractual obligations as of March 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$225,830,188	$23,756,765	$62,748,902	$52,139,434	$87,185,087
Principal payments on outstanding debt obligations(2)	989,861,165	263,094	53,170,903	248,051,216	688,375,952
Total	$1,215,691,353	$24,019,859	$115,919,805	$300,190,650	$775,561,039
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2017. We incurred interest expense of $7,882,714 during the three months ended March 31, 2017, including amortization of deferred financing costs totaling $253,732, net unrealized losses from the change in fair value of interest rate cap agreements of $255,002, amortization of loan discount of $88,746 and credit facility commitment fees of $13,370.

PART I — FINANCIAL INFORMATION (continued)

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2017 and 2016. The ability to compare one period to another is significantly affected by acquisitions completed during those periods in addition to the implementation of our value-enhancement strategy. As of March 31, 2017, we owned 34 multifamily properties compared to 31 multifamily properties at March 31, 2016. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three months ended March 31, 2017 and 2016 are not indicative of those expected in future periods. For the three months ended March 31, 2016, we had not yet invested all of the proceeds from our initial public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the three months ended March 31, 2017, we continued to perform value-enhancements projects, which may have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following table summarizes the consolidated results of operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Change $	Change %
Total revenues	$39,704,775	$32,519,919	$7,184,856	22%
Operating, maintenance and management	(9,450,859)	(7,705,961)	(1,744,898)	23%
Real estate taxes and insurance	(6,232,047)	(4,910,802)	(1,321,245)	27%
Fees to affiliates	(5,638,971)	(4,910,716)	(728,255)	15%
Depreciation and amortization	(17,398,525)	(17,355,776)	(42,749)	—%
Interest expense	(7,882,714)	(6,531,549)	(1,351,165)	21%
General and administrative expenses	(1,513,512)	(1,166,753)	(346,759)	30%
Acquisition costs	(1,185)	(206,284)	205,099	(99)%
Net loss	$(8,413,038)	$(10,267,922)	$1,854,884	(18)%

NOI(1)	$22,442,003	$18,086,777	$4,355,226	24%
FFO(2)	$8,985,487	$7,087,854	$1,897,633	27%
MFFO(2)	$9,241,674	$8,127,519	$1,114,155	14%
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

PART I — FINANCIAL INFORMATION (continued)

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

Net loss
For the three months ended March 31, 2017, we had a net loss of $8,413,038 compared to $10,267,922 for the three months ended March 31, 2016. The decrease in net loss of $1,854,884 over the comparable prior year period was primarily due to the increase in total revenues of $7,184,856 and the decrease in acquisition costs of $205,099, partially offset by the increase in fees to affiliates of $728,255, the increase in operating, maintenance and management expenses of $1,744,898, the increase in real estate taxes and insurance of $1,321,245, the increase in depreciation and amortization expense of $42,749, the increase in interest expense of $1,351,165 and the increase in general and administrative expenses of $346,759. The increase in these expenses was primarily due to the increase in our property portfolio from 31 multifamily properties as of March 31, 2016 to 34 multifamily properties as of March 31, 2017.
Total revenues
Total revenues were $39,704,775 for the three months ended March 31, 2017 compared to $32,519,919 for the three months ended March 31, 2016. The increase of $7,184,856 was primarily due to operating 34 multifamily properties at March 31, 2017 compared to 31 multifamily properties at March 31, 2016. Additionally, our total units increased by 1,526 from 10,075 at March 31, 2016 to 11,601 at March 31, 2017. Average monthly rents per unit increased from $1,043 as of March 31, 2016 to $1,113 as of March 31, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $9,450,859 for the three months ended March 31, 2017 compared to $7,705,961 for the three months ended March 31, 2016. The increase of $1,744,898 was primarily due to operating 34 multifamily properties as of March 31, 2017 compared to 31 multifamily properties as of March 31, 2016. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $6,232,047 for the three months ended March 31, 2017 compared to $4,910,802 for the three months ended March 31, 2016. The increase of $1,321,245 was due to the acquisition of three multifamily properties since March 31, 2016 and the continuing operation of the properties owned as of March 31, 2016. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $5,638,971 for the three months ended March 31, 2017 compared to $4,910,716 for the three months ended March 31, 2016. The increase of $728,255 was primarily due to an increase in investment management and property management fees as a result of the growth of our portfolio, partially offset by the decrease in acquisition fees as a result of the acquisition of zero multifamily properties during the three months ended March 31, 2017 compared to the acquisition of one multifamily property during the three months ended March 31, 2016. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased property management fees from anticipated increases in future rental income.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $17,398,525 for the three months ended March 31, 2017 compared to $17,355,776 for the three months ended March 31, 2016. Depreciation and amortization expenses were consistent, with no meaningful changes from the three months ended March 31, 2016 to the three months ended March 31, 2017. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2017 was $7,882,714 compared to $6,531,549 for the three months ended March 31, 2016. The increase of $1,351,165 was primarily due to the increase in the notes payable, net balance of $131,123,526 since March 31, 2016 due to financing incurred in connection with the acquisition of three multifamily properties since March 31, 2016. Included in interest expense is the amortization of deferred financing costs of $253,732 and $211,290, unrealized loss on derivative instruments of $255,002 and $499,740, amortization of loan discount of $88,746 and $0 and credit facility commitment fees of $13,370 and $3,463 for the three months ended March 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2017 were $1,513,512 compared to $1,166,753 for the three months ended March 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $346,759 was primarily due to the acquisition of three multifamily properties since March 31, 2016 and the continuing operation of the properties owned as of March 31, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
Acquisition costs for the three months ended March 31, 2017 were $1,185 compared to $206,284 for the three months ended March 31, 2016. The decrease of $205,099 was primarily due to the acquisition of zero multifamily properties during the three months ended March 31, 2017, compared to the acquisition of one multifamily property with an aggregate contract purchase price of $32,400,000 during the three months ended March 31, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2016. As of March 31, 2017, 30 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$33,530,585	$31,803,480	$1,727,105	5.4%
Operating expenses	14,599,786	13,758,254	841,532	6.1%
Net operating income	18,930,799	18,045,226	885,573	4.9%

Non-same-store properties:
Net operating income	3,511,204	41,551	3,469,653

Total net operating income(1)	$22,442,003	$18,086,777	$4,355,226
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2017 was $18,930,799 compared to $18,045,226 for the three months ended March 31, 2016. The 4.9% increase in same-store net operating income was a result of a 5.4% increase in same-store rental revenues partially offset by a 6.1% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2017 were $33,530,585 compared to $31,803,480 for the three months ended March 31, 2016. The 5.4% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,043 as of March 31, 2016 to $1,102 as of March 31, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2017 were $14,599,786 compared to $13,758,254 for the three months ended March 31, 2016. The increase in same-store operating expenses was primarily attributable to an increase in property taxes at our five properties located in Dallas / Fort Worth, Texas, and an increase in repairs and maintenance costs during the three months ended March 31, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(8,413,038)	$(10,267,922)
Fees to affiliates (1)	4,200,140	3,714,294
Depreciation and amortization	17,398,525	17,355,776
Interest expense	7,882,714	6,531,549
General and administrative expenses	1,513,512	1,166,753
Acquisition costs	1,185	206,284
Other (gains) and losses(2)	(141,035)	(619,957)
Net operating income	$22,442,003	$18,086,777
____________________

(1)
Fees to affiliates for the three months ended March 31, 2017 exclude property management fees of $1,142,347 and other fees of $296,484 that are included in NOI. Fees to affiliates for the three months ended March 31, 2016 exclude property management fees of $928,519 and other fees of $267,903 that are included in NOI.

(2)	Other (gains) and losses for the three months ended March 31, 2017 and 2016 include non-recurring insurance claim recoveries and other non-operating losses that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are

PART I — FINANCIAL INFORMATION (continued)

presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 and for any future acquisitions this would result in a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our offering of shares are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, that are not capitalized, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value

PART I — FINANCIAL INFORMATION (continued)

adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(8,413,038)	$(10,267,922)
Depreciation of real estate assets	16,388,413	11,730,973
Amortization of lease-related costs	1,010,112	5,624,803
FFO	8,985,487	7,087,854
Acquisition fees and expenses (1)(2)	1,185	539,925
Unrealized loss on derivative instruments	255,002	499,740
MFFO	$9,241,674	$8,127,519
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We have elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this new guidance. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the

PART I — FINANCIAL INFORMATION (continued)

key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three months ended March 31, 2017 and 2016 include acquisition fees of $0 and $333,641, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three months ended March 31, 2017 and 2016 also include acquisition expenses of $1,185 and $206,284, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations. FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 to the unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2017, the fair value of our fixed rate debt was $70,694,576 and the carrying value of our fixed rate debt was $67,666,357. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2017, the fair value of our variable rate debt was $925,218,110 and the carrying value of our variable rate debt was $914,371,551. Based on interest rates as of March 31, 2017, if interest rates are 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by

PART I — FINANCIAL INFORMATION (continued)

$9,345,876 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $9,185,914.
At March 31, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 3.03%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.13% at March 31, 2017. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2017, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2017 were not in excess of the capped rates. See also Note 10 to the unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 17, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
During the three months ended March 31, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2017	36,708	75,764	$13.90	(4)
February 2017	17,905	—	—	(4)
March 2017	47,573	—	—	(4)
	102,187	75,764
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2017, we had $1,423,416, representing 102,187 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on April 28, 2017.

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

(3)	From inception through March 31, 2017, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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

PART II — OTHER INFORMATION (continued)

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

Steadfast Apartment REIT, Inc.

Date:	May 12, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 12, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)