Form 10-Q
period 2017-06-30
Steadfast Apartment REIT, Inc.
filed 2017-08-11
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2017, there were 50,480,452 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,383,050,825	1,368,602,516
Tenant origination and absorption costs	—	2,769,302
Total real estate, cost	1,547,163,897	1,535,484,890
Less accumulated depreciation and amortization	(113,431,502)	(82,099,725)
Total real estate, net	1,433,732,395	1,453,385,165
Cash and cash equivalents	24,575,954	26,768,318
Restricted cash	12,326,375	12,046,948
Rents and other receivables	2,060,234	1,661,187
Other assets	1,511,702	3,239,610
Total assets	$1,474,206,660	$1,497,101,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25,023,049	$27,841,963
Notes payable, net:
Mortgage notes payable, net	752,147,604	751,793,331
Revolving credit facilities, net	230,168,571	219,967,820
Total notes payable, net	982,316,175	971,761,151
Distributions payable	3,722,216	3,788,605
Due to affiliates	1,947,423	3,711,731
Total liabilities	1,013,008,863	1,007,103,450
Commitments and contingencies (Note 9)
Redeemable common stock	29,711,217	27,949,492
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 50,313,610 and 49,698,486 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	503,136	496,985
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	633,145,932	625,996,383
Cumulative distributions and net losses	(202,162,498)	(164,445,092)
Total stockholders’ equity	431,486,580	462,048,286
Total liabilities and stockholders’ equity	$1,474,206,660	$1,497,101,228

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$36,355,539	$31,094,188	$71,858,687	$59,890,272
Tenant reimbursements and other	4,465,330	3,577,035	8,666,957	7,300,870
Total revenues	40,820,869	34,671,223	80,525,644	67,191,142
Expenses:
Operating, maintenance and management	9,994,030	8,346,924	19,444,888	16,052,885
Real estate taxes and insurance	5,326,357	5,488,534	11,558,404	10,399,336
Fees to affiliates	5,725,587	6,758,674	11,364,558	11,669,390
Depreciation and amortization	16,725,862	15,926,395	34,124,387	33,282,171
Interest expense	8,417,150	6,204,972	16,299,864	12,736,521
General and administrative expenses	1,589,944	980,810	3,103,456	2,147,564
Acquisition costs	1,000	911,288	2,185	1,117,573
Total expenses	47,779,930	44,617,597	95,897,742	87,405,440
Net loss	$(6,959,061)	$(9,946,374)	$(15,372,098)	$(20,214,298)
Loss per common share — basic and diluted	$(0.14)	$(0.20)	$(0.31)	$(0.45)
Weighted average number of common shares outstanding — basic and diluted	50,215,167	48,856,678	50,068,960	44,745,839
Distributions declared per share	$0.224	$0.224	$0.446	$0.448

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	35,504,854	$355,048	1,000	$10	$456,614,453	$(84,404,930)	$372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Redemption of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	496,985	1,000	10	625,996,383	(164,445,092)	462,048,286
Issuance of common stock	793,146	7,932	—	—	11,662,722	—	11,670,654
Transfers to redeemable common stock	—	—	—	—	(2,071,096)	—	(2,071,096)
Redemption of common stock	(178,022)	(1,781)	—	—	(2,475,833)	—	(2,477,614)
Distributions declared	—	—	—	—	—	(22,345,308)	(22,345,308)
Amortization of stock-based compensation	—	—	—	—	33,756	—	33,756
Net loss	—	—	—	—	—	(15,372,098)	(15,372,098)
BALANCE, June 30, 2017	50,313,610	$503,136	1,000	$10	$633,145,932	$(202,162,498)	$431,486,580

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(15,372,098)	$(20,214,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,124,387	33,282,171
Loss on disposal of buildings and improvements	111,138	—
Amortization of deferred financing costs	509,689	434,370
Amortization of stock-based compensation	33,756	37,491
Change in fair value of interest rate cap agreements	395,654	618,451
Amortization of loan discount	177,492	—
Insurance claim recoveries	(143,248)	(651,325)
Changes in operating assets and liabilities:
Restricted cash for operating activities	(108,941)	1,896,614
Rents and other receivables	(399,047)	(194,380)
Other assets	1,332,254	434,722
Accounts payable and accrued liabilities	(1,521,376)	3,050,879
Due to affiliates	(1,508,595)	(1,424,719)
Net cash provided by operating activities	17,631,065	17,269,976
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(139,149,800)
Additions to real estate investments	(16,327,840)	(21,672,625)
Escrow deposits for pending real estate acquisitions	—	(3,850,200)
Restricted cash for investing activities	(170,486)	487,828
Proceeds from insurance claims	143,248	651,325
Net cash used in investing activities	(16,355,078)	(163,533,472)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(132,157)	(126,553)
Borrowings from revolving credit facilities	10,000,000	—
Proceeds from issuance of common stock	—	193,953,604
Payments of commissions on sale of common stock and related dealer manager fees	(117,537)	(16,744,984)
Reimbursement of other offering costs to affiliates	—	(5,218,553)
Payment of deferred financing costs	—	(325,000)
Distributions to common stockholders	(10,741,043)	(8,814,045)
Repurchase of common stock	(2,477,614)	(588,266)
Net cash (used in) provided by financing activities	(3,468,351)	162,136,203
Net (decrease) increase in cash and cash equivalents	(2,192,364)	15,872,707
Cash and cash equivalents, beginning of period	26,768,318	31,386,377
Cash and cash equivalents, end of period	$24,575,954	$47,259,084

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,968,071	$12,253,442
Supplemental Disclosures of Noncash Transactions:
(Decrease) increase in distributions payable	$(66,389)	$1,050,698
Application of escrow deposits to acquire real estate	$—	$3,250,200
Decrease in amounts payable to affiliates for other offering costs	$—	$(1,052,642)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$11,670,654	$10,141,048
Increase in redeemable common stock	$2,071,096	$9,138,213
Increase in redemptions payable	$309,371	$599,664
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(1,606,909)	$503,206
Decrease in due to affiliates from additions to real estate investments	$(138,176)	$(298,278)
(Decrease) increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$(117,537)	$914,396

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company invests in and manages a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of June 30, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of June 30, 2017, the Company had issued 50,628,490 shares of common stock for gross offering proceeds of $753,958,561, including 3,014,463 shares of common stock issued pursuant to the DRP for gross offering proceeds of $43,523,682.
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.85 and $14.46, effective March 1, 2017 and May 1, 2016, respectively. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2017. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf. As the Company accepted subscriptions for shares of its common stock, the Company transferred substantially all of the net offering proceeds from its Public Offering to the Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the Operating Partnership increased proportionately.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
June 30, 2017
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$99,423	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, distributions payable, due to affiliates and notes payable, net.
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2017 and December 31, 2016, the fair value of the notes payable was $998,665,958 and $961,382,904, respectively, compared to the carrying value of $982,316,175 and $971,761,151, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the six months ended June 30, 2017 were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 through June 30, 2017.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2017, the Company declared distributions totaling $0.224 and $0.446 per share of common stock, respectively. During the three and six months ended June 30, 2016, the Company declared distributions totaling $0.224 and $0.448 per share of common stock, respectively.
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
June 30, 2017
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified the following types of revenues from non-lease components: pass-through tenant reimbursements, administrative fees, participation revenue and revenue from ancillary services. Based on this assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because revenue from these sources is immaterial to the consolidated financial statements. The Company is also not expecting to experience a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company plans to complete its assessment process by the end of the fourth quarter of 2017 and plans to adopt this ASU on January 1, 2019.
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
June 30, 2017
(unaudited)

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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.
3.          Real Estate
As of June 30, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of June 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 93.3% and 92.2% occupied and the average monthly rent was $1,124 and $1,102, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

As of June 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	June 30, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,383,050,825	$1,547,163,897
Less: Accumulated depreciation and amortization	—	(113,431,502)	(113,431,502)
Net investments in real estate and related lease intangibles	$164,113,072	$1,269,619,323	$1,433,732,395

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,368,602,516	$2,769,302	$1,535,484,890
Less: Accumulated depreciation and amortization	—	(80,340,535)	(1,759,190)	(82,099,725)
Net investments in real estate and related lease intangibles	$164,113,072	$1,288,261,981	$1,010,112	$1,453,385,165
Depreciation and amortization expense was $16,725,862 and $34,124,387 for the three and six months ended June 30, 2017, and $15,926,395 and $33,282,171 for the three and six months ended June 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements was $16,725,862 and $33,114,275 for the three and six months ended June 30, 2017, and $12,936,873 and $24,667,847 for the three and six months ended June 30, 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $1,010,112 for the three and six months ended June 30, 2017, and $2,989,522 and $8,614,324 for the three and six months ended June 30, 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At June 30, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of June 30, 2017, the Company’s real estate portfolio comprised 11,601 apartment homes and was 96.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,514,910 and $3,329,299 as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

4.          Other Assets
As of June 30, 2017 and December 31, 2016, other assets consisted of:

	June 30, 2017	December 31, 2016
Prepaid expenses	$347,066	$1,602,910
Interest rate cap agreements	99,423	495,077
Other deposits	1,065,213	1,141,623
Other assets	$1,511,702	$3,239,610
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2017 and December 31, 2016.

	June 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.27%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,958,629
Mortgage notes payable, gross	25				3.38%	758,494,729
Discount, net(2)						(2,453,330)
Deferred financing costs, net(3)						(3,893,795)
Mortgage notes payable, net						$752,147,604

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	2.82%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,090,786
Mortgage notes payable, gross	25				2.97%	758,626,886
Discount, net(2)						(2,630,822)
Deferred financing costs, net(3)						(4,202,733)
Mortgage notes payable, net						$751,793,331

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)
The following table summarizes the debt discount as of June 30, 2017, including the unamortized portion included in the principal balance as well as amounts amortized to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Debt Discount as of June 30, 2017	Amortization of Debt Discount During the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
$2,453,330	$88,746	$—	$177,492	$—
Accumulated amortization related to the debt discount as of June 30, 2017 and December 31, 2016 was $268,210 and $90,718, respectively.

(3)	Accumulated amortization related to deferred financing costs as of June 30, 2017 and December 31, 2016 was $1,248,195 and $939,257, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the purchased property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”), a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of June 30, 2017, the Company had $186,300,000 outstanding under the Credit Facility.
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offer Rate (“LIBOR”) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate on funds borrowed on the Credit Facility was 3.37% as of June 30, 2017. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between (1) the amount outstanding and (2) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any Borrowing Tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of June 30, 2017, the interest rate on the LOC Loans was 2.82%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

As of June 30, 2017 and December 31, 2016, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

		Amount of Advance as of
Collateralized Property(1)	Date of Advance	June 30, 2017	December 31, 2016
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
Principal balance on revolving credit facility, gross		186,300,000	186,300,000
Principal balance on revolving line of credit, gross		45,000,000	35,000,000
Principal balance on revolving credit facilities, gross		231,300,000	221,300,000
Deferred financing costs, net on revolving credit facility(2)		(926,289)	(1,073,997)
Deferred financing costs, net on revolving line of credit(3)		(205,140)	(258,183)
Revolving credit facilities, net		$230,168,571	$219,967,820
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of June 30, 2017 and December 31, 2016, was $537,697 and $389,989, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of June 30, 2017 and December 31, 2016, was $119,860 and $66,817, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt(1)	$989,794,729	$198,541	$2,673,253	$50,540,923	$196,594,436	$51,759,709	$688,027,867
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2017, the Company was in compliance with all debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

For the three and six months ended June 30, 2017, the Company incurred interest expense of $8,417,150 and $16,299,864, respectively. Interest expense for the three and six months ended June 30, 2017 includes amortization of deferred financing costs of $255,957 and $509,689, net unrealized losses from the change in fair value of interest rate cap agreements of $140,652 and $395,654, amortization of loan discount of $88,746 and $177,492 and Credit Facility commitment fees of $10,942 and $24,312, respectively.
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
Interest expense of $2,544,441 and $2,295,483 was payable as of June 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of June 30, 2017, the Company had issued 50,628,490 shares of common stock for offering proceeds of $669,121,427, including 3,014,463 shares of common stock issued pursuant to the DRP for total proceeds of $43,523,682, net of offering costs of $84,837,134. Offering costs primarily consisted of selling commissions and dealer manager fees.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The issuance and vesting activity for the six months ended June 30, 2017 and year ended December 31, 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the period	9,997	11,247
Granted shares	—	4,998
Vested shares	(2,500)	(6,248)
Nonvested shares at the end of the period	7,497	9,997
Additionally, the weighted average fair value of restricted stock issued to the Company’s independent directors for the six months ended June 30, 2017 and year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$14.46
2017	n/a
Included in general and administrative expenses is $13,887 and $33,756 for the three and six months ended June 30, 2017 and $18,745 and $37,491 for the three and six months ended June 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $60,887. The weighted average remaining term of the restricted common stock was approximately 0.8 years as of June 30, 2017. As of June 30, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Convertible Stock
The Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be repurchased for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

any class or series that the Company has authority to issue. As of June 30, 2017 and December 31, 2016, no shares of Company preferred stock were issued and outstanding.
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
June 30, 2017
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
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2017, the Company repurchased a total of 102,257 and 178,022 shares with a total repurchase value of $1,424,416 and $2,477,614 and received requests for repurchases of 95,640 and 197,827 shares with a total repurchase value of $1,362,567 and $2,785,983, respectively. During the three and six months ended June 30, 2016, the Company repurchased a total of 21,834 and 43,433 shares with a total repurchase value of $296,385 and $588,266 and received requests for repurchases of 64,134 and 85,898 shares with a total repurchase value of $891,545 and $1,186,984, respectively.
As of June 30, 2017 and June 30, 2016, the Company had 95,640 and 64,134 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $1,362,567 and $891,545 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of June 30, 2017 and 2016 of $1,362,567 and $891,545 on the July 31, 2017 and July 29, 2016 Repurchase Dates, respectively.
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
June 30, 2017
(unaudited)

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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2017, the Company reclassified $4,458,910 and $2,071,096, net of $1,424,416 and $2,477,614 of fulfilled repurchase requests and for the three and six months ended June 30, 2016, $5,402,223 and $9,138,213, net of $296,385 and $588,266 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term policy is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that from time to time during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of funds it may use to pay distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available for investments and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the three and six months ended June 30, 2017, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the period from January 1, 2016 to June 30, 2016, a cash distribution accrued at a rate of $0.002459 per day for each share, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2017 were $11,267,096 and $22,345,308, including $5,825,338 and $11,599,095, or 392,278 and 784,708 shares of common stock, respectively, attributable to the DRP.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

As of June 30, 2017 and December 31, 2016, $3,722,216 and $3,788,605 of distributions declared were payable, which included $1,920,712 and $1,992,271, or 129,341 shares and 137,778 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2017, the Company paid cash distributions of $5,485,359 and $10,741,043, which related to distributions declared for each day in the period from March 1, 2017 through May 31, 2017 and December 1, 2016 through May 31, 2017, respectively. Additionally, for the three and six months ended June 30, 2017, 396,184 shares and 793,146 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,883,326 and $11,670,654, respectively. For the three and six months ended June 30, 2017, the Company paid total distributions of $11,368,685 and $22,411,697, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2017 and 2016 and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of June 30, 2017 and December 31, 2016 are as follows:

	Incurred For the		Incurred For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,224,789	$3,631,660	$8,424,929	$7,012,313	$10,341	$1,413,110
Acquisition fees(1)	—	1,185,218	—	1,518,859	—	—
Acquisition expenses(2)	(1,185)	320,347	—	484,905	—	—
Loan coordination fees(1)	—	650,000	—	650,000	—	—
Property management:
Fees(1)	1,173,907	999,853	2,316,254	1,928,372	391,483	375,499
Reimbursement of onsite personnel(3)	3,441,832	3,110,189	6,881,265	6,057,076	553,736	594,528
Other fees(1)	326,891	291,943	623,375	559,846	37,708	39,598
Other fees - property operations(3)	23,301	—	50,008	—	—	—
Other fees - G&A(4)	24,948	—	46,093	—	13,892	—
Other operating expenses(4)	451,937	284,431	893,703	695,784	119,393	212,413
Insurance proceeds(5)	(72,213)	—	(172,213)	—	(172,213)	—
Consolidated Balance Sheets:
Prepaid insurance deductible account(6)	40,271	12,290	80,541	24,580	—	(80,541)
Capitalized
Construction management:
Fees(7)	329,541	823,313	881,468	1,305,396	49,769	102,590
Reimbursement of labor costs(7)	682,153	931,448	1,703,447	1,592,053	91,357	176,712
Additional paid-in capital
Other offering costs reimbursement	—	283,299	—	4,165,911	—	—
Selling commissions	—	863	—	12,017,003	679,744	797,281
Dealer manager fees	—	—	—	5,642,377	—	—
	$10,646,172	$12,524,854	$21,728,870	$43,654,475	$1,775,210	$3,631,190
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of June 30, 2017 and December 31, 2016, the Advisor had incurred and paid $5,139,326 to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid from inception through June 30, 2017 is as follows:

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
When recognized, organization costs are expensed as incurred. From inception through June 30, 2017, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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
June 30, 2017
(unaudited)

debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company will pay the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, a "Property Management Agreement") with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at June 30, 2017 ranges from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management Fees and Expenses
The Company has entered into Construction Management Agreements (each a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
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
June 30, 2017
(unaudited)

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
At June 30, 2017, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2017, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2017.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of June 30, 2017 and December 31, 2016, expects to pay trailing selling commissions of $679,744 and $797,281, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
The Company recorded stock-based compensation expense of $13,887 and $33,756 for the three and six months ended June 30, 2017 and $18,745 and $37,491 for the three and six months ended June 30, 2016, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $58,750 and $120,500 for the three and six months ended June 30, 2017 and $55,750 and $119,500 for the three and six months ended June 30, 2016 related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, $58,750 and $58,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
June 30, 2017
(unaudited)

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2017 and December 31, 2016:

June 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	1.22%	2.97%	$99,423

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.77%	2.83%	$495,077
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2017 resulted in an unrealized loss of $140,652 and $395,654 and for the three and six months ended June 30, 2016 resulted in an unrealized loss of $118,711 and $618,451, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2017 and 2016, the Company did not acquire any interest rate cap agreements. The fair value of the interest rate cap agreements of $99,423 and $495,077 as of June 30, 2017 and December 31, 2016, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

11.          Subsequent Events
Distributions Paid
On July 5, 2017, the Company paid distributions of $3,722,216, which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017 and consisted of cash distributions paid in the amount of $1,801,504 and $1,920,712 in shares issued pursuant to the DRP.
On August 1, 2017, the Company paid distributions of $3,855,314, which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017 and consisted of cash distributions paid in the amount of $1,877,078 and $1,978,236 in shares issued pursuant to the DRP.
Shares Repurchased
On July 31, 2017, the Company repurchased 95,640 shares of its common stock for a total repurchase value of $1,362,567, or $14.25 per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On August 9, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2017 and ending on December 31, 2017. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in October 2017, November 2017 and December 2017 will be paid in November 2017, December 2017 and January 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Restricted Stock Grant
On August 10, 2017, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2017 annual meeting of stockholders.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership” and to their subsidiaries.
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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, or the SEC on March 17, 2017.
Overview
We were formed on August 22, 2013, as a Maryland corporation that has elected to and qualifies as a REIT. We invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial Public Offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of June 30, 2017, we had sold 50,628,490 shares of common stock for gross proceeds of $753,958,561, including 3,014,463 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $43,523,682.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. In connection with the determination of our estimated value per share, on February 14, 2017 and March 24, 2016, our board of directors increased the purchase price of shares offered pursuant to our distribution reinvestment plan to $14.85 and $14.46, effective March 1, 2017 and May 1, 2016, respectively. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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

PART I — FINANCIAL INFORMATION (continued)

Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are the lowest they have been since 1967. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $35,000 to $55,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of June 30, 2017, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,881,095	96.6%	97.7%	$1,023	$973
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,425,678	93.2%	96.1%	931	906
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,967,611	94.2%	94.6%	941	910
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,359,947	92.4%	92.1%	901	902
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,385,277	92.0%	87.9%	1,212	1,208
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,174,068	91.0%	92.4%	983	923
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,860,657	92.1%	95.2%	1,280	1,239
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,397,519	90.6%	93.2%	1,066	1,046
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,558,585	91.2%	90.9%	1,078	1,086
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,314,639	92.8%	93.5%	803	824
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,034,590	96.8%	93.6%	1,070	1,017
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,361,194	95.9%	89.0%	1,754	1,796
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,088,476	92.4%	90.5%	1,030	1,041
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,385,407	87.2%	90.0%	935	931
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,210,429	93.5%	92.1%	946	916
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,167,643	94.1%	93.1%	1,091	1,052

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2017	Dec 31, 2016	Jun 30, 2017	Dec 31, 2016
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	$37,192,904	95.0%	93.1%	$1,164	$1,137
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,125,634	91.2%	90.7%	865	841
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,483,410	93.3%	92.6%	1,068	1,011
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,821,513	94.3%	95.1%	1,383	1,314
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,404,709	94.4%	95.2%	1,290	1,240
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,050,416	95.4%	95.4%	1,491	1,487
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,069,649	96.6%	97.2%	1,280	1,251
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,358,629	92.0%	88.0%	1,041	958
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,175,459	95.2%	93.7%	1,646	1,651
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,254,819	93.6%	92.2%	1,301	1,215
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,078,259	95.5%	89.7%	1,255	1,239
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,473,940	91.9%	91.7%	919	896
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,084,341	95.5%	91.0%	1,388	1,365
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	94.0%	91.7%	1,108	1,067
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	96.8%	93.5%	1,117	1,102
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	94.3%	89.5%	1,164	1,222
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,662,238	89.5%	93.2%	969	977
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,227,610	97.3%	91.0%	1,514	1,579
				11,601	$1,499,381,750	$938,036,345	93.3%	92.2%	$1,124	$1,102
________________

(1)	At June 30, 2017, our portfolio was approximately 96.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $720,170 related to the revolving credit facilities at the company level.

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally are not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification would have been lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event would materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to, and do, qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our

PART I — FINANCIAL INFORMATION (continued)

distribution rate and payment frequency may vary from time to time. However, to continue to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 through June 30, 2017, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the three and six months ended June 30, 2017, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Revolving Line of Credit	Net Cash Provided by Operating Activities
First Quarter 2017	$11,078,212	$0.222	$5,255,684	$5,787,328	$11,043,012	$8,000,690	$3,042,322	$8,000,690
Second Quarter 2017	11,267,096	0.224	5,485,359	5,883,326	11,368,685	9,630,375	1,738,310	9,630,375
	$22,345,308	$0.446	$10,741,043	$11,670,654	$22,411,697	$17,631,065	$4,780,632	$17,631,065
____________________

(1)	Distributions during the three and six months ended June 30, 2017 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2017, we paid aggregate distributions of $11,368,685 and $22,411,697, including $5,485,359 and $10,741,043 of distributions paid in cash and 396,184 and 793,146 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,883,326 and $11,670,654, respectively. For the three and six months ended June 30, 2017, our net loss was $6,959,061 and $15,372,098, we had funds from operations, or FFO, of $9,766,801 and $18,752,289 and net cash provided by operations of $9,630,375 and $17,631,065, respectively. For the three and six months ended June 30, 2017, we funded $9,630,375 and $17,631,065, or 85% and 79%, and $1,738,310 and $4,780,632, or 15% and 21%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from our revolving line of credit, respectively. Since inception, of the $82,764,487 in total distributions paid through June 30, 2017, including shares issued pursuant to our distribution reinvestment plan, 69% of such amounts were funded from cash flow from operations, 6% were funded from proceeds from our revolving line of credit and 25% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will authorize and declare, and from time to time have authorized and declared, distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. We have not established a limit on the amount of funds we may use from sources other than cash flow from operations to pay distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.

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
As of June 30, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent qualified valuation expert. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $24,575,954 as of June 30, 2017;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On August 26, 2015, we entered into a revolving credit facility with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased to up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the purchased property for which such advances are used. As of June 30, 2017, $186,300,000 was outstanding on our credit facility. Interest on the outstanding principal balances of advances accrue at the one-month London Interbank Offered Rate (LIBOR) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first day of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. For additional information on our credit facility, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report.
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of June 30, 2017, $45,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report.
We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of June 30, 2017, we owned 34 multifamily properties. During the six months ended June 30, 2017, net cash provided by operating activities was $17,631,065 compared to net cash provided by operating activities of $17,269,976 for the six months ended June 30, 2016. The change in net cash provided by operating activities is primarily due to a decrease in net loss, restricted cash for operating activities, rents and other receivables and amounts due to affiliates partially offset by a decrease in accounts payable and an increase in other assets. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2017, net cash used in investing activities was $16,355,078 compared to $163,533,472 during the six months ended June 30, 2016. The decrease in net cash used in investing activities was primarily the result of no property acquisitions during the six months ended June 30, 2017 compared to the acquisition of two multifamily properties during the six months ended June 30, 2016. Net cash used in investing activities during the six months ended June 30, 2017 consisted of the following:

•	$16,327,840 of cash used for improvements to real estate investments;

•	$170,486 of cash used in restricted cash accounts related to replacement reserves; and

•	$143,248 of cash provided by proceeds from insurance claims.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $3,468,351 compared to net cash provided by financing activities of $162,136,203 during the six months ended June 30, 2016. The decrease in net cash provided by financing activities was due primarily to the termination of the initial public offering on March 24, 2016, and the resulting decrease in net proceeds from issuance of common stock from $171,990,067 during the six months ended June 30, 2016 to $0 during the six months ended June 30, 2017, partially offset by an increase in proceeds from borrowings from credit facilities from $0 during the six months ended June 30, 2016 to $10,000,000 during the six months ended June 30, 2017. Net cash used in financing activities during the six months ended June 30, 2017 consisted of the following:

•	$117,537 of payments of commissions on sales of common stock and related dealer manager fees;

•	$132,157 of principal payments on mortgage notes payable;

•	$10,000,000 of proceeds from borrowings from our revolving credit facilities;

•	$2,477,614 of cash paid for the repurchase of common stock; and

•	$10,741,043 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $11,670,654.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of June 30, 2017, we had indebtedness totaling an aggregate principal amount of $982,316,175, including the net discount on a note payable of $2,453,330 and the net deferred financing costs of $5,025,224. The following is a summary of our contractual obligations as of June 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$230,796,717	$16,860,044	$67,243,949	$55,789,616	$90,903,108
Principal payments on outstanding debt obligations(2)	989,794,729	198,541	53,214,176	248,354,145	688,027,867
Total	$1,220,591,446	$17,058,585	$120,458,125	$304,143,761	$778,930,975
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2017. We incurred interest expense of $8,417,150 and $16,299,864 during the three and six months ended June 30, 2017, including amortization of deferred financing costs totaling $255,957 and $509,689, net unrealized losses from the change in fair value of interest rate cap agreements of $140,652 and $395,654, amortization of loan discount of $88,746 and $177,492 and credit facility commitment fees of $10,942 and $24,312, respectively.

PART I — FINANCIAL INFORMATION (continued)

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The ability to compare one period to another is significantly affected by acquisitions completed during those periods in addition to the implementation of our value-enhancement strategy. As of June 30, 2017, we owned 34 multifamily properties compared to 32 multifamily properties as of June 30, 2016. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2017 and 2016 are not indicative of those expected in future periods. For the three and six months ended June 30, 2016, we had not yet invested all of the proceeds from our initial public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the three and six months ended June 30, 2017, we continued to perform value-enhancements projects, which may have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated continuing value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following table summarizes the consolidated results of operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$40,820,869	$34,671,223	$6,149,646	18%
Operating, maintenance and management	(9,994,030)	(8,346,924)	(1,647,106)	20%
Real estate taxes and insurance	(5,326,357)	(5,488,534)	162,177	(3)%
Fees to affiliates	(5,725,587)	(6,758,674)	1,033,087	(15)%
Depreciation and amortization	(16,725,862)	(15,926,395)	(799,467)	5%
Interest expense	(8,417,150)	(6,204,972)	(2,212,178)	36%
General and administrative expenses	(1,589,944)	(980,810)	(609,134)	62%
Acquisition costs	(1,000)	(911,288)	910,288	(100)%
Net loss	$(6,959,061)	$(9,946,374)	$2,987,313	(30)%

NOI(1)	$23,795,988	$19,643,828	$4,152,160	21%
FFO(2)	$9,766,801	$5,980,021	$3,786,780	63%
MFFO(2)	$9,908,453	$8,845,238	$1,063,215	12%
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

Net loss
For the three months ended June 30, 2017, we had a net loss of $6,959,061 compared to a net loss of $9,946,374 for the three months ended June 30, 2016. The decrease in net loss of $2,987,313 over the comparable prior year period was primarily due to the increase in total revenues of $6,149,646, the decrease in fees to affiliates of $1,033,087, the decrease in real estate taxes and insurance of $162,177 and the decrease in acquisition costs of $910,288 due to no acquisitions of multifamily properties during three months ended June 30, 2017 compared to the acquisition of one multifamily property in the three months ended June 30, 2016 partially offset by the increase in operating, maintenance and management expenses of $1,647,106, the increase in depreciation and amortization expense of $799,467, the increase in interest expense of $2,212,178 and the increase in general and administrative expenses of $609,134. The increase in these operating revenues and expenses was due primarily to the increase in our property portfolio from 32 multifamily properties at June 30, 2016 to 34 multifamily properties at June 30, 2017.
Total revenues
Total revenues were $40,820,869 for the three months ended June 30, 2017 compared to $34,671,223 for the three months ended June 30, 2016. The increase of $6,149,646 was primarily due to owning 34 multifamily properties at June 30, 2017 compared to 32 multifamily properties at June 30, 2016. Our total units increased by 802 from 10,799 at June 30, 2016 to 11,601 at June 30, 2017. Average monthly rents per unit increased from $1,058 as of June 30, 2016 to $1,124 as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2017 were $9,994,030 compared to $8,346,924 for the three months ended June 30, 2016. The increase of $1,647,106 was primarily due to operating 34 multifamily properties as of June 30, 2017 compared to 32 multifamily properties as of June 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,326,357 for the three months ended June 30, 2017 compared to $5,488,534 for the three months ended June 30, 2016. The decrease of $162,177 was due to negotiating reduced assessed values on certain properties, thereby reducing our real estate tax liability. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates were $5,725,587 for the three months ended June 30, 2017 compared to $6,758,674 for the three months ended June 30, 2016. The decrease of $1,033,087 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of no acquisitions of multifamily properties during the three months ended June 30, 2017 compared to the acquisition of one multifamily property in three months ended June 30, 2016, partially offset by an increase in investment management and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $16,725,862 for the three months ended June 30, 2017 compared to $15,926,395 for the three months ended June 30, 2016. The increase of $799,467 was primarily due to the net increase in depreciable and amortizable assets of $142,836,935 since June 30, 2016. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2017 was $8,417,150 compared to $6,204,972 for the three months ended June 30, 2016. The increase of $2,212,178 was primarily due to the increase in the notes payable, net of $131,567,333 since June 30, 2016 due to financing incurred in connection with the acquisition of two multifamily properties since June 30, 2016, draws on our revolving line of credit and increases in LIBOR from June 30, 2016 to June 30, 2017 that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $255,957 and $223,080, the unrealized loss on derivative instruments of $140,652 and $118,711 and credit facility commitment fees of $10,942 and $11,454 for the three months ended June 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2017 were $1,589,944 compared to $980,810 for the three months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $609,134 was primarily due to the acquisition of two multifamily properties since June 30, 2016 and the continuing operation of the properties owned as of June 30, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
Acquisition costs for the three months ended June 30, 2017 were $1,000 compared to $911,288 for the three months ended June 30, 2016. The decrease of $910,288 was due primarily to no acquisitions of multifamily properties during the three months ended June 30, 2017, compared to the acquisition of one multifamily property with an aggregate purchase price of $110,000,000 during the three months ended June 30, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
Consolidated Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following table summarizes the consolidated results of operations for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016	Change $	Change %
Total revenues	$80,525,644	$67,191,142	$13,334,502	20%
Operating, maintenance and management	(19,444,888)	(16,052,885)	(3,392,003)	21%
Real estate taxes and insurance	(11,558,404)	(10,399,336)	(1,159,068)	11%
Fees to affiliates	(11,364,558)	(11,669,390)	304,832	(3)%
Depreciation and amortization	(34,124,387)	(33,282,171)	(842,216)	3%
Interest expense	(16,299,864)	(12,736,521)	(3,563,343)	28%
General and administrative expenses	(3,103,456)	(2,147,564)	(955,892)	45%
Acquisition costs	(2,185)	(1,117,573)	1,115,388	(100)%
Net loss	$(15,372,098)	$(20,214,298)	$4,842,200	(24)%

NOI(1)	$46,237,992	$37,729,999	$8,507,993	23%
FFO(2)	$18,752,289	$13,067,873	$5,684,416	43%
MFFO(2)	$19,150,128	$16,972,756	$2,177,372	13%

PART I — FINANCIAL INFORMATION (continued)

______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2017, we had a net loss of $15,372,098 compared to $20,214,298 for the six months ended June 30, 2016. The decrease in net loss of $4,842,200 over the comparable prior year period was primarily due to the increase in total revenues of $13,334,502, the decrease in acquisition costs of $1,115,388 and the decrease in fees to affiliates of $304,832, partially offset by the increase in operating, maintenance and management expenses of $3,392,003, the increase in real estate taxes and insurance of $1,159,068, the increase in depreciation and amortization expense of $842,216, the increase in interest expense of $3,563,343 and the increase in general and administrative expenses of $955,892. The increase in these operating revenues and expenses was primarily due to the increase in our property portfolio from 32 multifamily properties as of June 30, 2016 to 34 multifamily properties as of June 30, 2017.
Total revenues
Total revenues were $80,525,644 for the six months ended June 30, 2017 compared to $67,191,142 for the six months ended June 30, 2016. The increase of $13,334,502 was primarily due to operating 34 multifamily properties at June 30, 2017 compared to 32 multifamily properties at June 30, 2016. Additionally, our total units increased by 802 from 10,799 at June 30, 2016 to 11,601 at June 30, 2017. Average monthly rents per unit increased from $1,058 as of June 30, 2016 to $1,124 as of June 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $19,444,888 for the six months ended June 30, 2017 compared to $16,052,885 for the six months ended June 30, 2016. The increase of $3,392,003 was primarily due to operating 34 multifamily properties as of June 30, 2017 compared to 32 multifamily properties as of June 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $11,558,404 for the six months ended June 30, 2017 compared to $10,399,336 for the six months ended June 30, 2016. The increase of $1,159,068 was due to the acquisition of two multifamily properties since June 30, 2016 and the continuing operation of the properties owned as of June 30, 2016. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $11,364,558 for the six months ended June 30, 2017 compared to $11,669,390 for the six months ended June 30, 2016. The decrease of $304,832 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of no acquisitions of multifamily properties during the six months ended June 30, 2017 compared to the acquisition of two multifamily properties during the six months ended June 30, 2016, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $34,124,387 for the six months ended June 30, 2017 compared to $33,282,171 for the six months ended June 30, 2016. The increase of $842,216 was primarily due to the net increase in depreciable and amortizable assets of $142,836,935 since June 30, 2016. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

PART I — FINANCIAL INFORMATION (continued)

Interest expense
Interest expense for the six months ended June 30, 2017 was $16,299,864 compared to $12,736,521 for the six months ended June 30, 2016. The increase of $3,563,343 was primarily due to the increase in the notes payable, net balance of $131,567,333 since June 30, 2016 due to financing incurred in connection with the acquisition of two multifamily properties since June 30, 2016, draws on our revolving line of credit and increases in LIBOR from June 30, 2016 to June 30, 2017 that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $509,689 and $434,370, unrealized loss on derivative instruments of $395,654 and $618,451, amortization of loan discount of $177,492 and $0 and credit facility commitment fees of $24,312 and $14,917 for the three months ended June 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2017 were $3,103,456 compared to $2,147,564 for the six months ended June 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $955,892 was primarily due to the acquisition of two multifamily properties since June 30, 2016 and the continuing operation of the properties owned as of June 30, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
Acquisition costs for the six months ended June 30, 2017 were $2,185 compared to $1,117,573 for the six months ended June 30, 2016. The decrease of $1,115,388 was primarily due to no acquisitions of multifamily properties during the six months ended June 30, 2017, compared to the acquisition of two multifamily properties with an aggregate contract purchase price of $142,400,000 during the six months ended June 30, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
Property Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2016. As of June 30, 2017, 31 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$35,180,722	$33,457,423	$1,723,299	5%
Operating expenses	14,489,915	14,638,159	(148,244)	(1)%
Net operating income	20,690,807	18,819,264	1,871,543	10%

Non-same-store properties:
Net operating income	3,105,181	824,564	2,280,617

Total net operating income(1)	$23,795,988	$19,643,828	$4,152,160
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
Same-store net operating income for the three months ended June 30, 2017 was $20,690,807 compared to $18,819,264 for the three months ended June 30, 2016. The 10% increase in same-store net operating income was a result of a 5% increase in same-store rental revenues and a 1% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2017 were $35,180,722 compared to $33,457,423 for the three months ended June 30, 2016. The 5% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,046 as of June 30, 2016 to $1,114 as of June 30, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2017 were $14,489,915 compared to $14,638,159 for the three months ended June 30, 2016. The decrease in same-store operating expenses was primarily attributable to negotiating reduced assessed values on certain same-store properties, thereby reducing the real estate tax expense during the three months ended June 30, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,959,061)	$(9,946,374)	$(15,372,098)	$(20,214,298)
Fees to affiliates(1)	4,224,789	5,466,878	8,424,929	9,181,172
Depreciation and amortization	16,725,862	15,926,395	34,124,387	33,282,171
Interest expense	8,417,150	6,204,972	16,299,864	12,736,521
General and administrative expenses	1,589,944	980,810	3,103,456	2,147,564
Acquisition costs	1,000	911,288	2,185	1,117,573
Other (gains) and losses(2)	(203,696)	99,859	(344,731)	(520,704)
Net operating income	$23,795,988	$19,643,828	$46,237,992	$37,729,999
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2017 exclude property management fees of $1,173,907 and $2,316,254 and other fees of $326,891 and $623,375, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2016 exclude property management fees of $999,853 and $1,928,372 and other fees of $291,943 and $559,846, respectively, that are included in NOI.

(2)	Other (gains) and losses for the three and six months ended June 30, 2017 and 2016 include non-recurring insurance claim recoveries and other non-operating losses that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(6,959,061)	$(9,946,374)	$(15,372,098)	$(20,214,298)
Depreciation of real estate assets	16,725,862	12,936,873	33,114,275	24,667,847
Amortization of lease-related costs	—	2,989,522	1,010,112	8,614,324
FFO	9,766,801	5,980,021	18,752,289	13,067,873
Acquisition fees and expenses(1)(2)	1,000	2,746,506	2,185	3,286,432
Unrealized loss on derivative instruments	140,652	118,711	395,654	618,451
MFFO	$9,908,453	$8,845,238	$19,150,128	$16,972,756
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

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2017 include acquisition expenses of $1,000 and $2,185, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in fees to affiliates in the accompanying consolidated statements of operations. No acquisition fees and no loan coordination fees were incurred for the three and six months ended June 30, 2017. Acquisition fees and expenses for the three and six months ended June 30, 2016 include acquisition fees of $1,185,218 and $1,518,859 respectively, and loan coordination fees of $650,000, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and six months ended June 30, 2016 also include acquisition expenses of $911,288 and $1,117,573, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2017, the fair value of our fixed rate debt was $70,932,702 and the carrying value of our fixed rate debt was $67,613,448. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2017, the fair value of our variable rate debt was $927,733,256 and the carrying value of our variable rate debt was $914,702,727. Based on interest rates as of June 30, 2017, if interest rates are 100 basis points higher during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase by $9,344,429 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would decrease by $9,450,353.
At June 30, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 3.27%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.36% at June 30, 2017. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2017, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2017 were not in excess of the capped rates. See also Note 10 to the unaudited consolidated financial statements included in this quarterly report.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we did not sell any equity securities that were not registered under the Securities Act.
During the three months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2017	29,577	102,257	$13.93	(4)
May 2017	36,742	—	—	(4)
June 2017	29,321	—	—	(4)
	95,640	102,257
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2017, we had $1,362,567, representing 95,640 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 31, 2017.

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

(3)	From inception through June 30, 2017, we fund our share repurchases exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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

4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
4.5	Account Update Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
______________

PART II — OTHER INFORMATION (continued)

*	Filed herewith.
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

Steadfast Apartment REIT, Inc.

Date:	August 11, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 11, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Treasurer
(Principal Financial and Accounting Officer)