Form 10-Q
period 2017-09-30
Steadfast Apartment REIT, Inc.
filed 2017-11-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2017, there were 50,714,374 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,388,167,952	1,368,602,516
Tenant origination and absorption costs	—	2,769,302
Total real estate, cost	1,552,281,024	1,535,484,890
Less accumulated depreciation and amortization	(130,470,557)	(82,099,725)
Total real estate, net	1,421,810,467	1,453,385,165
Cash and cash equivalents	22,435,114	26,768,318
Restricted cash	14,919,729	12,046,948
Rents and other receivables	1,678,502	1,661,187
Other assets	2,614,794	3,239,610
Total assets	$1,463,458,606	$1,497,101,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,611,253	$27,841,963
Notes payable, net:
Mortgage notes payable, net	752,324,580	751,793,331
Revolving credit facilities, net	230,270,294	219,967,820
Total notes payable, net	982,594,874	971,761,151
Distributions payable	3,744,290	3,788,605
Due to affiliates	2,202,139	3,711,731
Total liabilities	1,018,152,556	1,007,103,450
Commitments and contingencies (Note 9)
Redeemable common stock	33,378,200	27,949,492
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 50,611,137 and 49,698,486 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	506,111	496,985
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10	10
Additional paid-in capital	633,175,220	625,996,383
Cumulative distributions and net losses	(221,753,491)	(164,445,092)
Total stockholders’ equity	411,927,850	462,048,286
Total liabilities and stockholders’ equity	$1,463,458,606	$1,497,101,228

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$37,172,660	$33,397,060	$109,031,348	$93,287,332
Tenant reimbursements and other	4,417,962	3,960,879	13,084,919	11,261,749
Total revenues	41,590,622	37,357,939	122,116,267	104,549,081
Expenses:
Operating, maintenance and management	10,837,451	9,754,819	30,282,339	25,807,704
Real estate taxes and insurance	6,226,236	5,083,703	17,784,640	15,483,039
Fees to affiliates	5,747,690	7,412,526	17,112,248	19,081,916
Depreciation and amortization	17,036,633	16,633,722	51,161,020	49,915,893
Interest expense	8,945,547	6,547,052	25,245,411	19,283,573
General and administrative expenses	929,163	1,259,368	4,032,619	3,406,931
Acquisition costs	—	555,563	2,185	1,673,136
Total expenses	49,722,720	47,246,753	145,620,462	134,652,192
Net loss	$(8,132,098)	$(9,888,814)	$(23,504,195)	$(30,103,111)
Loss per common share — basic and diluted	$(0.16)	$(0.20)	$(0.47)	$(0.65)
Weighted average number of common shares outstanding — basic and diluted	50,512,524	49,212,732	50,220,925	46,247,332
Distributions declared per share	$0.227	$0.226	$0.673	$0.674

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	35,504,854	$355,048	1,000	$10	$456,614,453	$(84,404,930)	$372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Redemption of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	496,985	1,000	10	625,996,383	(164,445,092)	462,048,286
Issuance of common stock	1,193,790	11,938	—	—	17,534,065	—	17,546,003
Transfers to redeemable common stock	—	—	—	—	(6,472,018)	—	(6,472,018)
Redemption of common stock	(281,139)	(2,812)	—	—	(3,949,229)	—	(3,952,041)
Distributions declared	—	—	—	—	—	(33,804,204)	(33,804,204)
Amortization of stock-based compensation	—	—	—	—	66,019	—	66,019
Net loss	—	—	—	—	—	(23,504,195)	(23,504,195)
BALANCE, September 30, 2017	50,611,137	$506,111	1,000	$10	$633,175,220	$(221,753,491)	$411,927,850

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(23,504,195)	$(30,103,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,161,020	49,915,893
Loss on disposal of buildings and improvements	108,715	6,663
Amortization of deferred financing costs	766,801	676,447
Amortization of stock-based compensation	66,019	76,797
Change in fair value of interest rate cap agreements	438,261	691,969
Amortization of loan discount	266,238	—
Insurance claim recoveries	(341,250)	(651,325)
Changes in operating assets and liabilities:
Restricted cash for operating activities	(2,647,596)	(532,060)
Rents and other receivables	(17,315)	(176,557)
Other assets	186,555	(780,110)
Accounts payable and accrued liabilities	2,224,747	7,653,323
Due to affiliates	(1,173,002)	(3,420)
Net cash provided by operating activities	27,534,998	26,774,509
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(210,030,200)
Additions to real estate investments	(21,353,583)	(35,439,298)
Escrow deposits for pending real estate acquisitions	—	(7,092,300)
Restricted cash for investing activities	(225,185)	605,276
Purchase of interest rate cap agreements	—	(116,100)
Proceeds from insurance claims	341,250	651,325
Net cash used in investing activities	(21,237,518)	(251,421,297)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	—	41,850,000
Principal payments on mortgage notes payable	(199,316)	(190,865)
Borrowings from revolving credit facilities	10,000,000	15,000,000
Proceeds from issuance of common stock	—	193,953,604
Payments of commissions on sale of common stock and related dealer manager fees	(176,811)	(16,804,019)
Reimbursement of other offering costs to affiliates	—	(5,485,093)
Payment of deferred financing costs	—	(1,005,250)
Distributions to common stockholders	(16,302,516)	(14,034,458)
Repurchase of common stock	(3,952,041)	(1,480,781)
Net cash (used in) provided by financing activities	(10,630,684)	211,803,138
Net decrease in cash and cash equivalents	(4,333,204)	(12,843,650)
Cash and cash equivalents, beginning of period	26,768,318	31,386,377
Cash and cash equivalents, end of period	$22,435,114	$18,542,727

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,401,164	$18,834,579
Supplemental Disclosures of Noncash Transactions:
(Decrease) increase in distributions payable	$(44,315)	$1,076,379
Application of escrow deposits to acquire real estate	$—	$7,092,300
Assumption of mortgage notes payable to acquire real estate	$—	$47,100,000
Discount on assumed mortgage notes payable	$—	$(2,721,540)
Decrease in amounts payable to affiliates for other offering costs	$—	$(1,319,182)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$17,546,003	$16,030,122
Increase in redeemable common stock	$6,472,018	$14,134,773
Increase in redemptions payable	$1,043,310	$384,037
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(1,498,767)	$642,337
Decrease in due to affiliates from additions to real estate investments	$(159,779)	$(237,722)
(Decrease) increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$(176,811)	$855,361

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”) as described in Note 6.
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
The Company invests in and manages a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of September 30, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of September 30, 2017, the Company had issued 51,024,136 shares of common stock for gross offering proceeds of $759,833,910, including 3,410,109 shares of common stock issued pursuant to the DRP for gross offering proceeds of $49,399,031.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Operating Partnership and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Steadfast Capital Markets Group, LLC (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2017.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
September 30, 2017
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$56,816	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2017 and December 31, 2016, the fair value of the notes payable was $1,000,291,683 and $961,382,904, respectively, compared to the carrying value of $982,594,874 and $971,761,151, respectively.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the nine months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 through September 30, 2017.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2017, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively. During the three and nine months ended September 30, 2016, the Company declared distributions totaling $0.226 and $0.674 per share of common stock, respectively.
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
September 30, 2017
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its preliminary assessment, the Company identified the following types of revenues from non-lease components: application and credit card checks fees, electronic payment convenience fee and participation revenue from cable providers, laundry service providers and vending machines. The Company is currently in the process of reviewing its revenue contracts and will then aggregate and quantify the results of its assessment by the end of its 2017 fiscal year. Based on its ongoing assessment, the Company does not expect a material impact on its revenue recognition in the consolidated financial statements because these sources of revenue are immaterial to the consolidated financial statements. The Company also does not expect a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. The Company adopted this guidance as of January 1, 2017 and did not experience a material impact from adopting this new guidance.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance as of July 1, 2016. The Company did not experience a material impact from adopting this new guidance.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Upon adoption of this new guidance during the nine months ended September 30, 2017, the Company did not experience a material impact from adopting this new guidance.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

3.          Real Estate
As of September 30, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of September 30, 2017 and December 31, 2016, the Company’s portfolio was approximately 93.5% and 92.2% occupied and the average monthly rent was $1,140 and $1,102, respectively.
As of September 30, 2017 and December 31, 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	September 30, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,388,167,952	$1,552,281,024
Less: Accumulated depreciation and amortization	—	(130,470,557)	(130,470,557)
Net investments in real estate and related lease intangibles	$164,113,072	$1,257,697,395	$1,421,810,467

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,368,602,516	$2,769,302	$1,535,484,890
Less: Accumulated depreciation and amortization	—	(80,340,535)	(1,759,190)	(82,099,725)
Net investments in real estate and related lease intangibles	$164,113,072	$1,288,261,981	$1,010,112	$1,453,385,165
Depreciation and amortization expense was $17,036,633 and $51,161,020 for the three and nine months ended September 30, 2017, and $16,633,722 and $49,915,893 for the three and nine months ended September 30, 2016, respectively.
Depreciation of the Company’s buildings and improvements was $17,036,633 and $50,150,908 for the three and nine months ended September 30, 2017, and $14,334,454 and $39,002,300 for the three and nine months ended September 30, 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $1,010,112 for the three and nine months ended September 30, 2017, and $2,299,268 and $10,913,593 for the three and nine months ended September 30, 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At September 30, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of September 30, 2017, the Company’s real estate portfolio comprised 11,601 apartment homes and was 96.1% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,588,659 and $3,329,299 as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2017 and December 31, 2016, other assets consisted of:

	September 30, 2017	December 31, 2016
Prepaid expenses	$1,504,555	$1,602,910
Interest rate cap agreements	56,816	495,077
Other deposits	1,053,423	1,141,623
Other assets	$2,614,794	$3,239,610
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2017 and December 31, 2016.

	September 30, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.28%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,891,470
Mortgage notes payable, gross	25				3.39%	758,427,570
Discount, net(2)						(2,364,584)
Deferred financing costs, net(3)						(3,738,406)
Mortgage notes payable, net						$752,324,580

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

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

(2)
The following table summarizes the debt discount as of September 30, 2017, including the unamortized portion included in the principal balance as well as amounts amortized to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Debt Discount as of September 30, 2017	Amortization of Debt Discount During the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
$2,364,584	$88,746	$—	$266,238	$—
Accumulated amortization related to the debt discount as of September 30, 2017 and December 31, 2016 was $356,956 and $90,718, respectively.

(3)	Accumulated amortization related to deferred financing costs as of September 30, 2017 and December 31, 2016 was $1,403,584 and $939,257, respectively.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, National Association (“PNC Bank”) in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility has a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount that may be drawn under the Credit Facility may be increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, is incurred. Advances made under the Credit Facility will be secured by the purchased property for which such advances are used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan Agreement”), the Multifamily Revolving Credit Note (the “Note”), a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan will be purchased from PNC

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of September 30, 2017, the Company had $186,300,000 outstanding under the Credit Facility.
Interest on the outstanding principal balances of the Loans accrues at the one-month London Interbank Offer Rate (“LIBOR”) plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments are due and payable on the first day of each month until the Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the Loans are due and payable in full on the Maturity Date. The interest rate on funds borrowed on the Credit Facility was 3.54% as of September 30, 2017. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between (1) the amount outstanding and (2) the maximum facility available is due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, is due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance is due and payable monthly. The seasoning fee will increase by 0.25% on each subsequent anniversary until the Maturity Date.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any Borrowing Tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of September 30, 2017, the interest rate on the LOC Loans was 2.83%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

As of September 30, 2017 and December 31, 2016, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

		Amount of Advance as of
Collateralized Property(1)	Date of Advance	September 30, 2017	December 31, 2016
Delano at North Richland Hills	August 26, 2015	$28,875,000	$28,875,000
Meadows at North Richland Hills	August 26, 2015	24,450,000	24,450,000
Reveal on Cumberland	September 3, 2015	22,125,000	22,125,000
Monticello by the Vineyard	September 23, 2015	39,150,000	39,150,000
Park Valley Apartments	December 11, 2015	38,550,000	38,550,000
PeakView by Horseshoe Lake	December 18, 2015	33,150,000	33,150,000
Principal balance on revolving credit facility, gross		186,300,000	186,300,000
Principal balance on revolving line of credit, gross		45,000,000	35,000,000
Principal balance on revolving credit facilities, gross		231,300,000	221,300,000
Deferred financing costs, net on revolving credit facility(2)		(851,527)	(1,073,997)
Deferred financing costs, net on revolving line of credit(3)		(178,179)	(258,183)
Revolving credit facilities, net		$230,270,294	$219,967,820
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of September 30, 2017 and December 31, 2016, was $612,459 and $389,989, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of September 30, 2017 and December 31, 2016, was $146,821 and $66,817, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2017:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter
Principal payments on outstanding debt obligations(1)	$989,727,570	$131,448	$2,673,834	$50,541,844	$196,597,320	$51,767,341	$688,015,783
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2017, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2017, the Company incurred interest expense of $8,945,547 and $25,245,411, respectively. Interest expense for the three and nine months ended September 30, 2017, includes amortization of deferred financing costs of $257,111 and $766,801, net unrealized losses from the change in fair value of interest rate cap agreements of $42,607 and $438,261, amortization of loan discount of $88,746 and $266,238, seasoning fees on the Credit Facility of $19,689 and $19,689 and Credit Facility commitment fees of $10,981 and $35,293, respectively.
For the three and nine months ended September 30, 2016, the Company incurred interest expense of $6,547,052 and $19,283,573, respectively. Interest expense for the three and nine months ended September 30, 2016, includes amortization of deferred financing costs of $242,077 and $676,447, net unrealized losses from the change in fair value of interest rate cap agreements of $73,518 and $691,969 and Credit Facility commitment fees of $56,597 and $71,514, respectively.
Interest expense of $2,668,430 and $2,295,483 was payable as of September 30, 2017 and December 31, 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of September 30, 2017, the Company had issued 51,024,136 shares of common stock for offering proceeds of $674,996,776, including 3,410,109 shares of common stock issued pursuant to the DRP for total proceeds of $49,399,031, net of offering costs of $84,837,134. Offering costs primarily consisted of selling commissions and dealer manager fees.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2017 and year ended December 31, 2016, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meetings is as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Nonvested shares at the beginning of the period	9,997	11,247
Granted shares	4,998	4,998
Vested shares	(7,498)	(6,248)
Nonvested shares at the end of the period	7,497	9,997
The weighted average fair value of restricted stock issued to the Company’s independent directors for the nine months ended September 30, 2017 and year ended December 31, 2016 is as follows:

Grant Year	Weighted Average Fair Value
2016	$14.46
2017	14.85
Included in general and administrative expenses is $32,263 and $66,019 for the three and nine months ended September 30, 2017, and $39,306 and $76,797 for the three and nine months ended September 30, 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $102,845. The weighted average remaining term of the restricted common stock was approximately 1.5 years as of September 30, 2017. As of September 30, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.
Convertible Stock
On September 3, 2013, the Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be repurchased for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

any class or series that the Company has authority to issue. As of September 30, 2017 and December 31, 2016, no shares of Company preferred stock were issued and outstanding.
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
September 30, 2017
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
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and nine months ended September 30, 2017, the Company repurchased a total of 103,118 and 281,139 shares with a total repurchase value of $1,474,427 and $3,952,041 and received requests for repurchases of 155,540 and 353,366 shares with a total repurchase value of $2,206,818 and $4,992,801, respectively. During the three and nine months ended September 30, 2016, the Company repurchased a total of 64,483 and 107,916 shares with a total repurchase value of $892,515 and $1,480,781 and received requests for repurchases of 48,658 and 134,555 shares with a total repurchase value of $675,918 and $1,862,902, respectively.
As of September 30, 2017 and September 30, 2016, the Company had 148,203 and 48,658 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $2,096,507 and $675,918 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of September 30, 2017 and 2016, of $2,096,507 and $675,918 on the October 30, 2017 and October 31, 2016 Repurchase Dates, respectively.
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
September 30, 2017
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
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2017, the Company reclassified $4,400,922 and $6,472,018, net of $1,474,427 and $3,952,041 of fulfilled repurchase requests and for the three and nine months ended September 30, 2016, $4,996,560 and $14,134,773, net of $892,515 and $1,480,781 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the three and nine months ended September 30, 2017, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the three and nine months ended September 30, 2016, a cash distribution accrued at a rate of $0.002459 per day for each share, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and nine months ended September 30, 2017, were $11,458,896 and $33,804,204, including $5,868,351 and $17,467,444, or 395,175 and 1,179,883 shares of common stock, respectively, attributable to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Distributions declared for the three and nine months ended September 30, 2016 were $11,135,168 and $31,140,959, including $5,899,834 and $16,578,221, or 408,011 and 1,155,416 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2017 and December 31, 2016, $3,744,290 and $3,788,605 of distributions declared were payable, which included $1,913,712 and $1,992,271, or 128,869 shares and 137,778 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2017, the Company paid cash distributions of $5,561,473 and $16,302,516, which related to distributions declared for each day in the period from June 1, 2017 through August 31, 2017 and December 1, 2016 through August 31, 2017, respectively. Additionally, for the three and nine months ended September 30, 2017, 395,646 shares and 1,188,792 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,875,349 and $17,546,003, respectively. For the three and nine months ended September 30, 2017, the Company paid total distributions of $11,436,822 and $33,848,519, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and nine months ended September 30, 2017 and 2016, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of September 30, 2017 and December 31, 2016, are as follows:

	Incurred For the		Incurred For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,237,702	$3,903,992	$12,662,631	$10,916,305	$4,005	$1,413,110
Acquisition fees(1)	—	1,247,350	—	2,766,209	—	—
Acquisition expenses(2)	—	288,509	—	773,414	—	—
Loan coordination fees(1)	—	889,500	—	1,539,500	—	—
Property management:
Fees(1)	1,195,132	1,072,183	3,511,386	3,000,555	396,236	375,499
Reimbursement of onsite personnel(3)	3,560,496	3,403,458	10,441,761	9,460,534	895,902	594,528
Other fees(1)	314,856	299,501	938,231	859,347	36,749	39,598
Other fees - property operations(3)	41,745	—	91,753	—	—	—
Other fees - G&A(4)	11,569	10,411	43,770	10,411	—	—
Other operating expenses(4)	266,685	284,711	1,160,388	980,495	129,255	212,413
Insurance proceeds(5)	—	—	(172,213)	—	—	—
Property insurance(6)	436,041	40,270	530,473	134,011	(149,487)	(80,541)
Consolidated Balance Sheets:
Capitalized
Construction management:
Fees(7)	231,417	808,149	1,112,885	2,113,545	33,141	102,590
Reimbursement of labor costs(7)	470,676	1,067,347	2,174,123	2,659,400	86,381	176,712
Additional paid-in capital
Other offering costs reimbursement	—	—	—	4,165,911	—	—
Selling commissions	—	—	—	12,017,003	620,470	797,281
Dealer manager fees	—	—	—	5,642,377	—	—
	$10,766,319	$13,315,381	$32,495,188	$57,039,017	$2,052,652	$3,631,190
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

(6)
Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

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
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of September 30, 2017 and December 31, 2016, the Advisor had incurred and paid $5,139,326 to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

The amount of reimbursable organization and offering (“O&O”) costs that have been paid from inception through September 30, 2017, is as follows:

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
When recognized, organization costs are expensed as incurred. From inception through September 30, 2017, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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
September 30, 2017
(unaudited)

debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company will pay the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced.
Property Management Fees and Expenses
The Company has entered into Property Management Agreements (each, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at September 30, 2017, ranges from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Property Insurance
The Company deposits amounts with an affiliate of the Sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities. Upon filing a major claim, proceeds from the insurance deductible account may be used by the Company or another affiliate of the Sponsor. In addition, the Company deposits amounts with an affiliate of the Sponsor to cover the cost of property and property related insurance across certain properties of the Company.
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
September 30, 2017
(unaudited)

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
At September 30, 2017, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2017, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2017.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of September 30, 2017 and December 31, 2016, expects to pay trailing selling commissions of $620,470 and $797,281, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company recorded stock-based compensation expense of $32,263 and $66,019 for the three and nine months ended September 30, 2017 and $39,306 and $76,797 for the three and nine months ended September 30, 2016, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $66,250 and $186,750 for the three and nine months ended September 30, 2017, and $60,750 and $180,250 for the three and nine months ended September 30, 2016, related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, $66,250 and $58,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
September 30, 2017
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2017 and December 31, 2016:

September 30, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	1.23%	3.15%	$56,816

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.77%	2.83%	$495,077
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2017, resulted in an unrealized loss of $42,607 and $438,261 and for the three and nine months ended September 30, 2016, resulted in an unrealized loss of $73,518 and $691,969, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, the Company acquired interest rate cap agreements of $0 and $116,100, respectively. The fair value of the interest rate cap agreements of $56,816 and $495,077 as of September 30, 2017 and December 31, 2016, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(unaudited)

11.          Subsequent Events
Distributions Paid
On October 2, 2017, the Company paid distributions of $3,744,290, which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017 and consisted of cash distributions paid in the amount of $1,830,578 and $1,913,712 in shares issued pursuant to the DRP.
On November 1, 2017, the Company paid distributions of $3,878,195, which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017 and consisted of cash distributions paid in the amount of $1,909,538 and $1,968,657 in shares issued pursuant to the DRP.
Shares Repurchased
On October 30, 2017, the Company repurchased 148,203 shares of its common stock for a total repurchase value of $2,096,507, or $14.15 average price per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On November 8, 2017, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2018. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in January 2018, February 2018 and March 2018 will be paid in February 2018, March 2018 and April 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Amendment to Advisory Agreement
On November 8, 2017, the Company entered into Amendment No. 4 (the “Amendment”) to the Advisory Agreement. The Amendment renews the term of the Advisory Agreement, effective as of December 13, 2017, for an additional one-year term ending on December 13, 2018.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation, and, as required by context, Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership” and to their subsidiaries. Capitalized terms not defined shall have the meanings given such terms in Part I, Item 1 of this quarterly report.
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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to and qualifies as a REIT. We own and operate a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In the future we may acquire additional multifamily properties. We may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of September 30, 2017, we had sold 51,024,136 shares of common stock for gross proceeds of $759,833,910, including 3,410,109 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $49,399,031.
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
Subject to certain restrictions and limitations, Steadfast Apartment Advisor, LLC, our advisor, manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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
Our Real Estate Portfolio
As of September 30, 2017, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,883,514	95.5%	97.7%	$1,052	$973
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,429,886	95.1%	96.1%	942	906
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,970,865	93.5%	94.6%	925	910
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,363,504	92.4%	92.1%	920	902
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,395,680	91.8%	87.9%	1,250	1,208
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,181,554	91.0%	92.4%	982	923
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,868,818	94.4%	95.2%	1,376	1,239
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,401,450	92.7%	93.2%	1,065	1,046
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,563,667	90.9%	90.9%	1,082	1,086
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,319,174	95.7%	93.5%	852	824
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	22,042,039	95.0%	93.6%	1,076	1,017
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,365,627	93.8%	89.0%	1,742	1,796
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,094,849	96.2%	90.5%	1,095	1,041
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,392,428	89.4%	90.0%	956	931
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,217,490	93.5%	92.1%	954	916
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,172,987	96.1%	93.1%	1,091	1,052

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1) as of		Average Monthly Rent(2) as of
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	$37,199,662	96.1%	93.1%	$1,188	$1,137
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,131,995	90.9%	90.7%	866	841
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,487,801	92.6%	92.6%	1,052	1,011
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	28,825,915	96.2%	95.1%	1,357	1,314
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	24,408,437	94.4%	95.2%	1,300	1,240
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,056,761	94.2%	95.4%	1,498	1,487
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	39,076,263	96.0%	97.2%	1,317	1,251
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,291,470	90.3%	88.0%	996	958
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,182,550	93.7%	93.7%	1,710	1,651
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,268,332	94.7%	92.2%	1,385	1,215
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,082,721	96.0%	89.7%	1,262	1,239
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	38,480,208	92.1%	91.7%	954	896
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,089,756	97.3%	91.0%	1,382	1,365
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	93.5%	91.7%	1,112	1,067
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	94.9%	93.5%	1,162	1,102
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	94.9%	89.5%	1,191	1,222
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,668,261	92.7%	93.2%	981	977
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,333,533	93.7%	91.0%	1,551	1,579
				11,601	$1,499,381,750	$938,247,197	93.5%	92.2%	$1,140	$1,102
________________

(1)	At September 30, 2017, our portfolio was approximately 96.1% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $652,323 related to the revolving credit facilities at the company level.

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
Organization and Offering Costs
Organization and offering expenses included all expenses (other than sales commissions and the dealer manager fee) paid by us in connection with our initial public offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor, or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceeded 15% of the gross proceeds raised in our initial public offering. No amounts were owed to us by our advisor pursuant to the advisory agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our initial public offering.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally are not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification would have been lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event would materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to, and do, qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2017 and December 31, 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2016, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 through September 30, 2017, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the first, second and third fiscal quarters of 2017, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Revolving Line of Credit	Net Cash Provided by Operating Activities
First Quarter 2017	$11,078,212	$0.222	$5,255,684	$5,787,328	$11,043,012	$8,000,690	$3,042,322	$8,000,690
Second Quarter 2017	11,267,096	0.224	5,485,359	5,883,326	11,368,685	9,630,375	1,738,310	9,630,375
Third Quarter 2017	11,458,896	0.227	5,561,473	5,875,349	11,436,822	9,903,933	1,532,889	9,903,933
	$33,804,204	$0.673	$16,302,516	$17,546,003	$33,848,519	$27,534,998	$6,313,521	$27,534,998
____________________

(1)	Distributions during the three and nine months ended September 30, 2017, were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2017, we paid aggregate distributions of $11,436,822 and $33,848,519, including $5,561,473 and $16,302,516 of distributions paid in cash and 395,646 and 1,188,792 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,875,349 and $17,546,003, respectively. For the three and nine months ended September 30, 2017, our net loss was $8,132,098 and $23,504,195, we had funds from operations, or FFO, of $8,904,535 and $27,656,825 and net cash provided by operations of $9,903,933 and $27,534,998, respectively. For the three and nine months ended September 30, 2017, we funded $9,903,933 and $27,534,998, or 87% and 81%, and $1,532,889 and $6,313,521, or 13% and 19%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from our revolving line of credit, respectively. Since inception, of the $94,201,309 in total distributions paid through September 30, 2017, including shares issued pursuant to our distribution reinvestment plan, 71% of such amounts were funded from cash flow from operations, 7% were funded from proceeds from our revolving line of credit and 22% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2017, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent qualified valuation expert. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $22,435,114 as of September 30, 2017;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On August 26, 2015, we entered into a revolving credit facility with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provides for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility has a maturity date of September 1, 2020, subject to extension. The maximum amount that may be drawn under the credit facility may be increased to up to $350,000,000 at any time during the period from January 1, 2016, to 12 months prior to the maturity date. Advances made under the credit facility will be secured by the purchased property for which such advances are used. As of September 30, 2017, $186,300,000 was outstanding on our credit facility. Interest on the outstanding principal balances of advances accrue at one-month LIBOR plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments are due and payable on the first day of each month until the maturity date. The entire outstanding principal balance and any accrued and unpaid interest on all advances are due and payable in full on the maturity date. For additional information on our credit facility, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report.
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of September 30, 2017, $45,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 to the unaudited consolidated financial statements contained in this quarterly report.
We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of September 30, 2017, we owned 34 multifamily properties. During the nine months ended September 30, 2017, net cash provided by operating activities was $27,534,998, compared to net cash provided by operating activities of $26,774,509 for the nine months ended September 30, 2016. The change in net cash provided by operating activities is primarily due to a decrease in net loss, accounts payable, restricted cash for operating activities and amounts due to affiliates partially offset by an increase in depreciation and amortization and other assets. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2017, net cash used in investing activities was $21,237,518, compared to $251,421,297 during the nine months ended September 30, 2016. The decrease in net cash used in investing activities was primarily the result of no property acquisitions during the nine months ended September 30, 2017, compared to the acquisition of four multifamily properties during the nine months ended September 30, 2016. Net cash used in investing activities during the nine months ended September 30, 2017, consisted of the following:

•	$21,353,583 of cash used for improvements to real estate investments;

•	$225,185 of cash used in restricted cash accounts related to replacement reserves; and

•	$341,250 of cash provided by proceeds from insurance claims.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows from Financing Activities
During the nine months ended September 30, 2017, net cash used in financing activities was $10,630,684, compared to net cash provided by financing activities of $211,803,138 during the nine months ended September 30, 2016. The decrease in net cash provided by financing activities was due primarily to the termination of the initial public offering on March 24, 2016, and the resulting decrease in net proceeds from issuance of common stock from $171,664,492 during the nine months ended September 30, 2016 to $0 during the nine months ended September 30, 2017, a decrease in proceeds from the issuance of mortgage notes payable from $41,850,000 during the nine months ended September 30, 2016 to $0 during the nine months ended September 30, 2017 and a decrease in proceeds from borrowings on credit facilities from $15,000,000 during the nine months ended September 30, 2016 to $10,000,000 during the nine months ended September 30, 2017. Net cash used in financing activities during the nine months ended September 30, 2017 consisted of the following:

•	$176,811 of payments of commissions on sales of common stock and related dealer manager fees;

•	$199,316 of principal payments on mortgage notes payable;

•	$10,000,000 of proceeds from borrowings from our revolving credit facilities;

•	$3,952,041 of cash paid for the repurchase of common stock; and

•	$16,302,516 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $17,546,003.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2017, our debt was approximately 59% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of September 30, 2017, we had indebtedness totaling an aggregate principal amount of $982,594,874, including the net discount on a note payable of $2,364,584 and the net deferred financing costs of $4,768,112. The following is a summary of our contractual obligations as of September 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$225,333,300	$8,525,836	$68,940,555	$56,805,664	$91,061,245
Principal payments on outstanding debt obligations(2)	989,727,570	131,448	53,215,678	248,364,661	688,015,783
Total	$1,215,060,870	$8,657,284	$122,156,233	$305,170,325	$779,077,028
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2017. We incurred interest expense of $8,945,547 and $25,245,411 during the three and nine months ended September 30, 2017, including amortization of deferred financing costs totaling $257,111 and $766,801, net unrealized losses from the change in fair value of interest rate cap agreements of $42,607 and $438,261, amortization of

PART I — FINANCIAL INFORMATION (continued)

loan discount of $88,746 and $266,238, seasoning fees on the credit facility of $19,689 and $19,689 and credit facility commitment fees of $10,981 and $35,293, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial or non-financial debt covenants. As of September 30, 2017, and December 31, 2016, we were in compliance with all financial and non-financial debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. The ability to compare one period to another is significantly affected by acquisitions completed during those periods in addition to the implementation of our value-enhancement strategy. Although the number of multifamily properties owned as of September 30, 2017, remained unchanged at 34 compared to September 30, 2016, our results of operations were significantly impacted by the four multifamily properties acquired during the nine months ended September 30, 2016 and our value-enhancement activity completed through September 30, 2017.
Our results of operations for the three and nine months ended September 30, 2017 and 2016, are not indicative of those expected in future periods. For the three and nine months ended September 30, 2016, we had not yet invested all of the proceeds from our initial public offering and therefore increased our borrowings and made acquisitions during the period, which had a significant impact on our future results of operations. For the three and nine months ended September 30, 2017, we continued to perform value-enhancements projects, which may have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated continuing value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. NOI is a non-GAAP financial measure of performance. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table summarizes the consolidated results of operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$41,590,622	$37,357,939	$4,232,683	11%
Operating, maintenance and management	(10,837,451)	(9,754,819)	(1,082,632)	11%
Real estate taxes and insurance	(6,226,236)	(5,083,703)	(1,142,533)	22%
Fees to affiliates	(5,747,690)	(7,412,526)	1,664,836	(22)%
Depreciation and amortization	(17,036,633)	(16,633,722)	(402,911)	2%
Interest expense	(8,945,547)	(6,547,052)	(2,398,495)	37%
General and administrative expenses	(929,163)	(1,259,368)	330,205	(26)%
Acquisition costs	—	(555,563)	555,563	(100)%
Net loss	$(8,132,098)	$(9,888,814)	$1,756,716	(18)%

NOI(1)	$23,013,825	$21,147,733	$1,866,092	9%
FFO(2)	$8,904,535	$6,744,908	$2,159,627	32%
MFFO(2)	$8,947,142	$9,510,839	$(563,697)	(6)%

PART I — FINANCIAL INFORMATION (continued)

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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of the National Association of Real Estate Investment Trust, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Investment Program Association as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended September 30, 2017, we had a net loss of $8,132,098, compared to a net loss of $9,888,814 for the three months ended September 30, 2016. The decrease in net loss of $1,756,716 over the comparable prior year period primarily was due to the increase in total revenues of $4,232,683, the decrease in fees to affiliates of $1,664,836, the decrease in general and administrative expenses of $330,205 and the decrease in acquisition costs of $555,563 due to no acquisitions of multifamily properties during three months ended September 30, 2017, compared to the acquisition of two multifamily properties in the three months ended September 30, 2016, partially offset by the increase in operating, maintenance and management expenses of $1,082,632, the increase in real estate taxes and insurance of $1,142,533, the increase in depreciation and amortization expense of $402,911, and the increase in interest expense of $2,398,495. The improved operations primarily were due to the continued stabilization of our property portfolio.
Total revenues
Total revenues were $41,590,622 for the three months ended September 30, 2017, compared to $37,357,939 for the three months ended September 30, 2016. The increase of $4,232,683 was primarily due to the acquisition of two multifamily properties during the three months ended September 30, 2016, that experienced a full period of operations for the three months ended September 30, 2017. Additionally, average monthly occupancy increased from 93.1% as of September 30, 2016, to 93.5% as of September 30, 2017, and average monthly rents per unit increased from $1,091 as of September 30, 2016, to $1,140 as of September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2017, were $10,837,451, compared to $9,754,819 for the three months ended September 30, 2016. The increase of $1,082,632 was primarily due to the acquisition of two multifamily properties during the three months ended September 30, 2016, that experienced a full period of operations for the three months ended September 30, 2017, and an increase in repairs and maintenance and turnover costs during the three months ended September 30, 2017, compared to the three months ended September 30, 2016. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $6,226,236 for the three months ended September 30, 2017, compared to $5,083,703 for the three months ended September 30, 2016. The increase of $1,142,533 was primarily due to the acquisition of two multifamily properties during the three months ended September 30, 2016, that experienced a full period of real estate tax

PART I — FINANCIAL INFORMATION (continued)

expense for the three months ended September 30, 2017. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as anticipated increases in the assessed value of our properties.
Fees to affiliates
Fees to affiliates were $5,747,690 for the three months ended September 30, 2017, compared to $7,412,526 for the three months ended September 30, 2016. The decrease of $1,664,836 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of no acquisitions of multifamily properties during the three months ended September 30, 2017, partially offset by an increase in investment management and property management fees as a result of the growth in our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of higher property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $17,036,633 for the three months ended September 30, 2017, compared to $16,633,722 for the three months ended September 30, 2016. The increase of $402,911 was primarily due to the net increase in depreciable and amortizable assets of $30,560,852 since September 30, 2016, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2017, was $8,945,547, compared to $6,547,052 for the three months ended September 30, 2016. The increase of $2,398,495 was primarily due to the increase in the notes payable, net of $31,120,057 since September 30, 2016, due to financing incurred in connection with the draws on our revolving line of credit and increases in LIBOR from September 30, 2016 to September 30, 2017, that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $257,111 and $242,077, the unrealized loss on derivative instruments of $42,607 and $73,518, seasoning fees on the credit facility of $19,689 and $0 and credit facility commitment fees of $10,981 and $56,597 for the three months ended September 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2017, were $929,163, compared to $1,259,368 for the three months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The decrease of $330,205 was due to decreases in audit, tax prep and investor relations expenses over the three months ended September 30, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
We did not incur any acquisition costs during the three months ended September 30, 2017. Acquisition costs were $555,563 for the three months ended September 30, 2016. The decrease of $555,563 was due primarily to no acquisitions of multifamily properties during the three months ended September 30, 2017, compared to the acquisition of two multifamily properties with an aggregate purchase price of $121,822,500 during the three months ended September 30, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016	Change $	Change %
Total revenues	$122,116,267	$104,549,081	$17,567,186	17%
Operating, maintenance and management	(30,282,339)	(25,807,704)	(4,474,635)	17%
Real estate taxes and insurance	(17,784,640)	(15,483,039)	(2,301,601)	15%
Fees to affiliates	(17,112,248)	(19,081,916)	1,969,668	(10)%
Depreciation and amortization	(51,161,020)	(49,915,893)	(1,245,127)	2%
Interest expense	(25,245,411)	(19,283,573)	(5,961,838)	31%
General and administrative expenses	(4,032,619)	(3,406,931)	(625,688)	18%
Acquisition costs	(2,185)	(1,673,136)	1,670,951	(100)%
Net loss	$(23,504,195)	$(30,103,111)	$6,598,916	(22)%

NOI(1)	$69,251,818	$58,745,836	$10,505,982	18%
FFO(2)	$27,656,825	$19,812,782	$7,844,043	40%
MFFO(2)	$28,097,271	$26,483,596	$1,613,675	6%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2017, we had a net loss of $23,504,195, compared to $30,103,111 for the nine months ended September 30, 2016. The decrease in net loss of $6,598,916 over the comparable prior year period was primarily due to the increase in total revenues of $17,567,186, the decrease in acquisition costs of $1,670,951 and the decrease in fees to affiliates of $1,969,668, partially offset by the increase in operating, maintenance and management expenses of $4,474,635, the increase in real estate taxes and insurance of $2,301,601, the increase in depreciation and amortization expense of $1,245,127, the increase in interest expense of $5,961,838 and the increase in general and administrative expenses of $625,688. The improved operations primarily were due to the continued stabilization of our property portfolio.
Total revenues
Total revenues were $122,116,267 for the nine months ended September 30, 2017, compared to $104,549,081 for the nine months ended September 30, 2016. The increase of $17,567,186 was primarily due to the acquisition of four multifamily properties during the nine months ended September 30, 2016, that experienced a full period of operations for the nine months ended September 30, 2017. Additionally, average monthly occupancy increased from 93.1% as of September 30, 2016, to 93.5% as of September 30, 2017, and average monthly rents per unit increased from $1,091 as of September 30, 2016, to $1,140 as of September 30, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $30,282,339 for the nine months ended September 30, 2017, compared to $25,807,704 for the nine months ended September 30, 2016. The increase of $4,474,635 was primarily due to the acquisition of four multifamily properties during the nine months ended September 30, 2016, that experienced a full period of operations for the nine months ended September 30, 2017, and increases in repairs and maintenance, turnover and utility costs during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. We expect that

PART I — FINANCIAL INFORMATION (continued)

these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $17,784,640 for the nine months ended September 30, 2017, compared to $15,483,039 for the nine months ended September 30, 2016. The increase of $2,301,601 was due to the acquisition of four multifamily properties during the nine months ended September 30, 2016, and the continuing operation of the properties owned as of September 30, 2016. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $17,112,248 for the nine months ended September 30, 2017, compared to $19,081,916 for the nine months ended September 30, 2016. The decrease of $1,969,668 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of no acquisitions of multifamily properties during the nine months ended September 30, 2017, compared to the acquisition of four multifamily properties during the nine months ended September 30, 2016, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of higher property management fees from anticipated increases in future rental income and higher investment management fees from our ongoing investment in real estate-related assets.
Depreciation and amortization
Depreciation and amortization expenses were $51,161,020 for the nine months ended September 30, 2017, compared to $49,915,893 for the nine months ended September 30, 2016. The increase of $1,245,127 was primarily due to the net increase in depreciable and amortizable assets of $30,560,852 since September 30, 2016 due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2017, was $25,245,411, compared to $19,283,573 for the nine months ended September 30, 2016. The increase of $5,961,838 was primarily due to the increase in the notes payable, net balance of $31,120,057 since September 30, 2016, due to financing incurred in connection with the draws on our revolving line of credit and increases in LIBOR from September 30, 2016 to September 30, 2017, that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $766,801 and $676,447, unrealized loss on derivative instruments of $438,261 and $691,969, amortization of loan discount of $266,238 and $0, seasoning fees on the credit facility of $19,689 and $0 and credit facility commitment fees of $35,293 and $71,514 for the nine months ended September 30, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2017, were $4,032,619, compared to $3,406,931 for the nine months ended September 30, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $625,688 was primarily due to the increase in transfer agency fees and the continuing operation of the properties owned as of September 30, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
Acquisition costs for the nine months ended September 30, 2017, were $2,185, compared to $1,673,136 for the nine months ended September 30, 2016. The decrease of $1,670,951 was primarily due to no acquisitions of multifamily properties during the nine months ended September 30, 2017, compared to the acquisition of four multifamily properties with an aggregate contract purchase price of $264,222,500 during the nine months ended September 30, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2016. As of September 30, 2017, 32 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$38,565,740	$36,547,145	$2,018,595	6%
Operating expenses	17,222,908	15,894,537	1,328,371	8%
NOI	21,342,832	20,652,608	690,224	3%

Non-same-store properties:
NOI	1,670,993	495,125	1,175,868

Total NOI(1)	$23,013,825	$21,147,733	$1,866,092
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

Net Operating Income
Same-store net operating income for the three months ended September 30, 2017, was $21,342,832, compared to $20,652,608 for the three months ended September 30, 2016. The 3% increase in same-store net operating income was a result of a 6% increase in same-store rental revenues partially offset by an 8% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2017, were $38,565,740, compared to $36,547,145 for the three months ended September 30, 2016. The 6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,079 as of September 30, 2016, to $1,134 as of September 30, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 92.9% as of September 30, 2016, to 93.6% as of September 30, 2017.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2017, were $17,222,908, compared to $15,894,537 for the three months ended September 30, 2016. The increase in same-store operating expenses was primarily attributable to higher real estate tax expense and turnover costs during the three months ended September 30, 2017.

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8,132,098)	$(9,888,814)	$(23,504,195)	$(30,103,111)
Fees to affiliates(1)	4,237,702	6,040,842	12,662,631	15,222,014
Depreciation and amortization	17,036,633	16,633,722	51,161,020	49,915,893
Interest expense	8,945,547	6,547,052	25,245,411	19,283,573
General and administrative expenses	929,163	1,259,368	4,032,619	3,406,931
Acquisition costs	—	555,563	2,185	1,673,136
Other gains(2)	(3,122)	—	(347,853)	(652,600)
Net operating income	$23,013,825	$21,147,733	$69,251,818	$58,745,836
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2017, exclude property management fees of $1,195,132 and $3,511,386 and other fees of $314,856 and $938,231, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2016, exclude property management fees of $1,072,183 and $3,000,555 and other fees of $299,501 and $859,347, respectively, that are included in NOI.

(2)	Other gains for the three and nine months ended September 30, 2017 and 2016, include non-recurring insurance claim recoveries that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(8,132,098)	$(9,888,814)	$(23,504,195)	$(30,103,111)
Depreciation of real estate assets	17,036,633	14,334,454	50,150,908	39,002,300
Amortization of lease-related costs	—	2,299,268	1,010,112	10,913,593
FFO	8,904,535	6,744,908	27,656,825	19,812,782
Acquisition fees and expenses(1)(2)	—	2,692,413	2,185	5,978,845
Unrealized loss on derivative instruments	42,607	73,518	438,261	691,969
MFFO	$8,947,142	$9,510,839	$28,097,271	$26,483,596
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

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2017, include acquisition expenses of $0 and $2,185, respectively, did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations. No acquisition fees and no loan coordination fees were incurred for the three and nine months ended September 30, 2017. Acquisition fees and expenses for the three and nine months ended September 30, 2016, include acquisition fees of $1,247,350 and $2,766,209 respectively, and loan coordination fees of $889,500 and $1,539,500, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the three and nine months ended September 30, 2016, also include acquisition expenses of $555,563 and $1,673,136, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I — FINANCIAL INFORMATION (continued)

Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2017, the fair value of our fixed rate debt was $70,815,551 and the carrying value of our fixed rate debt was $67,559,803. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2017, the fair value of our variable rate debt was $929,476,132 and the carrying value of our variable rate debt was $915,035,071. Based on interest rates as of September 30, 2017, if interest rates are 100 basis points higher during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase by $9,341,746 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would decrease by $9,455,850.
At September 30, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 3.31%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.39% at September 30, 2017. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2017, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable

PART I — FINANCIAL INFORMATION (continued)

rates for each of our interest rate cap agreements as of September 30, 2017 were not in excess of the capped rates. See also Note 10 to the unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 10, 2017, we granted each of our three independent directors 1,666 shares of restricted common stock upon re-election to our board of directors pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
During the three months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2017	49,431	95,743	$14.25	(4)
August 2017	55,435	—	—	(4)
September 2017	50,674	7,374	14.96	(4)
	155,540	103,117
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2017, we had $2,096,507, representing 148,203 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 30, 2017.

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

(3)	From inception through September 30, 2017, we fund our share repurchases exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase plan during any calendar year is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded

PART II — OTHER INFORMATION (continued)

from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.   Exhibits
The following exhibits are included, or incorporated by reference in, this Quarterly Report on Form 10-Q for the three months ended September 30, 2017 (and are numbered in accordance with item 1.01 of Regulation S-K).

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

Steadfast Apartment REIT, Inc.

Date:	November 13, 2017	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 13, 2017	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer
(Principal Financial and Accounting Officer)