Form 10-K
period 2017-12-31
Steadfast Apartment REIT, Inc.
filed 2018-03-16
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. There were approximately 50,063,291 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $743,439,876, assuming an estimated value per share of $14.85.

As of March 8, 2018, there were 51,025,475 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K of Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs;

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved.
All forward looking statements included herein should be read in connection with the risks identified in the “Risk Factors” section of this Annual Report on Form 10-K.

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that has elected to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2014. We invest in and manage a diverse portfolio of real estate investments, primarily in the multifamily sector located throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2017, we owned 34 multifamily properties comprised of a total of 11,601 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock for an initial price of $15.00 per share (with discounts available for certain categories of purchasers) and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. As of the termination of our initial public offering on March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. For more information on the determinations of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors determined to increase the purchase price of shares offered pursuant to our distribution reinvestment plan to $15.18, effective April 1, 2018. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, dated December 13, 2013, by and among us, our operating partnership and our advisor. The advisory agreement is subject to annual renewal by our board of directors. The current term of the advisory agreement expires on December 13, 2018. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides advisory services to us on behalf of the advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), or the dealer manager, an affiliate of Steadfast REIT Investments, LLC, our sponsor, served as the dealer manager for our initial public offering. Our advisor, along with the dealer manager, provides offering services, marketing, investor relations and other administrative services on our behalf.
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

Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our company and various Steadfast Companies affiliates.
_______________
(1) Crossroads Capital Multifamily, LLC and Crossroads Capital Advisors, LLC are affiliated entities, each being wholly-owned subsidiaries of Crossroads Capital Group, LLC.

Objectives and Strategies
Our investment objectives are to:

•	realize capital appreciation in the value of our investments over the long term; and

•	pay attractive and stable cash distributions to stockholders.
We intend to use cash flows from operations to continue to invest in and manage our real estate investments located throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We believe that a majority of our portfolio consists of established, well-positioned, institutional-quality apartment communities with high occupancies and consistent rental revenue. Established apartment communities are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, we believe the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We continue to implement a value-enhancement strategy on the apartment homes we acquired. Our value-enhancement strategy involves the acquisition of under-managed, stabilized apartment communities in high job and population growth neighborhoods and the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring.
2017 Highlights
During 2017, we:

•	invested $26,826,024 in improvements to our real estate investment portfolio;

•
paid cash distributions of $21,884,846 and distributed $23,338,092 in shares of our common stock pursuant to our distribution reinvestment plan, which together constituted a 6.0% annualized distribution rate to our stockholders based on a purchase price of $15.00 per share;

•	generated cash flows from operations of $35,330,505, although we incurred a net loss of $33,623,841;

•	issued 1,578,831 shares pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $23,338,092;

•
generated net operating income, or NOI, of $93,223,245 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);

•
generated funds from operations, or FFO, of $34,793,715 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations, or MFFO, of $35,243,568 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”);

•
received proceeds of $10,566,937, net of principal payments of $186,300,000 and deferred financing costs of $965,063, related to the refinancing of a portion of our outstanding debt, or the Refinancing Transactions (for further information on the Refinancing Transactions, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Our Real Estate Portfolio
As of December 31, 2017, we owned the 34 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	93.8%	$1,076	5/22/2014	$14,200,000	$9,885,917	6.2%
2	Harrison Place Apartments	Indianapolis, IN	307	93.5%	942	6/30/2014	27,864,250	19,434,071	6.1%
3	Club at Summer Valley	Austin, TX	260	94.6%	926	8/28/2014	21,500,000	14,974,101	6.2%
4	Terrace Cove Apartment Homes	Austin, TX	304	91.4%	880	8/28/2014	23,500,000	16,367,040	6.6%
5	The Residences on McGinnis Ferry	Suwanee, GA	696	88.6%	1,272	10/16/2014	98,500,000	73,406,032	5.8%
6	The 1800 at Barrett Lakes	Kennesaw, GA	500	91.4%	973	11/20/2014	49,000,000	34,189,002	6.4%
7	The Oasis	Colorado Springs, CO	252	92.9%	1,344	12/19/2014	40,000,000	27,876,934	6.2%
8	Columns on Wetherington	Florence, KY	192	91.7%	1,061	2/26/2015	25,000,000	17,405,362	6.0%
9	Preston Hills at Mill Creek	Buford, GA	464	92.5%	1,136	3/10/2015	51,000,000	35,568,723	5.8%
10	Eagle Lake Landing Apartments	Speedway, IN	277	93.5%	837	3/27/2015	19,200,000	13,323,678	7.9%
11	Reveal on Cumberland	Fishers, IN	220	93.2%	1,072	3/30/2015	29,500,000	21,570,124	5.8%
12	Randall Highlands Apartments	North Aurora, IL	146	90.4%	1,747	3/31/2015	32,115,000	22,370,038	5.7%
13	Heritage Place Apartments	Franklin, TN	105	96.2%	1,052	4/27/2015	9,650,000	7,075,910	5.7%
14	Rosemont at East Cobb	Marietta, GA	180	90.6%	966	5/21/2015	16,450,000	11,399,400	5.7%
15	Ridge Crossings Apartments	Hoover, AL	720	93.5%	946	5/28/2015	72,000,000	50,224,508	6.0%
16	Bella Terra at City Center	Aurora, CO	304	94.4%	1,120	6/11/2015	37,600,000	26,178,294	5.7%
17	Hearthstone at City Center	Aurora, CO	360	94.2%	1,178	6/25/2015	53,400,000	37,206,374	5.8%
18	Arbors at Brookfield	Mauldin, SC	702	92.7%	881	6/30/2015	66,800,000	45,138,315	5.5%
19	Carrington Park	Kansas City, MO	298	94.6%	1,049	8/19/2015	39,480,000	29,492,166	5.7%
20	Delano at North Richland Hills	North Richland Hills, TX	263	94.7%	1,391	8/26/2015	38,500,000	29,748,800	5.6%
21	Meadows at North Richland Hills	North Richland Hills, TX	252	95.6%	1,290	8/26/2015	32,600,000	25,401,008	5.6%
22	Kensington by the Vineyard	Euless, TX	259	93.1%	1,515	8/26/2015	46,200,000	34,063,065	5.7%
23	Monticello by the Vineyard	Euless, TX	354	96.6%	1,331	9/23/2015	52,200,000	41,086,540	5.4%
24	The Shores	Oklahoma City, OK	300	90.7%	972	9/29/2015	36,250,000	24,223,579	6.4%
25	Lakeside at Coppell	Coppell, TX	315	92.1%	1,652	10/7/2015	60,500,000	45,189,596	5.9%
26	Meadows at River Run	Bolingbrook, IL	374	92.2%	1,340	10/30/2015	58,500,000	43,281,685	6.0%
27	PeakView at T-Bone Ranch	Greeley, CO	224	94.6%	1,242	12/11/2015	40,300,000	28,087,152	5.7%
28	Park Valley Apartments	Smyrna, GA	496	92.3%	958	12/11/2015	51,400,000	44,631,951	5.8%
29	PeakView by Horseshoe Lake	Loveland, CO	222	95.5%	1,381	12/18/2015	44,200,000	33,644,109	5.8%
30	Stoneridge Farms	Smyrna, TN	336	94.9%	1,139	12/30/2015	47,750,000	—	5.7%

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
31	Fielder’s Creek	Englewood, CO	217	94.5%	$1,171	3/23/2016	$32,400,000	$—	6.0%
32	Landings of Brentwood	Brentwood, TN	724	96.0%	1,175	5/18/2016	110,000,000	—	5.7%
33	1250 West Apartments	Marietta, GA	468	91.2%	958	8/12/2016	55,772,500	41,674,241	6.1%
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	334	94.3%	1,527	9/29/2016	66,050,000	44,439,359	5.7%
			11,601	93.1%(4)	$1,137		$1,499,381,750	$948,557,074
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(2)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $151,212 related to our revolving line of credit.

(3)
The capitalization rate reflected in the table is as of the closing of the acquisition of the property. We calculate the capitalization rate for a real property by dividing the NOI of the property by the purchase price of the property, excluding acquisition costs. Net operating income is calculated by deducting all operating expenses of a property, including property taxes and management fees but excluding debt service payments and capital expenditures, from gross operating revenues received from a property. For purposes of this calculation, net operating income is determined using the projected first year net operating income of the property based on in-place leases, potential rent increases or decreases for each unit and other revenues from late fees or services, adjusted for projected vacancies, tenant concessions, if any, and charges not collected.

(4)
At December 31, 2017, our portfolio was approximately 95.1% leased, calculated using the number of occupied and contractually leased units divided by total units. As of December 31, 2017, no single tenant accounted for greater than 10% of our 2017 gross annualized rental revenues.

We plan to invest approximately $5 to $10 million during the year ending December 31, 2018 for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated during the ordinary course of business.
The following information generally applies to all of our properties:

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
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that careful use of borrowings helps us achieve our diversification goals and potentially enhance the returns on our investments. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. For valuation purposes, the value of a property equals the value determined by an independent third-party appraiser or qualified independent valuation expert. At December 31, 2017, our debt was approximately 56% of the value of our properties. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2017, our borrowings were not in excess of 300% of the value of our net assets.

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
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in our target markets. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, multifamily properties we acquire most likely compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, and Steadfast Apartment REIT III, Inc. or Steadfast Apartment REIT III, both non-traded real estate investment trusts with similar investment objectives as us that are sponsored by our sponsor. Steadfast Income REIT terminated its initial public offering on December 20, 2013. However, Steadfast Income REIT may reinvest any proceeds from a sale of assets or engage in future public offerings to raise capital to acquire additional multifamily properties. Steadfast Apartment REIT III commenced its initial public offering on February 5, 2016, and has a similar investment strategy as us. However, we expect any competition with Steadfast Apartment REIT III for property acquisitions to be limited as our initial public offering terminated on March 24, 2016, and we have deployed all of the net offering proceeds raised in our initial public offering. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.
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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and operated as such commencing with the taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.

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
From inception through December 31, 2017, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2017, we incurred a net loss of $133,927,538. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. From inception through December 31, 2017, 20% of distributions were funded from offering proceeds from our public offering, 71% were funded from cash flow from operations and 9% were funded from our revolving line of credit. Of the $45,222,938 in total distributions we paid during the year ended December 31, 2017, 22% of such amounts were funded from sources other than cash flow from operations.
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
Although our distribution policy is to use our cash flow from operations to make distributions, our organizational documents permit us to pay distributions from any source. During our public offering, we funded a portion of our distributions from the net proceeds of our public offering and therefore had fewer funds available for investment in properties than if our distributions came solely from cash flow from operations. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we may use third-party borrowings to fund our distributions. We may also fund such distributions with the deferral by our advisor, in its sole discretion, of fees payable under the advisory agreement. New investors will be diluted to the extent that we make distributions in excess of our current and accumulated earnings and profits prior to the time that such investors acquire shares of our common stock.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The most recent economic recession and accompanying credit crisis negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. The failure of a sustained economic recovery or a renewed economic downturn could result in reductions in overall transaction volume and size of sales and leasing activities, which could put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition could suffer.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2017, of the $1,499,381,750 contract price of our real estate assets, 21.5% was located in the Atlanta, Georgia metropolitan area, 19.7% was located in the Dallas/Fort Worth, Texas metropolitan area and 12.1% was located in the Nashville, Tennessee metropolitan area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower NOI.
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
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the U.S. federal government following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
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
Our board of directors determined an estimated value per share of $15.18 for our shares of common stock as of December 31, 2017. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2017. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or compliant with the Employee Retirement Income Security Act of 1974, or ERISA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2017), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2017, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
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
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and hire our advisor’s personnel. Pursuant to our advisory agreement with our advisor, we are not allowed to solicit or hire any of our advisor’s personnel without our advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our FFO would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets experienced extreme volatility and disruption from 2008 to 2010. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets during the most recent recession resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. Recently, during the subsequent economic recovery, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
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
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we will use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of MFFO accordingly. For further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”.
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
We may compete for investment opportunities with Steadfast Income REIT or Steadfast Apartment REIT III, public, non-listed REITs sponsored by our sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Income REIT may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT is no longer publicly offering its shares of common stock, Steadfast Income REIT may reinvest any proceeds from a sale of assets or raise additional funds available for investment. Steadfast Apartment REIT III commenced its initial public offering on February 5, 2016. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT III and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.
The time and resources that our sponsor and its affiliates could devote to us may be diverted to other investment activities, and we may face additional competition due to the fact that our sponsor and its affiliates are not prohibited from raising money for, or managing, another entity that makes the same or other types of investments that we do.
Our sponsor and its affiliates are not prohibited from raising money for, or managing, another investment entity that makes the same or other types of investments as we do. As a result, the time and resources they could devote to us may be diverted to other investment activities. Additionally, some of our directors and officers serve as directors and officers of investment entities sponsored by our sponsor and its affiliates, including Steadfast Income REIT, Steadfast Apartment REIT III and Stira Alcentra Global Credit Fund, a closed-end fund recently formed by affiliates of our sponsor. We cannot currently estimate the time our officers and directors will be required to devote to us because the time commitment required of our officers and directors will vary depending upon a variety of factors, including, but not limited to, general economic and market conditions affecting us, our advisor’s ability to locate and acquire investments that meet our investment objectives and the size of our real estate portfolio. Since these professionals engage in and will continue to engage in other business activities on behalf of themselves and others, these professionals will face conflicts of interest in allocating their time among us, our advisor, and its affiliates and other business activities in which they are involved. This could result in actions that are more favorable to affiliates of our advisor than to us.
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
We depend on residents for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the residents at our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the residents at our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Residents’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make rental payments. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.
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
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in markets where we own properties. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, our multifamily properties compete, with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
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
To the extent that we invest in government-assisted housing, we may acquire properties that benefit from governmental programs intended to provide affordable housing to individuals with low or moderate incomes. These programs, which are typically administered by HUD or state housing finance agencies, generally provide mortgage insurance, favorable financing terms, tax credits or rental assistance payments to property owners. As a condition of the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts and impose restrictions on resident incomes. Failure to comply with these requirements and restrictions may result in financial penalties or loss of benefits. In addition, we will typically need to obtain the approval of HUD in order to acquire or dispose of a significant interest in or manage a HUD-assisted property.

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

Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Distributions payable by REITs, however, are generally subject to a higher rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

In addition, on December 22, 2017, the Tax Cuts and Jobs Act, or the “Tax Act”, was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.

While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Act.

We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a governmental plan;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•	your investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity needs to satisfy minimum and other distribution requirements of the plan or IRA and the withholding requirements that may be applicable;

•	your investment will not produce unrelated business taxable income, referred to as UBTI, for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
Recently enacted and potential Department of Labor rules could have a significant impact on our business, financial condition and results of operations.
On April 8, 2016, the U.S. Department of Labor issued a final regulation that substantially expands the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This new regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs or other arrangements. Prior to the issuance of the new regulation, ERISA and the Internal Revenue Code broadly defined fiduciaries to include persons who give investment advice for a fee, regardless of whether that fee is paid directly by the customer or by a third party. However, prior law required that advice must be given on a “regular basis” before a fiduciary standard would apply, and that a mutual agreement or understanding between the customer and the adviser that the advice would serve as a primary basis for the investment decision would also be required. Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and (unlike under prior law) whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017. However, on February 3, 2017, the President asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. Therefore, certain requirements and exemptions will not take effect until July 1, 2019.
The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation will undoubtedly make it more difficult to market investment products without carefully considering the exposures created by the new regulation.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2017, we owned 34 multifamily properties consisting of an aggregate of 11,601 apartment homes. The total contract purchase price of our real estate portfolio as of December 31, 2017 was $1,499,381,750, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2018, we had approximately 51,025,475 shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2017, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under FINRA Rule 2340. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2017.
From CBRE Cap’s engagement through the issuance of its valuation report on March 14, 2018, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range in estimated value per share of our common stock upon appraisals of all our real properties performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third-party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $14.29 and $16.07 for our estimated value per share proposed in CBRE Cap’s valuation report was reasonable and recommended to the board of directors that it adopt $15.18 as the estimated value per share of our common stock as of December 31, 2017. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates in the sensitivity analysis. On March 14, 2018, our board of directors accepted the valuation committee’s recommendation and approved $15.18 as the estimated value per share of our common stock as of December 31, 2017. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2017.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us that contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2017, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2017, as prepared by us.
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
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.83% - 6.13%	5.98%
Discount rate	7.21% - 7.57%	7.39%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$(0.43)	$0.45
Discount rate	(0.42)	0.41
In its valuation report, CBRE Cap included an estimate of the December 31, 2017 value of our assets, including cash and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to GAAP fair values in this annual report, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation since the value of those balances was already considered in the appraisals.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $3,604,360.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in our real estate portfolio to be in the range of $1,728,650,992 to $1,829,340,126 and our net asset value to range between $726,588,819 and $816,637,515, or between $14.29 and $16.07 per share, based on a share count of 50,842,640 shares issued and outstanding as of December 31, 2017.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2017 and 2016:

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2017	2016	2017	2016
Real estate properties	$1,777,635,000	$1,690,995,000	$34.96	$34.03
Cash	27,298,855	26,768,318	0.54	0.54
Other assets	15,903,101	16,947,745	0.31	0.34
Mortgage debt	(1,011,004,179)	(961,382,904)	(19.88)	(19.34)
Other liabilities	(34,259,950)	(35,342,299)	(0.68)	(0.71)
Incentive fee	(3,604,360)	—	(0.07)	—
Estimated value per share	$771,968,467	$737,985,860	$15.18	$14.85
The estimated value of our real estate properties as of December 31, 2017 and 2016 was $1,777,635,000 and $1,690,995,000, respectively, while the total cost of the real estate properties was $1,595,533,800 and $1,569,225,987, respectively, comprised of the aggregate purchase price and capital expenditures subsequent to acquisition.
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued March 14, 2018, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2017, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
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
The December 31, 2017 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on March 14, 2018. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2018, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2017 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past three years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2017. During 2017, distributions declared for all record dates of a given month were paid approximately three days after month-end. Distributions were calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During 2016, distributions were calculated at a rate of $0.002459 per share per day, which if paid each day over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2017 and 2016 aggregated by quarter, are as follows:

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,078,212	$11,267,096	$11,458,896	$11,516,859	$45,321,063
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(2)	$9,062,865	$10,942,926	$11,135,168	$11,216,729	$42,357,688
Total Per Share Distribution	$0.224	$0.224	$0.226	$0.226	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions were based on daily record dates and calculated at a rate of $0.002466 per share per day for the year ended December 31, 2017.

(2)	Distributions were based on daily record dates and calculated at a rate of $0.002459 per share per day for the year ended December 31, 2016.
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Ordinary income	—%	2.5%
Return of capital	100.0%	97.5%
Total	100.0%	100.0%
Generally, our policy is to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. As of December 31, 2017, 9%, 20% and 71% of distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from our revolving line of credit, offering proceeds and cash flows from operations, respectively.
Pursuant to our distribution reinvestment plan, stockholders had the option to elect to have their cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. On March 24, 2016, our board of directors determined a share price of $14.46 for purposes of our distribution reinvestment plan. On February 14, 2017, our board of directors determined a new share price of $14.85 for purposes of our distribution reinvestment plan. On March 14, 2018, our board of directors determined a new share price of $15.18 for purposes of our distribution reinvestment plan. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On each of August 13, 2015, August 11, 2016 and August 10, 2017, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.
Use of Proceeds from Sales of Registered Securities
Our Registration Statement on Form S-11 (File No. 333-191049), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act on December 30, 2013, at which time we commenced our initial public offering. As of December 31, 2017, we had sold 51,414,175 shares of our common stock in our initial public offering for gross offering proceeds of $765,625,999, including 3,800,148 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $55,191,120. We terminated our initial public offering on March 24, 2016. We continue to sell shares pursuant to our distribution reinvestment plan under our Registration Statement on Form S-3 filed with the SEC on April 5, 2016.
From inception through December 31, 2017, we had recognized selling commissions, dealer manager fees and organization and other offering costs in our public offering in the amounts set forth below. The dealer manager for our public offering reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

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
From the commencement of our public offering through December 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were $680,745,983, including net offering proceeds from our distribution reinvestment plan of $55,191,120. For the period from inception through December 31, 2017, the ratio of the cost of raising equity capital to the gross amount of equity capital raised was approximately 11.95%.
The net proceeds from our public offering have been used to invest in and manage a diverse portfolio of multifamily properties located in our targeted markets throughout the United States. As of December 31, 2017, we had invested in 34 multifamily properties for a total contract purchase price of $1,499,381,750. These property acquisitions were funded from proceeds of our public offering and $890,965,019 in secured financings.
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
Beginning March 29, 2016, the date we first published an estimated value per share, the purchase price for shares repurchased under our share repurchase plan is as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share
2 years	95.0% of Estimated Value per Share
3 years	97.5% of Estimated Value per Share
4 years	100.0% of Estimated Value per Share
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
On March 14, 2018, our board of directors determined to amend the terms of our share repurchase plan to (1) limit the amount of shares repurchased pursuant to our share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. The amendments to the share repurchase plan will be effective upon 30 days’ notice to stockholders of the amendments, which is expected to occur prior to the April 2018 repurchase date. Once effective, the new share repurchase price will be $14.12 per share based on the estimated value per share of $15.18. The share repurchase price will be further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price
2 years	95.0% of the Share Repurchase Price
3 years	97.5% of the Share Repurchase Price
4 years	100.0% of the Share Repurchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
_________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)	The required one-year holding period does not apply to repurchases requested within two years after death or disability of a stockholder.

(3)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(4)
The “Share Repurchase Price” shall be 93% of the Estimated Value Per Share. The “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share determined by our board of directors. For additional information on our estimated value per share, see “ —Estimated Value Per Share” above.

The purchase price per share for shares repurchased pursuant to our share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date (defined below) as a result of the sale of one or more of our assets that constitutes a return of capital as a result of such sales.

Repurchases of shares of our common stock are made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, or the repurchase date. Stockholders may withdraw their repurchase request at any time up to three business days’ prior to the repurchase date.
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
During the year ended December 31, 2017, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2017	36,708	75,764	$13.90	(4)
February 2017	17,906	—	—	(4)
March 2017	47,573	—	—	(4)
April 2017	29,577	102,257	13.93	(4)
May 2017	36,742	—	—	(4)
June 2017	29,321	—	—	(4)
July 2017	49,431	95,743	14.25	(4)
August 2017	55,435	—	—	(4)
September 2017	50,674	7,374	14.96	(4)
October 2017	70,742	148,203	14.15	(4)
November 2017	24,193	10,333	13.76	(4)
December 2017	100,093	—	—	(4)
	548,395	439,674
________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2017, we had $2,631,038, representing 184,695 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on January 31, 2018.

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
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the average issue price the respective stockholder paid to acquire the shares from us.

(3)	From inception through December 31, 2017, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2017, 2016, 2015, 2014 and 2013 and for the years ended December 31, 2017, 2016, 2015 and 2014 and for the period from August 22, 2013 (inception) to December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data
Total real estate, net	$1,411,166,101	$1,453,385,165	$1,207,028,126	$269,987,629	$—
Total assets	1,454,368,057	1,497,101,228	1,258,692,194	306,470,497	203,500
Notes payable	993,405,862	971,761,151	850,766,025	196,930,600	—
Total liabilities	1,027,665,812	1,007,103,450	876,726,253	202,426,021	86,644
Redeemable common stock	36,397,062	27,949,492	9,401,360	660,089	—
Total stockholders’ equity	390,305,183	462,048,286	372,564,581	103,384,387	116,856

	For the Year Ended December 31,				For the Period from August 22, 2013 (Inception) to December 31, 2013
	2017	2016	2015	2014
Operating data
Total revenues	$163,398,158	$144,010,514	$68,449,753	$7,255,266	$—
Net loss	(33,623,841)	(37,682,474)	(50,694,124)	(11,840,455)	(86,644)
Net loss attributable to common stockholders	(33,623,841)	(37,682,474)	(50,694,124)	(11,840,455)	(86,644)
Loss per common share - basic and diluted	(0.67)	(0.80)	(2.33)	(4.74)	(7.06)
Other data
Cash flows provided by (used in) operating activities	35,330,505	38,939,853	(3,258,965)	(3,918,648)	—
Cash flows used in investing activities	(26,766,790)	(269,344,362)	(910,962,748)	(277,793,918)	—
Cash flows (used in) provided by financing activities	(8,033,178)	225,786,450	917,012,264	310,104,892	203,500
Distributions declared	45,321,063	42,357,688	19,559,628	2,224,079	—
Distributions declared per common share(1)	0.900	0.900	0.900	0.663	—
Weighted-average number of common shares outstanding, basic and diluted	50,358,618	47,092,206	21,753,832	2,495,771	12,273
FFO(2)	34,793,715	30,309,069	(8,255,364)	(6,523,945)	—
MFFO(2)	35,243,568	36,566,768	17,530,067	1,013,255	—
_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the years ended December 31, 2017, 2016, 2015 and 2014 assume each share was issued and outstanding each day from April 7, 2014 through December 31, 2017. During the year ended December 31, 2017, distributions declared are calculated at a rate of $0.002466 per share of common stock per day, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the year ended December 31, 2016, distributions were calculated at a rate of $0.002459 per share of common stock per day, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. Prior to January 1, 2016, distributions declared were calculated at a rate of $0.002466 per share of common stock per day, which if paid each day over a 365-day, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to and currently qualifies as a REIT. We own and operate a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In the future we may acquire additional multifamily properties. We may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2017, we had sold 51,414,175 shares of common stock for gross proceeds of $765,625,999, including 3,800,148 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $55,191,120.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. For more information on the determination of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors increased the purchase price of shares offered pursuant to our distribution reinvestment plan to $15.18, effective April 1, 2018. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities, particularly in the multifamily sector. Home ownership rates are near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2017, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,885,917	93.8%	97.7%	$1,076	$973
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,434,071	93.5%	96.1%	942	906
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,974,101	94.6%	94.6%	926	910
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,367,040	91.4%	92.1%	880	902
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,406,032	88.6%	87.9%	1,272	1,208
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,189,002	91.4%	92.4%	973	923
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,876,934	92.9%	95.2%	1,344	1,239
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,405,362	91.7%	93.2%	1,061	1,046
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,568,723	92.5%	90.9%	1,136	1,086
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,323,678	93.5%	93.5%	837	824
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,570,124	93.2%	93.6%	1,072	1,017
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,370,038	90.4%	89.0%	1,747	1,796
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,075,910	96.2%	90.5%	1,052	1,041
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,399,400	90.6%	90.0%	966	931
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,224,508	93.5%	92.1%	946	916
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,178,294	94.4%	93.1%	1,120	1,052
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,206,374	94.2%	93.1%	1,178	1,137
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,138,315	92.7%	90.7%	881	841
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,492,166	94.6%	92.6%	1,049	1,011
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,748,800	94.7%	95.1%	1,391	1,314
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,401,008	95.6%	95.2%	1,290	1,240
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,063,065	93.1%	95.4%	1,515	1,487
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,086,540	96.6%	97.2%	1,331	1,251
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,223,579	90.7%	88.0%	972	958
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,189,596	92.1%	93.7%	1,652	1,651

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	$58,500,000	$43,281,685	92.2%	92.2%	$1,340	$1,215
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,087,152	94.6%	89.7%	1,242	1,239
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,631,951	92.3%	91.7%	958	896
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,644,109	95.5%	91.0%	1,381	1,365
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	94.9%	91.7%	1,139	1,067
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	94.5%	93.5%	1,171	1,102
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.0%	89.5%	1,175	1,222
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,674,241	91.2%	93.2%	958	977
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,439,359	94.3%	91.0%	1,527	1,579
				11,601	$1,499,381,750	$948,557,074	93.1%	92.2%	$1,137	$1,102
________________

(1)	At December 31, 2017, our portfolio was approximately 95.1% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $151,212 related to our revolving credit facilities.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this annual report, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2017, our debt was approximately 56% of the value of our properties, as determined by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets, as determined by an independent qualified valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $27,298,855 as of December 31, 2017;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On August 26, 2015, we entered into a revolving credit facility, or the credit facility, with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility had a maturity date of September 1, 2020, subject to extension. The maximum amount available to be drawn under the credit facility could have been increased to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility were secured by the property for which such advances were used. As of December 31, 2017 and 2016, $0 and $186,300,000 was outstanding on our credit facility, respectively. Interest on the outstanding principal balances of advances accrued at the one-month London Interbank Offered Rate, or LIBOR, plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments were due and payable on the first day of each month until the maturity dates. The entire outstanding principal balance and any accrued and unpaid interest on all advances were due and payable in full on the maturity date. We are in the process of terminating our revolving credit facility. For additional information on our credit facility, see Note 5 to the consolidated financial statements contained in this annual report.
On May 18, 2016, we entered into a secured revolving line of credit, or the line of credit, with PNC Bank in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of December 31, 2017 and 2016, $45,000,000 and $35,000,000 was outstanding on our line of credit, respectively. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 to the consolidated financial statements contained in this annual report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
On November 29, 2017, three of our wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements, each a loan agreement, with PNC Bank for an aggregate principal amount of $100,752,000, or the November Refinancing Transactions. Additionally, on December 29, 2017, another three of our wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements, each a loan agreement, with PNC Bank for an aggregate principal amount of $97,080,000, or the December Refinancing Transactions, together with the November Refinancing Transactions, the “Refinancing Transactions.” In connection with the Refinancing Transactions, we are in the process of terminating the credit facility.
In the Refinancing Transactions, each loan agreement was made pursuant to the Freddie Mac Capital Markets Execution Program, or CME, as evidenced by a multifamily note. Pursuant to the CME, the lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each loan agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at one-

month LIBOR plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1 or February 1, 2018, as applicable.
Cash Flows Provided by Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of December 31, 2017, we owned 34 multifamily properties. During the year ended December 31, 2017, net cash provided by operating activities was $35,330,505 compared to net cash provided by operating activities of $38,939,853 for the year ended December 31, 2016. The change in net cash provided by operating activities is primarily due to decreases in accounts payable and accrued liabilities and amounts due to affiliates partially offset by increases in other assets and depreciation and amortization associated with 34 multifamily properties owned as of December 31, 2017 and 2016. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement strategy.

Cash Flows Used in Investing Activities
During the year ended December 31, 2017, net cash used in investing activities was $26,766,790 compared to $269,344,362 during the year ended December 31, 2016. The decrease in net cash used in investing activities was primarily the result of not acquiring any multifamily properties during the year ended December 31, 2017, compared to four acquisitions of multifamily properties during the year ended December 31, 2016. Net cash used in investing activities during the year ended December 31, 2017 consisted of the following:

•	$26,826,024 of cash used for improvements to real estate investments;

•	$17,984 of cash provided by restricted cash accounts related to replacement reserves;

•	$300,000 of cash used to purchase interest rate cap agreements; and

•	$341,250 of cash provided by proceeds from insurance claims.
Cash Flows Used in Financing Activities
During the year ended December 31, 2017, net cash used in financing activities was $8,033,178 compared to $225,786,450 provided during the year ended December 31, 2016. The decrease in net cash used in financing activities is due primarily to the decrease in borrowings from the credit facility and issuance of common stock from $35,000,000 and $193,953,605, respectively, during the year ended December 31, 2016 to $10,000,000 and $0, respectively, during the year ended December 31, 2017, partially offset by an increase in proceeds from the issuance of mortgage notes payable from $41,850,000 during the year ended December 31, 2016 to $197,832,000 during the year ended December 31, 2017. Net cash used in financing activities during the year ended December 31, 2017 consisted of the following:

•	$234,942 of cash paid for the commissions on sales of common stock and related dealer manager fees;

•	$196,577,347 of proceeds from issuance of mortgage notes payable, net of deferred financing costs in the amount of $965,063 and principal payments of $289,590;

•	$186,300,000 of principal payments on the revolving credit facility;

•	$10,000,000 of proceeds from borrowings from our line of credit;

•	$6,190,737 of cash paid for the repurchase of common stock; and

•	$21,884,846 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $23,338,092.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. As of December 31, 2017, our debt was approximately 56% of the value of our properties, as determined by an independent third-party appraiser. We expect that our borrowings will continue to be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets as determined by an independent third-party appraiser or qualified independent valuation expert. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2017, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor. We expect to make payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2017, we had indebtedness totaling an aggregate principal amount of $993,405,862, including the net discount on a note payable of $2,275,838 and the net deferred financing costs of $5,487,596. The following is a summary of our contractual obligations as of December 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$261,607,308	$36,375,628	$70,896,770	$66,264,298	$88,070,612
Principal payments on outstanding debt obligations(2)	1,001,169,296	2,295,889	58,307,927	112,031,039	828,534,441
Total	$1,262,776,604	$38,671,517	$129,204,697	$178,295,337	$916,605,053
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2017. We incurred interest expense of $34,279,194 during the year ended December 31, 2017, including amortization of deferred financing costs totaling $1,012,380, net unrealized losses from the change in fair value of interest rate cap agreements of $447,668, amortization of loan discount of $354,984, seasoning fees on the credit facility of $85,426 and credit facility commitment fees of $45,680, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. The ability to compare one period to another is significantly affected by acquisitions completed during the applicable period in addition to the implementation of our value-enhancement strategy. Although the number of multifamily properties owned as of December 31, 2017, remained unchanged at 34 compared to December 31, 2016, our results of operations were impacted by the four multifamily properties acquired during the year ended December 31, 2016 and our value-enhancement activities completed through December 31, 2017.
Our results of operations for the years ended December 31, 2017, 2016 and 2015 are not indicative of those expected in future periods. For the years ended December 31, 2016 and 2015, we had not yet invested all of the proceeds from our initial public offering and therefore increased our borrowings and made acquisitions during the periods, which had a significant impact on our future results of operations. For the year ended December 31, 2017, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated continuing value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. NOI is a non-GAAP financial measure of performance. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change $	Change %
Total revenues	$163,398,158	$144,010,514	$19,387,644	13%
Operating, maintenance and management	(41,113,376)	(35,644,845)	(5,468,531)	15%
Real estate taxes and insurance	(22,745,539)	(20,836,003)	(1,909,536)	9%
Fees to affiliates	(24,342,996)	(24,629,873)	286,877	(1)%
Depreciation and amortization	(68,417,556)	(67,991,543)	(426,013)	1%
Interest expense	(34,279,194)	(26,060,155)	(8,219,039)	32%
General and administrative expenses	(6,121,153)	(4,848,801)	(1,272,352)	26%
Acquisition costs	(2,185)	(1,681,768)	1,679,583	(100)%
Net loss	$(33,623,841)	$(37,682,474)	$4,058,633	(11)%

NOI(1)	$93,223,245	$81,592,629	$11,630,616	14%
FFO(2)	$34,793,715	$30,309,069	$4,484,646	15%
MFFO(2)	$35,243,568	$36,566,768	$(1,323,200)	(4)%
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

Net loss
For the year ended December 31, 2017, we had a net loss of $33,623,841 compared to $37,682,474 for the year ended December 31, 2016. The decrease in net loss of $4,058,633 over the comparable prior year period was primarily due to the increase in total revenues of $19,387,644, the decrease in acquisition costs of $1,679,583 and the decrease in fees to affiliates of $286,877, partially offset by the increase in operating, maintenance and management expenses of $5,468,531, the increase in real estate taxes and insurance of $1,909,536, the increase in depreciation and amortization expense of $426,013, the increase in interest expense of $8,219,039 and the increase in general and administrative expenses of $1,272,352. The increase in these expenses was primarily due to the acquisition of four multifamily properties during the year ended December 31, 2016 which experienced a full year of operations during the year ended December 31, 2017.
Total revenues
Total revenues were $163,398,158 for the year ended December 31, 2017, compared to $144,010,514 for the year ended December 31, 2016. The increase of $19,387,644 was primarily due to the acquisition of four multifamily properties during the year ended December 31, 2016, which experienced a full period of operations for the year ended December 31, 2017. Additionally, average monthly occupancy increased from 92.2% as of December 31, 2016, to 93.1% as of December 31, 2017, and average monthly rents per unit increased from $1,102 as of December 31, 2016, to $1,137 as of December 31, 2017. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $41,113,376 for the year ended December 31, 2017, compared to $35,644,845 for the year ended December 31, 2016. The increase of $5,468,531 was primarily due to the acquisition of four multifamily properties during the year ended December 31, 2016, which experienced a full period of operations for the year ended December 31, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $22,745,539 for the year ended December 31, 2017, compared to $20,836,003 for the year ended December 31, 2016. The increase of $1,909,536 was primarily due to the acquisition of four multifamily properties during the year ended December 31, 2016, that experienced a full period of operations for the year ended December 31, 2017. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $24,342,996 for the year ended December 31, 2017, compared to $24,629,873 for the year ended December 31, 2016. The decrease of $286,877 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of the acquisition of no multifamily properties during the year ended December 31, 2017 compared to the acquisition of four multifamily properties during the year ended December 31, 2016, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased property management fees from anticipated increases in future rental income. We expect fees to affiliates related to initial acquisition and financing activities to decrease in future periods as a result of the decrease in anticipated future acquisitions of real estate and real estate-related investments.
Depreciation and amortization
Depreciation and amortization expenses were $68,417,556 for the year ended December 31, 2017, compared to $67,991,543 for the year ended December 31, 2016. The increase of $426,013 was primarily due to the net increase in depreciable and amortizable assets of $23,407,841 since December 31, 2016, as a result of capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the year ended December 31, 2017, was $34,279,194 compared to $26,060,155 for the year ended December 31, 2016. The increase of $8,219,039 was primarily due to the increase in the notes payable, net balance of $21,644,711 since December 31, 2016. Included in interest expense is the amortization of deferred financing costs of $1,012,380 and $937,075, net, unrealized loss on derivative instruments of $447,668 and $270,222, amortization of loan discount of $354,984 and $90,718 and credit facility commitment fees of $45,680 and $65,302 for the years ended December 31, 2017 and 2016, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2017, were $6,121,153 compared to $4,848,801 for the year ended December 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,272,352 was primarily due to loan fees associated with the Refinancing Transactions during the year ended December 31, 2017, and the continuing operation of the properties owned as of December 31, 2016. We expect general and administrative expenses to decrease as a percentage of total revenues.

Acquisition costs
Acquisition costs for the year ended December 31, 2017, were $2,185 compared to $1,681,768 for the year ended December 31, 2016. The decrease of $1,679,583 was primarily due to the acquisition of no multifamily properties during the year ended December 31, 2017, compared to the acquisition of four multifamily properties with an aggregate contract purchase price of $264,222,500 during the year ended December 31, 2016. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
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
Total revenues
Total revenues were $144,010,514 for the year ended December 31, 2016, compared to $68,449,753 for the year ended December 31, 2015. The increase of $75,560,761 was primarily due to operating 34 multifamily properties at December 31, 2016, compared to 30 multifamily properties at December 31, 2015. Additionally, our total units increased by 1,743 from 9,858 at December 31, 2015 to 11,601 at December 31, 2016. Average monthly rents per unit increased from $1,037 as of December 31, 2015 to $1,102 as of December 31, 2016.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $35,644,845 for the year ended December 31, 2016, compared to $18,480,708 for the year ended December 31, 2015. The increase of $17,164,137 was primarily due to operating 34 multifamily properties as of December 31, 2016, compared to 30 multifamily properties as of December 31, 2015.

Real estate taxes and insurance
Real estate taxes and insurance expenses were $20,836,003 for the year ended December 31, 2016, compared to $9,337,432 for the year ended December 31, 2015. The increase of $11,498,571 was due to the acquisition of four multifamily properties since December 31, 2015, and the continuing operation of the properties owned as of December 31, 2015.
Fees to affiliates
Fees to affiliates were $24,629,873 for the year ended December 31, 2016, compared to $26,301,919 for the year ended December 31, 2015. The decrease of $1,672,046 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of the acquisition of four multifamily properties during the year ended December 31, 2016, compared to the acquisition of 23 multifamily properties during the year ended December 31, 2015, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $67,991,543 for the year ended December 31, 2016, compared to $42,438,760 for the year ended December 31, 2015. The increase of $25,552,783 was primarily due to the net increase in depreciable and amortizable assets of $263,656,918 since December 31, 2015.
Interest expense
Interest expense for the year ended December 31, 2016, was $26,060,155 compared to $13,275,604 for the year ended December 31, 2015. The increase of $12,784,551 was primarily due to the increase in the notes payable, net balance of $120,995,126 since December 31, 2015, and the financing incurred in connection with the acquisition of four multifamily properties since December 31, 2015. Included in interest expense is the amortization of deferred financing costs of $937,075 and $419,743, net, unrealized loss on derivative instruments of $270,222 and $2,554,041, amortization of loan discount of $90,718 and $0 and credit facility commitment fees of $65,302 and $30,254 for the years ended December 31, 2016 and 2015, respectively.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2016, were $4,848,801 compared to $2,739,688 for the year ended December 31, 2015. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $2,109,113 was primarily due to the acquisition of four multifamily properties since December 31, 2015, and the continuing operation of the properties owned as of December 31, 2015.
Acquisition costs
Acquisition costs for the year ended December 31, 2016, were $1,681,768 compared to $6,569,766 for the year ended December 31, 2015. The decrease of $4,887,998 was primarily due to the acquisition of four multifamily properties with an aggregate contract purchase price of $264,222,500 during the year ended December 31, 2016, compared to the acquisition of 23 multifamily properties with an aggregate contract purchase price of $960,595,000 during the year ended December 31, 2015.
Property Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2016. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2016. As of December 31, 2017, 30 properties were categorized as same-store properties.

The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change $	Change %
Same-store properties:
Revenues	$137,690,513	$130,892,748	$6,797,765	5.2%
Operating expenses	59,595,622	57,169,192	2,426,430	4.2%
Net operating income	78,094,891	73,723,556	4,371,335	5.9%

Non-same-store properties:
Net operating income	15,128,354	7,869,073	7,259,281

Total net operating income(1)	$93,223,245	$81,592,629	$11,630,616
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the year ended December 31, 2017, was $78,094,891 compared to $73,723,556 for the year ended December 31, 2016. The 5.9% increase in same-store net operating income was a result of a 5.2% increase in same-store rental revenues offset by a 4.2% increase in same-store operating expenses.
Revenues
Same-store revenues for the year ended December 31, 2017, were $137,690,513 compared to $130,892,748 for the year ended December 31, 2016. The 5.2% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,084 as of December 31, 2016 to $1,128 as of December 31, 2017, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 92.2% as of December 31, 2016 to 92.9% as of December 31, 2017.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2017, were $59,595,622 compared to $57,169,192 for the year ended December 31, 2016. The increase in same-store operating expenses was primarily attributable to a net increase in repairs, maintenance and turnover costs across the same-store properties.
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
The following is a reconciliation of NOI to net loss for the three months ended December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2017	2016	2017	2016	2015
Net loss	$(10,119,644)	$(7,579,364)	$(33,623,841)	$(37,682,474)	$(50,694,124)
Fees to affiliates(1)	5,725,567	4,179,938	18,388,198	19,401,952	23,730,342
Depreciation and amortization	17,256,537	18,075,650	68,417,556	67,991,543	42,438,760
Interest expense	9,033,784	6,776,582	34,279,194	26,060,155	13,275,604
General and administrative expenses	2,088,534	1,309,974	6,121,153	4,848,801	2,739,688
Acquisition costs	—	8,633	2,185	1,681,768	6,569,766
Other gains and losses(2)	(13,347)	(56,516)	(361,200)	(709,116)	50,195
Net operating income	$23,971,431	$22,714,897	$93,223,245	$81,592,629	$38,110,231
____________________

(1)
Fees to affiliates for the three months and year ended December 31, 2017 exclude property management fees of $1,195,312 and $4,706,698 and other fees of $309,869 and $1,248,100, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2016 exclude property management fees of $1,139,958 and $4,140,513 and other fees of $228,061 and $1,087,408, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2015 exclude property management fees of $1,987,517 and other fees of $584,060, that are included in NOI.

(2)	Other gains and losses for the years ended December 31, 2017, 2016 and 2015 include non-recurring insurance claim recoveries and other non-operating losses that are not included in NOI.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Currently under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 on January 1, 2017, and for any future acquisitions this would result in a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our offering of shares are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Reconciliation of net loss to MFFO:
Net loss	$(33,623,841)	$(37,682,474)	$(50,694,124)
Depreciation of real estate assets	67,407,444	54,857,243	23,291,955
Amortization of lease-related costs	1,010,112	13,134,300	19,146,805
FFO	34,793,715	30,309,069	(8,255,364)
Acquisition fees and expenses (1)(2)	2,185	5,987,477	23,231,390
Unrealized loss on derivative instruments	447,668	270,222	2,554,041
MFFO	$35,243,568	$36,566,768	$17,530,067

FFO per share - basic and diluted	$0.69	$0.64	$(0.38)
MFFO per share - basic and diluted	0.70	0.78	0.81
Loss per common share - basic and diluted	(0.67)	(0.80)	(2.33)
Weighted average number of common shares outstanding, basic and diluted	50,358,618	47,092,206	21,753,832
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this new guidance. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the years ended December 31, 2017, 2016 and 2015 include acquisition fees of $0, $2,766,209 and $10,067,980 and loan coordination fees of $0, $1,539,500 and $6,593,644, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the years ended December 31, 2017, 2016 and 2015 also include acquisition expenses of $2,185, $1,681,768 and $6,569,766, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.
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
As of December 31, 2017, we had not entered into any material leases as a lessee.
REIT Compliance
To continue to qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the year we initially elected to be taxed as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the year ended December 31, 2017, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the year ended December 31, 2016, distributions declared were calculated at a rate of $0.002459 per share per day, which if paid over a 366-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid for the four fiscal quarters of 2017, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan, were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Revolving Line of Credit
First Quarter 2017	$11,078,212	$0.222	$5,255,684	$5,787,328	$11,043,012	$8,000,690	$3,042,322	$8,000,690
Second Quarter 2017	11,267,096	0.224	5,485,359	5,883,326	11,368,685	9,630,375	1,738,310	9,630,375
Third Quarter 2017	11,458,896	0.227	5,561,473	5,875,349	11,436,822	9,903,933	1,532,889	9,903,933
Fourth Quarter 2017	11,516,859	0.227	5,582,330	5,792,089	11,374,419	7,795,507	3,578,912	7,795,507
	$45,321,063	$0.900	$21,884,846	$23,338,092	$45,222,938	$35,330,505	$9,892,433	$35,330,505
____________________

(1)	Distributions during the years ended December 31, 2017 and 2016 were based on daily record dates and calculated at a rate of $0.002466 and $0.002459 per share per day, respectively.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2017, we paid aggregate distributions of $45,222,938, including $21,884,846 of distributions paid in cash and 1,578,832 shares of our common stock issued pursuant to our distribution reinvestment plan for $23,338,092. For the year ended December 31, 2017, our net loss was $33,623,841, we had FFO of $34,793,715 and net cash provided by operations of $35,330,505. For the year ended December 31, 2017, we funded $35,330,505, or 78%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $9,892,433, or 22%, from proceeds from our revolving line of credit. Since inception, of the $105,575,727 in total distributions paid through December 31, 2017, including shares issued pursuant to our distribution reinvestment plan, 71% of such amounts were funded from cash flow from operations 9% were funded from our revolving line of credit and 20% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
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

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, we early adopted ASU 2017-01, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, we recorded the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in an asset acquisition are measured at their acquisition-date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
Organization and Offering Costs
Organization and offering expenses included all expenses paid by us in connection with our initial public offering, including legal, accounting, tax, printing, mailing and filing fees, charges of our escrow agent and transfer agent, expenses of organizing our company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses borne by us (including selling commissions and dealer manager fees) exceed 15% of the gross proceeds raised in our initial public offering. No amounts were owed to us by our advisor pursuant to the advisory agreement because total organization and offering expenses did not exceed 15% of the gross offering proceeds raised in our initial public offering.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017, 2016 and 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2017.
Subsequent Events
Distributions Paid
On January 2, 2018, we paid distributions of $3,886,730, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $1,915,820 and $1,970,910 in shares issued pursuant to our distribution reinvestment plan.

On February 1, 2018, we paid distributions of $3,896,091, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $1,936,839 and $1,959,252 in shares issued pursuant to our distribution reinvestment plan.
On March 1, 2018, we paid distributions of $3,515,700, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $1,743,819 and $1,771,881 in shares issued pursuant to our distribution reinvestment plan.
Estimated Value per Share
On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. See Item 5. “Market For Registrant’s Common Equity, Related Shareholders Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of an estimated value per share, our board of directors determined a price per share for our distribution reinvestment plan of $15.18, effective April 1, 2018. Distributions that accrue during the month of April 2018, which will be paid in May 2018, will be reinvested at $15.18 per share on the May distribution payment date pursuant to our distribution reinvestment plan.
Shares Repurchased
On January 31, 2018, the Company repurchased 184,695 shares of its common stock for a total repurchase value of $2,631,038, or $14.25 average price per share, pursuant to the Company’s share repurchase plan.
Amendment to Share Repurchase Plan
On March 14, 2018, our board of directors determined to amend the terms of our share repurchase plan to (1) limit the amount of shares repurchased pursuant to our share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. The amendments to the share repurchase plan will be effective upon 30 days’ notice to stockholders of the amendments, which is expected to occur prior to the April 2018 repurchase date. Once effective, the new share repurchase price will be $14.12 per share based on the estimated value per share of $15.18. The share repurchase price will be further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price
2 years	95.0% of the Share Repurchase Price
3 years	97.5% of the Share Repurchase Price
4 years	100.0% of the Share Repurchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
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

(4)
The “Share Repurchase Price” shall be 93% of the Estimated Value Per Share. The “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share determined by our board of directors.

Distributions Declared
On March 14, 2018, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2018 and ending on June 30, 2018. The distributions will be equal to $0.002466 per share of our common stock. The distributions for each record date in April 2018, May 2018 and June 2018 will be paid in May 2018, June 2018 and July 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may be also exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, collars, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2017, the fair value of our fixed rate debt was $70,269,968 and the carrying value of our fixed rate debt was $67,505,264. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2017. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2017, the fair value of our variable rate debt was $940,734,211 and the carrying value of our variable rate debt was $925,900,598. Based on interest rates as of December 31, 2017, if interest rates are 100 basis points higher during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase by $9,306,983 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would decrease by $9,564,211.
At December 31, 2017, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 3.56%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.63% at December 31, 2017. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2017, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2017 were not in excess of the capped rates. See also Note 10 to our audited consolidated financial statements included in this annual report.

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data can be found beginning at page F-1 of this annual report.
ITEM 9.                                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.                                       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, management, including our chief executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs. Based upon, and as of the date of, the evaluation, our chief executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this annual report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	67	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	63	Affiliated Director and President
Kevin J. Keating	55	Chief Financial Officer and Treasurer
Ana Marie del Rio	63	Secretary
G. Brian Christie	71	Independent Director
Thomas H. Purcell	67	Independent Director
Kerry D. Vandell	71	Independent Director
Rodney F. Emery has served as our Chairman of the Board since August 2013 and as our Chief Executive Officer since September 2013. Mr. Emery also serves as Chairman of the Board and Chief Executive Officer of Steadfast Income REIT, positions he has held since its inception in May 2009. In addition, Mr. Emery serves as the Chairman of the Board and Chief Executive Officer of Steadfast Apartment REIT III, positions he has held since January 2016 and August 2015, respectively. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Stira Capital Markets Group (formerly “Steadfast Capital Markets Group”). Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
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
 Kerry D. Vandell has served as one of our independent directors since August 2013. Dr. Vandell also served as an independent director of Steadfast Income REIT, Inc. from October 2012 to August 2015. In March 2016, Dr. Vandell was appointed as an independent member of the board of directors of the PREDEX Fund, a mutual fund invested in privately offered, non-traded, perpetual-life institutional real estate funds. Dr. Vandell currently serves as the Dean’s Professor Emeritus of Economics and Public Policy and Director Emeritus of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.
 Our board of directors, excluding Dr. Vandell, has determined that Dr. Vandell is qualified to serve as one of our directors due to Dr. Vandell’s prior position as a finance professor and his real estate program experience.
 G. Brian Christie has served as one of our independent directors since August 2013. Mr. Christie has practiced as an attorney in the real estate, corporate and banking fields since 1979. Mr. Christie currently serves as a principal of Christie Law Firm, a position he has held since 2005. From 1998 to 2005, Mr. Christie served as Chief Executive Officer of Liti Holographics, Inc., a 3-D optical technology company. From 1992 to 1997, Mr. Christie served as a Director, Executive Vice President and General Counsel of ARV Assisted Living, Inc., or ARV, a company which acquired, developed and operated multifamily apartments, senior apartments and assisted living apartments. While at ARV, Mr. Christie played an integral role in the listing of ARV on NASDAQ. Prior to joining ARV, Mr. Christie was a partner at the law firm of Good, Wildman, Hegness and Walley. Mr. Christie received a Bachelor of Arts from Calvary Bible College, a Master of Theology from Dallas Theological Seminary and a Juris Doctor from the University of Texas Law School. Mr. Christie is a member of the State Bar of California, the State Bar of Virginia, and the American Bar Association.
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

Kevin J. Keating has served as our Chief Financial Officer and Treasurer since November 2017 and September 2013, respectively, and as our advisor’s Treasurer and Chief Accounting Officer since September 2013, where he focuses on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating also serves as Chief Financial Officer and Treasurer of Steadfast Income REIT, positions he has held since November 2017 and April 2011, respectively, and Chief Financial Officer and Treasurer of Steadfast Apartment REIT III since November 2017 and August 2015, respectively. Mr. Keating served as the controller of Steadfast Income REIT from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO, USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.
 Ana Marie del Rio has served as our Secretary and Compliance Officer since September 2013. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009 and Secretary and Compliance Officer of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages the Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio also works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2017.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash in 2017	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
G. Brian Christie(1)(2)	$77,500	$24,740	$—	$—	$—	$—	$102,240
Thomas H. Purcell(1)(2)	77,500	24,740	—	—	—	—	102,240
Kerry D. Vandell(1)(2)	87,500	24,740	—	—	—	—	112,240
Ella S. Neyland(3)	—	—	—	—	—	—	—
Rodney F. Emery(3)	—	—	—	—	—	—	—
	$242,500	$74,220	$—	$—	$—	$—	$316,720
_________________

(1)	Independent directors.

(2)
On August 10, 2017, each of our three independent directors was granted 1,666 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our independent directors’ compensation plan. The grant date fair value of the stock was $14.85 per share for an aggregate amount of $24,740 for each independent director. Of these shares of restricted common stock granted in 2017, each independent director had 1,250 shares of restricted common stock that remain unvested as of December 31, 2017. The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted, computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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
Equity Plan Compensation
Our board of directors has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors was entitled to receive 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds from our public offering. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,666 shares of restricted common stock. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
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
ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	970,009
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	970,009

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 8, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	37,092	*
G. Brian Christie	9,997	*
Thomas H. Purcell(4)	14,412	*
Kerry D. Vandell	11,777	*
Ella S. Neyland	370	*
Kevin J. Keating	—	*
Ana Marie del Rio	3,469	*
All officers and directors as a group (seven persons)	77,117	*
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
ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2017 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2017, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
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
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2018, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired, whether or not we ultimately acquire the property or the real estate-related assets. For the year ended December 31, 2017, we did not incur or pay acquisition fees.

•
We pay our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we pay the advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. For the year ended December 31, 2017, we incurred $1,483,740 and paid $755,640 of loan coordination fees.

•
We pay our advisor a monthly investment management fee equal to one-twelfth of 1.0% of the cost of our investments in real properties and real estate-related assets. For the year ended December 31, 2017, we incurred investment management fees to our advisor of $16,904,458. During the same period we paid $18,317,568 in investment management fees to our advisor.

•
We will pay our advisor a disposition fee of up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by a majority of our independent directors, in connection with the sale of a real property or real estate-related asset. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Guidelines (discussed below). With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2017, we did not incur any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimbursed our advisor and its affiliates for organization and offering expenses for actual legal, accounting, tax, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, out of-of-pocket due diligence costs, and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. For the year ended December 31, 2017, we paid our advisor $234,942 for the reimbursement of organization and offering expenses. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us exceeded 15% of the gross proceeds raised in the initial public offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our public offering.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for all expenses incurred by our advisor in providing services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2017, we paid our advisor $1,585,631 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the year ended December 31, 2017, we did not incur or pay our advisor any acquisition expenses.

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
At December 31, 2017, our total operating expenses did not exceed the 2%/25% Guideline.
Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our initial public offering of common stock was Stira Capital Markets Group, LLC (formerly Steadfast Capital Markets Group, LLC), an affiliate of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. As the dealer manager for our initial public offering, Stira Capital Markets Group was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. The dealer manager agreement with our dealer manager provides for the following compensation:

•
We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. For the year ended December 31, 2017, we paid $234,942 in selling commissions to our dealer manager. We terminated our initial public offering on March 24, 2016, and as of December 31, 2017, expect to pay trailing selling commissions subsequent to that date of $562,339.

•
We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the year ended December 31, 2017, no dealer manager fees were paid to our dealer manager.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, with respect to the management of our multifamily properties. Pursuant to the property management agreements, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective property management agreements) for each month. Each property management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 days’ notice of its desire to terminate the property management agreement, provided that we may terminate the property management agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the property manager or its employees or upon an uncured breach of the agreement upon 30 days’ prior written notice to the property manager. For the year ended December 31, 2017, we paid property management fees of $4,685,475 to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2017, we reimbursed on-site personnel costs of $14,022,282 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses and support, and training services. We also reimburse the property manager for the salaries and related benefits of on-site property management employees. For the year ended December 31, 2017, we paid other fees of $1,441,556 to our property manager.
Payments to our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain of our properties. The construction management fee payable with respect to each property under the construction management agreement ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. Generally, each construction management agreement can be terminated by either party with 30 days’ prior written notice to the other party. For the year ended December 31, 2017, we paid construction management fees of $1,431,290 to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2017, we reimbursed labor costs of $2,665,299 to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. In addition, we deposit amounts with an affiliate of our sponsor to cover the cost of property and property related insurance across certain of our properties. For the year ended December 31, 2017, we funded $1,001,744 into the prepaid insurance deductible and property insurance accounts to an affiliate of our sponsor and received $172,213 in insurance proceeds from an affiliate of our sponsor upon filing claims.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2017 and 2016, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2017 and 2016 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$477,472	$478,380
Audit-related fees	—	—
Tax fees	70,296	225,645
All other fees	—	998
Total	$547,768	$705,023

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
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.3
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.4
Amendment No. 3 to the Advisory Agreement, made and entered into as of November 9, 2016, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2016)

10.5
Amendment No. 4 to the Advisory Agreement, made and entered into as of November 8, 2017, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2017)

10.6	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2014)
10.7	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)

10.8
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

10.9
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 5, 2017)

10.10
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 5, 2017)

10.11
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Cumberland, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 5, 2017)

10.12
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 5, 2017)

10.13
Multifamily Note, made as of November 29, 2017, by STAR Cumberland, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 5, 2017)

10.14
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 5, 2017)

10.15
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 5, 2017)

10.16
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Park Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2017)

10.17
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 5, 2017)

10.18
Multifamily Note, made as of November 29, 2017, by STAR Park Valley, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 5, 2017)

10.19
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Horseshoe, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed December 5, 2017)

10.20
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by STAR Horseshoe, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 5, 2017)

10.21
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Horseshoe, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed December 5, 2017)

10.22
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed December 5, 2017)

10.23
Multifamily Note, made as of November 29, 2017, by STAR Horseshoe, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed December 5, 2017)

10.24
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2018)

10.25
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2018)

10.26
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2018)

10.27
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 4, 2018)

10.28
Multifamily Note, made as of December 29, 2017, by STAR Delano, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 4, 2018)

10.29
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 4, 2018)

10.30
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 4, 2018)

10.31
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 4, 2018)

10.32
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 4, 2018)

10.33
Multifamily Note, made as of December 29, 2017, by STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed January 4, 2018)

10.34
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed January 4, 2018)

10.35
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed January 4, 2018)

10.36
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed January 4, 2018)

10.37
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed January 4, 2018)

10.38
Multifamily Note, made as of December 29, 2017, by STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed January 4, 2018)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Irvine, California
March 16, 2018

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,394,779,659	1,368,602,516
Tenant origination and absorption costs	—	2,769,302
Total real estate, cost	1,558,892,731	1,535,484,890
Less accumulated depreciation and amortization	(147,726,630)	(82,099,725)
Total real estate, net	1,411,166,101	1,453,385,165
Cash and cash equivalents	27,298,855	26,768,318
Restricted cash	11,368,850	12,046,948
Rents and other receivables	1,722,065	1,661,187
Other assets	2,812,186	3,239,610
Total assets	$1,454,368,057	$1,497,101,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$27,612,665	$27,841,963
Notes Payable:
Mortgage notes payable, net	948,557,074	751,793,331
Revolving credit facilities, net	44,848,788	219,967,820
Total notes payable, net	993,405,862	971,761,151
Distributions payable	3,886,730	3,788,605
Due to affiliates	2,760,555	3,711,731
Total liabilities	1,027,665,812	1,007,103,450
Commitments and contingencies (Note 9)
Redeemable common stock	36,397,062	27,949,492
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 50,842,640 and 49,698,486 shares issued and outstanding at December 31, 2017 and 2016, respectively	508,426	496,985
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2017 and 2016, respectively	10	10
Additional paid-in capital	633,186,743	625,996,383
Cumulative distributions and net losses	(243,389,996)	(164,445,092)
Total stockholders’ equity	390,305,183	462,048,286
Total liabilities and stockholders’ equity	$1,454,368,057	$1,497,101,228

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$146,032,596	$128,723,298	$61,635,315
Tenant reimbursements and other	17,365,562	15,287,216	6,814,438
Total revenues	163,398,158	144,010,514	68,449,753
Expenses:
Operating, maintenance and management	41,113,376	35,644,845	18,480,708
Real estate taxes and insurance	22,745,539	20,836,003	9,337,432
Fees to affiliates	24,342,996	24,629,873	26,301,919
Depreciation and amortization	68,417,556	67,991,543	42,438,760
Interest expense	34,279,194	26,060,155	13,275,604
General and administrative expenses	6,121,153	4,848,801	2,739,688
Acquisition costs	2,185	1,681,768	6,569,766
Total expenses	197,021,999	181,692,988	119,143,877
Net loss	$(33,623,841)	$(37,682,474)	$(50,694,124)
Loss per common share — basic and diluted	$(0.67)	$(0.80)	$(2.33)
Weighted average number of common shares outstanding — basic and diluted	50,358,618	47,092,206	21,753,832

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2014	9,179,536	$91,795	1,000	$10	$117,443,760	$(14,151,178)	$103,384,387
Issuance of common stock	26,344,086	263,441	—	—	392,921,328	—	393,184,769
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(37,069,634)	—	(37,069,634)
Transfers to redeemable common stock	—	—	—	—	(8,999,601)	—	(8,999,601)
Repurchase of common stock	(18,768)	(188)	—	—	(278,879)	—	(279,067)
Other offering costs to affiliates	—	—	—	—	(7,484,725)	—	(7,484,725)
Distributions declared	—	—	—	—	—	(19,559,628)	(19,559,628)
Amortization of stock-based compensation	—	—	—	—	82,204	—	82,204
Net loss	—	—	—	—	—	(50,694,124)	(50,694,124)
BALANCE, December 31, 2015	35,504,854	355,048	1,000	10	456,614,453	(84,404,930)	372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Repurchase of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	496,985	1,000	10	625,996,383	(164,445,092)	462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	$508,426	1,000	$10	$633,186,743	$(243,389,996)	$390,305,183
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(33,623,841)	$(37,682,474)	$(50,694,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,417,556	67,991,543	42,438,760
Loss on disposal of buildings and improvements	109,321	94,010	—
Amortization of deferred financing costs	1,012,380	937,075	419,743
Amortization of stock-based compensation	79,858	100,060	82,204
Change in fair value of interest rate cap agreements	447,668	270,222	2,554,041
Amortization of loan discount	354,984	90,718	—
Insurance claim recoveries	(341,250)	(658,886)	—
Changes in operating assets and liabilities:
Restricted cash for operating activities	660,114	718,113	(9,933,262)
Rents and other receivables	(60,878)	(275,383)	(847,831)
Other assets	279,756	(956,089)	(1,177,748)
Accounts payable and accrued liabilities	(1,380,056)	8,181,287	12,887,035
Due to affiliates	(625,107)	129,657	1,012,217
Net cash provided by (used in) operating activities	35,330,505	38,939,853	(3,258,965)
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(210,030,200)	(865,489,381)
Additions to real estate investments	(26,826,024)	(53,334,756)	(16,112,523)
Escrow deposits for pending real estate acquisitions	—	(7,092,300)	(26,196,700)
Restricted cash for investing activities	17,984	570,108	(609,318)
Purchase of interest rate cap agreements	(300,000)	(116,100)	(2,554,826)
Proceeds from insurance claims	341,250	658,886	—
Net cash used in investing activities	(26,766,790)	(269,344,362)	(910,962,748)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	197,832,000	41,850,000	404,655,500
Principal payments on mortgage notes payable	(289,590)	(255,878)	(62,256)
Borrowings from revolving credit facilities	10,000,000	35,000,000	186,300,000
Principal payments on revolving credit facilities	(186,300,000)	—	—
Proceeds from issuance of common stock	—	193,953,605	382,566,638
Payments of commissions on sale of common stock and related dealer manager fees	(234,942)	(16,862,099)	(37,069,634)
Reimbursement of other offering costs to affiliates	—	(5,485,093)	(6,165,543)
Payment of deferred financing costs	(965,063)	(1,005,250)	(4,607,285)
Distributions to common stockholders	(21,884,846)	(19,252,136)	(8,326,089)
Repurchase of common stock	(6,190,737)	(2,156,699)	(279,067)
Net cash (used in) provided by financing activities	(8,033,178)	225,786,450	917,012,264
Net increase (decrease) in cash and cash equivalents	530,537	(4,618,059)	2,790,551
Cash and cash equivalents, beginning of year	26,768,318	31,386,377	28,595,826
Cash and cash equivalents, end of year	$27,298,855	$26,768,318	$31,386,377

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,177,704	$24,100,572	$8,953,300
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$98,125	$1,224,836	$1,954,865
Application of escrow deposits to acquire real estate	$—	$7,092,300	$26,696,700
Assumption of mortgage notes payable to acquire real estate	$—	$47,100,000	$68,408,919
Discount on assumed mortgage notes payable	$—	$(2,721,540)	$—
(Decrease) increase in amounts receivable from transfer agent	$—	$(3,119,075)	$1,339,457
(Decrease) increase in amounts payable to affiliates for other offering costs	$—	$(1,319,182)	$1,319,182
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$23,338,092	$21,880,716	$9,278,674
Increase in redeemable common stock	$10,025,412	$19,309,449	$8,999,601
Increase in redemptions payable	$1,577,842	$761,317	$258,330
(Decrease) increase in accounts payable and accrued liabilities from additions to real estate investments	$(427,084)	$(89,223)	$2,285,128
(Decrease) increase in due to affiliates from additions to real estate investments	$(91,127)	$(303,902)	$576,609
(Decrease) increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$(234,942)	$797,281	$—
Assumption of accounts receivable to acquire real estate	$—	$—	$(261,444)
Assumption of other liabilities to acquire real estate	$—	$—	$171,441

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In the future, the Company may acquire additional multifamily properties. The Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3.
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of up to 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of December 31, 2017, the Company had issued 51,414,175 shares of common stock for gross offering proceeds of $765,625,999, including 3,800,148 shares of common stock issued pursuant to the DRP for gross offering proceeds of $55,191,120.
On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. On March 14, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.18, effective April 1, 2018. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, the Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira Capital Markets Group, LLC (formerly Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership, a Delaware limited partnership formed on August 27, 2013. The Company is the sole general partner of the Operating Partnership. The Company and Steadfast

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): clarifying the definition of a business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Real Estate Purchase Price Allocation
Prior to its adoption of ASU 2017-01, the Company recorded the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, the Company records the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in the asset acquisition are measured at their acquisition date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360 (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2017 and 2016 and 2015.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2017 and 2016, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2017 and 2016, the Company had a restricted cash balance of $11,368,850 and $12,046,948, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
DECEMBER 31, 2017

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
As of December 31, 2017 and 2016, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$347,409	$—

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$495,077	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2017 and 2016, the fair value of the notes payable was $1,011,004,179 and $961,382,904, respectively, compared to the carrying value of $993,405,862 and $971,761,151, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the year ended December 31, 2017, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2017 to December 31, 2017.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2017 and 2016, the Company declared distributions totaling $0.900 and $0.900 per share of common stock, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Organization and Offering Costs
Organization and offering costs included all expenses paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s escrow agent and transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, transfer agent costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including selling commissions and dealer manager fees) borne by the Company exceeded 15% of the gross proceeds raised in the Public Offering. Total organization and offering expenses borne by the Company did not exceed 15% of gross offering proceeds raised in the Public Offering.
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
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2017, the Company recorded operating expenses of $4,184,195, which includes $1,449,733 incurred by the Advisor on behalf of the Company, none of which was in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $76,515 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2017.
Income Taxes
The Company elected to be taxed as a REIT under the Internal Revenue Code beginning with the tax year ended December 31, 2014. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017 and 2016, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed interest or penalties by any major tax jurisdictions. The Company’s

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

evaluation was performed for all tax years through December 31, 2017. As of December 31, 2017, the Company’s tax return for calendar year 2016, 2015 and 2014 remain subject to examination by major tax jurisdictions.
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
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to owning and operating multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, tenants and products and services, its assets have been aggregated into one reportable segment.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which resulted in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on its revenue recognition with regard to revenue from tenant reimbursements and other. Based on its assessment, the Company identified limited sources of revenue from non-lease components and does not expect a material impact on its revenue recognition in the consolidated financial statements because these sources of revenue are immaterial to the consolidated financial statements. The Company also does not expect a material impact from adopting this new guidance in connection with its rental revenue, as rental revenue from leasing arrangements is specifically excluded from the standard.
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is in the preliminary stages of evaluating the impact of this ASU on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under this guidance, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of this new guidance and plans to adopt this ASU on January 1, 2019.
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
DECEMBER 31, 2017

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company will adopt this guidance January 1, 2018, and begin presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this new guidance as of January 1, 2017. The Company did not experience a material impact from adopting this new guidance.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09 (discussed above). ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company expects this guidance to apply upon sales of real estate.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

3.          Real Estate
As of December 31, 2017, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of December 31, 2017 and 2016, the Company’s portfolio was approximately 93.1% and 92.2% occupied and the average monthly rent was $1,137 and $1,102, respectively.
As of December 31, 2017 and 2016, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	December 31, 2017
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,394,779,659	$—	$1,558,892,731
Less: Accumulated depreciation and amortization	—	(147,726,630)	—	(147,726,630)
Net investments in real estate and related lease intangibles	$164,113,072	$1,247,053,029	$—	$1,411,166,101

	December 31, 2016
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate
Investments in real estate	$164,113,072	$1,368,602,516	$2,769,302	$1,535,484,890
Less: Accumulated depreciation and amortization	—	(80,340,535)	(1,759,190)	(82,099,725)
Net investments in real estate and related lease intangibles	$164,113,072	$1,288,261,981	$1,010,112	$1,453,385,165
Depreciation and amortization expense was $68,417,556, $67,991,543 and $42,438,760 for the years ended December 31, 2017, 2016 and 2015, respectively.
Depreciation of the Company’s buildings and improvements was $67,407,444, $54,857,243 and $23,291,955 for the years ended December 31, 2017, 2016 and 2015, respectively.
Amortization of the Company’s tenant origination and absorption costs was $1,010,112, $13,134,300 and $19,146,805 for the years ended December 31, 2017, 2016 and 2015, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. At December 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of December 31, 2017, the Company’s real estate portfolio comprised 11,601 apartment homes and was 95.1% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,613,649 and $3,329,299 as of December 31, 2017 and 2016, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

As of December 31, 2017 and 2016, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2017 and 2016, other assets consisted of:

	December 31,
	2017	2016
Prepaid expenses	$1,411,353	$1,602,910
Interest rate cap agreements	347,409	495,077
Other deposits	1,053,424	1,141,623
Other assets	$2,812,186	$3,239,610
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2017 and 2016:

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.58%	$888,345,717
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,823,579
Mortgage notes payable, gross	31				3.63%	956,169,296
Discount, net(2)						(2,275,838)
Deferred financing costs, net(3)						(5,336,384)
Mortgage notes payable, net						$948,557,074

	December 31, 2016
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	23	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	2.82%	$690,536,100
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	68,090,786
Mortgage notes payable, gross	25				2.97%	758,626,886
Discount, net(2)						(2,630,822)
Deferred financing costs, net(3)						(4,202,733)
Mortgage notes payable, net						$751,793,331

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

___________

(1)	See Note 10 for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)
The following table summarizes the debt discount as of December 31, 2017, including the unamortized portion included in the principal balance as well as amounts amortized to interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Debt Discount as of December 31, 2017	Amortization of Debt Discount During the Years Ended
	December 31,
	2017	2016	2015
$2,275,838	$354,984	$90,718	$—
Accumulated amortization related to the debt discount as of December 31, 2017 and December 31, 2016 was $445,702 and $90,718, respectively.

(3)	Accumulated amortization related to deferred financing costs as of December 31, 2017 and December 31, 2016 was $2,234,655 and $939,257, respectively.
Refinancing Transactions
On November 29, 2017, three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the Company’s revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements (each a “Loan Agreement”), with PNC Bank, National Association (“PNC Bank”), for an aggregate principal amount of $100,752,000, (the “November Refinancing Transactions”). Additionally, on December 29, 2017, another three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements, (each a “Loan Agreement”), with PNC Bank for an aggregate principal amount of $97,080,000, (the “December Refinancing Transactions,” together with the November Refinancing Transactions, the “Refinancing Transactions”).
In the Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program, (“CME”), as evidenced by a multifamily note. Pursuant to the CME, the PNC Bank originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at the one-month London Interbank Offered Rate (LIBOR) plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility had a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount available to be drawn under the Credit Facility could have been increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, was incurred. Advances made under the Credit Facility were secured by the property for which such advances were used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan and Security Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan was purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Interest on the outstanding principal balances of the Loans accrued at the one-month LIBOR plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable Notes. Monthly interest payments were due and payable on the first day of each month until the maturity dates. The entire outstanding principal balance and any accrued and unpaid interest on the loans were due and payable in full on the maturity date. In addition to monthly interest payments, an unused commitment fee equal to 0.1% of the average daily difference between (1) the amount outstanding and (2) the maximum facility available was due and payable monthly. Additionally, an unused capacity fee equal to 1.0% of the average daily difference between the amount of the (1) maximum facility available and (2) the outstanding borrowing tranches, each as defined in the Credit Agreement, was due and payable monthly. Upon the second anniversary of each advance pursuant to the Credit Facility, a seasoning fee equal to 0.25% of such advance was due and payable monthly. The seasoning fee would increase by 0.25% on each subsequent anniversary until the Maturity Date. The Company is in the process of terminating the Credit Facility.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of December 31, 2017, the interest rate on the LOC Loans was 3.16%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

As of December 31, 2017 and 2016, the advances obtained and certain financing costs incurred under the Credit Facility and the Line of Credit, which are included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table:

		Amount of Advance as of December 31,
Collateralized Property(1)	Date of Advance	2017	2016
Delano at North Richland Hills(2)	August 26, 2015	$—	$28,875,000
Meadows at North Richland Hills(2)	August 26, 2015	—	24,450,000
Reveal on Cumberland(2)	September 3, 2015	—	22,125,000
Monticello by the Vineyard(2)	September 23, 2015	—	39,150,000
Park Valley Apartments(2)	December 11, 2015	—	38,550,000
PeakView by Horseshoe Lake(2)	December 18, 2015	—	33,150,000
Principal balance on revolving credit facility, gross		—	186,300,000
Principal balance on revolving line of credit, gross		45,000,000	35,000,000
Principal balance on revolving credit facilities, gross		45,000,000	221,300,000
Deferred financing costs, net on revolving credit facility(3)		—	(1,073,997)
Deferred financing costs, net on revolving line of credit(4)		(151,212)	(258,183)
Revolving credit facilities, net		$44,848,788	$219,967,820
___________

(1)	Each property is pledged as collateral for repayment of amounts advanced under the Credit Facility.

(2)	Refinanced as part of the Refinancing Transactions on November 29, and December 29, 2017.

(3)	Accumulated amortization related to deferred financing costs in respect of the Credit Facility as of December 31, 2017 and 2016, was $0 and $389,989, respectively.

(4)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of December 31, 2017 and 2016, was $173,788 and $66,817, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2017:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt obligations(1)	$1,001,169,296	$2,295,889	$49,922,777	$8,385,150	$50,193,024	$61,838,015	$828,534,441
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2017 and 2016, the Company was in compliance with all debt covenants.
For the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense of $34,279,194, $26,060,155 and $13,275,604, respectively. Interest expense for the years ended December 31, 2017, 2016 and 2015 includes amortization of deferred financing costs of $1,012,380, $937,075 and $419,743, net unrealized losses from the change in fair

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

value of interest rate cap agreements of $447,668, $270,222 and $2,554,041, amortization of loan discount of $354,984, $90,718 and $0, seasoning fees on the Credit Facility of $85,426, $0 and $0 and Credit Facility commitment fees of $45,680, $65,302 and $30,254, respectively.
Interest expense of $2,581,941 and $2,295,483 was payable as of December 31, 2017 and 2016, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of December 31, 2017, the Company had issued 51,414,175 shares of common stock for offering proceeds of $680,788,865, including 3,800,148 shares of common stock issued pursuant to the DRP for total proceeds of $55,191,120, net of offering costs of $84,837,134. Offering costs primarily consisted of selling commissions and dealer manager fees.
The issuance and vesting activity for the years ended December 31, 2017, 2016 and 2015 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s 2015, 2016 and 2017 annual meetings is as follows:

	Year Ended December 31,
	2017	2016	2015
Nonvested shares at the beginning of the period	9,997	11,247	11,248
Granted shares	4,998	4,998	4,998
Vested shares	(7,498)	(6,248)	(4,999)
Nonvested shares at the end of the period	7,497	9,997	11,247
The weighted average fair value of restricted stock issued to the Company’s independent directors for the years ended December 31, 2017, 2016 and 2015 is as follows:

Grant Year	Weighted Average Fair Value
2015	$15.00
2016	14.46
2017	14.85
Included in general and administrative expenses is $79,858, $100,060 and $82,204 for the years ended December 31, 2017 2016 and 2015, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2017, the compensation expense related to the issuance of the restricted common stock not yet recognized was $89,006. The weighted average remaining term of the restricted common stock was approximately one year as of December 31, 2017. As of December 31, 2017, no shares of restricted common stock issued to the independent directors have been forfeited.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Convertible Stock
On September 30, 2013, the Company issued 1,000 shares of Convertible Stock to the Advisor for $1,000. The Convertible Stock will convert into shares of common stock if and when: (A) the Company has made total distributions on the then-outstanding shares of its common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company lists its common stock for trading on a national securities exchange, or (C) the Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock will be repurchased for $1.00. In general, each share of Convertible Stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2017 and 2016, no shares of Company preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 14, 2018 and February 14, 2017, the Company’s board of directors determined a price per share for the DRP of $15.18 and $14.85, effective April 1, 2018 and March 1, 2017, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
DECEMBER 31, 2017

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
Beginning March 29, 2016, the date the Company first published an estimated value per share, the purchase price for shares repurchased under the Company’s share repurchase plan is as follows:

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
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the year ended December 31, 2017, the Company repurchased a total of 439,675 shares with a total repurchase value of $6,190,737 and received requests for repurchases of 548,395 shares with a total repurchase value of $7,766,028. During the year ended December 31, 2016, the Company repurchased a total of 156,583 shares

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

with a total repurchase value of $2,156,699 and received requests for the repurchase of 210,320 shares with a total repurchase value of $2,916,099, respectively.
As of December 31, 2017 and 2016, the Company had 184,695 and 75,764 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $2,631,038 and $1,053,198 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of December 31, 2017 and 2016 of $2,631,038 and $1,053,198 on the January 31, 2018 and January 31, 2017 Repurchase Dates, respectively.
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
Pursuant to the share repurchase plan, for the years ended December 31, 2017 and 2016, the Company reclassified $10,025,412 and $19,309,449, net of $6,190,737 and $2,156,699 of fulfilled repurchase requests, respectively, from permanent equity to temporary equity, which are included as redeemable common stock on the accompanying consolidated balance sheets.
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
DECEMBER 31, 2017

meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the year ended December 31, 2017, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002459 per day for each share of the Company’s common stock during the year ended December 31, 2016, which, if paid over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the years ended December 31, 2017 and 2016 were $45,321,063 and $42,357,688, including $23,316,731 and $22,492,707, or 1,573,774 shares and 1,564,440 shares of common stock, respectively, attributable to the DRP.
As of December 31, 2017 and 2016, $3,886,730 and $3,788,605 of distributions declared were payable, which included $1,970,910 and $1,992,271, or 132,721 shares and 137,778 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2017 and 2016, the Company paid cash distributions of $21,884,846 and $19,252,136, which related to distributions declared for each day in the period from December 1, 2016 through November 30, 2017 and December 1, 2015 through November 30, 2016, respectively. Additionally, for the years ended December 31, 2017 and 2016, 1,578,832 and 1,521,505 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $23,338,092 and $21,880,716, respectively. For the years ended December 31, 2017 and 2016, the Company paid total distributions of $45,222,938 and $41,132,852, respectively.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates incurred for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Incurred (Received) For the Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$16,904,458	$15,096,243	$7,068,718
Acquisition fees(1)	—	2,766,209	10,067,980
Acquisition expenses(2)	—	782,047	3,820,236
Loan coordination fees(1)	1,483,740	1,539,500	6,593,644
Property management:
Fees(1)	4,706,698	4,140,513	1,987,517
Reimbursement of onsite personnel(3)	14,194,648	13,013,601	6,633,219
Other fees(1)	1,248,100	1,087,408	584,060
Other fees - property operations(3)	103,320	—	—
Other fees - G&A(4)	92,488	66,064	—
Other operating expenses(4)	1,449,733	1,231,329	1,285,771
Insurance proceeds(5)	(172,213)	—	(54,630)
Property insurance(6)	909,568	174,281	64,570
Consolidated Balance Sheets:
Capitalized
Capital expenditures(7)	28,691	23,178	43,441
Construction management:
Fees(7)	1,453,859	3,601,084	1,212,150
Reimbursement of labor costs(7)	2,551,463	3,804,318	482,589
Additional paid-in capital
Other offering costs reimbursement	—	4,165,911	7,484,725
Selling commissions	—	12,017,003	25,535,008
Dealer manager fees	—	5,642,377	11,534,626
	$44,954,553	$69,151,066	$84,343,624
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Paid (Received) During the Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations:
Expensed
Investment management fees	$18,317,568	$14,734,308	$6,165,489
Acquisition fees	—	3,276,927	10,138,680
Acquisition expenses	—	927,647	3,696,793
Loan coordination fees	755,640	1,539,500	6,873,644
Property management:
Fees	4,685,475	4,053,502	1,764,911
Reimbursement of onsite personnel	14,022,282	12,831,296	6,287,264
Other fees	1,245,748	1,078,882	559,787
Other fees - property operations	103,320	—	—
Other fees - G&A	92,488	66,064	—
Other operating expenses	1,585,631	1,085,134	1,542,357
Insurance proceeds	(172,213)	—	—
Property insurance	1,001,744	230,241	89,151
Consolidated Balance Sheets:
Capitalized
Capital expenditures	28,691	23,178	43,441
Construction management:
Fees	1,431,290	3,625,869	1,091,370
Reimbursement of labor costs	2,665,299	4,083,432	26,763
Additional paid-in capital
Other offering costs reimbursement	—	5,485,093	6,165,543
Selling commissions	234,942	11,219,722	25,535,008
Dealer manager fees	—	5,642,377	11,534,626
	$45,997,905	$69,903,172	$81,514,827

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Amounts attributable to the Advisor and its affiliates that are payable as of December 31, 2017 and 2016, are as follows:

	Payable (Prepaid) as of December 31,
	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees	$—	$1,413,110
Acquisition fees	—	—
Acquisition expenses	—	—
Loan coordination fees	728,100	—
Property management:
Fees	396,722	375,499
Reimbursement of onsite personnel	766,894	594,528
Other fees	41,950	39,598
Other fees - property operations	—	—
Other fees - G&A	—	—
Other operating expenses	76,515	212,413
Insurance proceeds
Property insurance	(172,717)	(80,541)
Consolidated Balance Sheets:
Capitalized
Capital expenditures	—	—
Construction management:
Fees	125,159	102,590
Reimbursement of labor costs	62,876	176,712
Additional paid-in capital
Other offering costs reimbursement	—	—
Selling commissions	562,339	797,281
Dealer manager fees	—	—
	$2,587,838	$3,631,190
Organization and Offering Costs
Organization and offering costs include all expenses paid by the Company in connection with the Public Offering, including legal, accounting, tax, printing, mailing and filing fees, charges of the Company’s transfer agent, expenses of organizing the Company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs and amounts to reimburse the Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with the Public Offering. Any such reimbursement will not exceed actual expenses incurred by the Advisor. Following the termination of the Public Offering, the Advisor had an obligation to reimburse the Company to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by the Company exceeded 15% of the gross proceeds raised in the Primary Offering. Total organization and offering expenses borne by the Company did not exceed 15% of the gross offering proceeds in the Public Offering.
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
DECEMBER 31, 2017

reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the Company’s shares and the ownership of the Company’s shares by such broker-dealers’ customers.
Organization and offering costs include payments made to Crossroads Capital Advisors, whose parent company indirectly owns 25% of the Sponsor, for certain specified services provided to the Company on behalf of the Advisor, including, without limitation, establishing operational and administrative processes; engaging and negotiating with vendors; providing recommendations and advice for the development of marketing materials and ongoing communications with investors; and assisting in public relations activities and the administration of the DRP and share repurchase plan. As of December 31, 2017 and 2016, and from inception to date, the Advisor had incurred and paid $5,139,326 to Crossroads Capital Advisors for the services described above on the Company’s behalf, all of which was recorded by the Company as offering costs during the applicable periods.
The amount of reimbursable organization and offering (“O&O”) costs that have been paid from inception through December 31, 2017 is as follows:

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
When recognized, organization costs are expensed as incurred. From inception through December 31, 2017, the Advisor incurred $42,882 of organizational costs on the Company’s behalf, all of which was reimbursed to the Advisor.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Loan Coordination Fee
The Company pays the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company pays the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced.
Property Management Fees and Expenses
The Company has entered into property management agreements (each, a Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2017 ranges from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives a 60-day prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management Fees and Expenses
The Company has entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements ranges from 8.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
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
DECEMBER 31, 2017

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
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,449,733 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,238,965, none of which were in excess of the 2%/25% Limitation and are included in the $6,121,153 of general and administrative expenses recognized by the Company.
As of December 31, 2017, the Company’s total operating expenses did not exceed the 2%/25% Limitation.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,231,329 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,060,204, none of which were in excess of the 2%/25% Limitation and are included in the $4,848,801 of general and administrative expenses recognized by the Company.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2017 the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2017.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of December 31, 2017 and 2016, expects to pay trailing selling commissions of $562,339 and $797,281, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

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
The Company recorded stock-based compensation expense of $79,858, $100,060 and $82,204 for the years ended December 31, 2017, 2016 and 2015, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7. The Company recorded an operating expense of $242,500, $239,000 and $242,000 for the years ended December 31, 2017, 2016 and 2015, respectively, related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, $55,750 and $58,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
DECEMBER 31, 2017

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2017 and 2016:

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.56%	3.17%	$347,409

December 31, 2016
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2020	One-Month LIBOR	23	$690,536,100	0.77%	2.83%	$495,077
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2017, 2016 and 2015, resulted in an unrealized loss of $447,668, $270,222 and $2,554,041, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company acquired interest rate cap agreements of $300,000 and $116,100, respectively. The fair value of the interest rate cap agreements of $347,409 and $495,077 as of December 31, 2017 and 2016, is included in other assets on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

11.          Pro Forma Information (unaudited)
The following table summarizes, on an unaudited basis, the consolidated pro forma results of operations of the Company for the years ended December 31, 2016 and 2015. The Company acquired four properties during the year ended December 31, 2016. These properties contributed $12,408,647 of revenues and $4,723,946 of net loss, including$10,154,803 of depreciation and amortization, to the Company’s results of operations from the date of acquisition to December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 have been provided to give effect to the acquisitions of the properties as if they had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

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

12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2017
Revenues	$39,704,775	$40,820,869	$41,590,622	$41,281,892	$163,398,158
Net loss	(8,413,038)	(6,959,061)	(8,132,098)	(10,119,644)	(33,623,841)
Loss per common share, basic and diluted	(0.17)	(0.14)	(0.16)	(0.20)	(0.67)
Distributions declared per common share	0.222	0.224	0.227	0.227	0.900
2016
Revenues	$32,519,919	$34,671,223	$37,357,939	$39,461,433	$144,010,514
Net loss	(10,267,922)	(9,946,374)	(9,888,814)	(7,579,364)	(37,682,474)
Loss per common share, basic and diluted	(0.25)	(0.20)	(0.20)	(0.15)	(0.80)
Distributions declared per common share	0.224	0.224	0.226	0.226	0.900

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

13.          Subsequent Events
Distributions Paid
On January 2, 2018, the Company paid distributions of $3,886,730, which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017 and consisted of cash distributions paid in the amount of $1,915,820 and $1,970,910 in shares issued pursuant to the DRP.
On February 1, 2018, the Company paid distributions of $3,896,091, which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018 and consisted of cash distributions paid in the amount of $1,936,839 and $1,959,252 in shares issued pursuant to the DRP.
On March 1, 2018, the Company paid distributions of $3,515,700, which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018 and consisted of cash distributions paid in the amount of $1,743,819 and $1,771,881 in shares issued pursuant to the DRP.
Estimated Value per Share
On March 14, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.18, effective April 1, 2018.
Shares Repurchased
On January 31, 2018, the Company repurchased 184,695 shares of its common stock for a total repurchase value of $2,631,038, or $14.25 average price per share, pursuant to the Company’s share repurchase plan.
Amendment to Share Repurchase Plan
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. The amendments to the share repurchase plan will be effective upon 30 days’ notice to stockholders of the amendments, which is expected to occur prior to the April 2018 repurchase date. Once effective, the new share repurchase price will be $14.12 per share based on the estimated value per share of $15.18. The share repurchase price will be further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)(4)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price
2 years	95.0% of the Share Repurchase Price
3 years	97.5% of the Share Repurchase Price
4 years	100.0% of the Share Repurchase Price
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
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

(4)
The “Share Repurchase Price” shall be 93% of the Estimated Value Per Share. The “Estimated Value per Share” will equal the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2017

Distributions Declared
On March 14, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2018 and ending on June 30, 2018. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in April 2018, May 2018 and June 2018 will be paid in May 2018, June 2018 and July 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$9,885,917	$1,130,314	$13,069,686	$14,200,000	$2,164,405	$1,130,314	$14,814,471	$15,944,785	$(2,477,824)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	19,434,071	3,087,687	24,776,563	27,864,250	2,378,018	3,087,687	26,666,824	29,754,511	(4,245,741)	2001	6/30/2014
Club at Summer Valley	Austin, TX	100%	14,974,101	4,850,153	16,649,847	21,500,000	2,223,429	4,850,153	18,180,430	23,030,583	(2,668,075)	1983	8/28/2014
Terrace Cove Apartment Homes	Austin, TX	100%	16,367,040	5,469,361	18,030,639	23,500,000	3,090,837	5,469,361	20,378,402	25,847,763	(3,233,560)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	73,406,032	8,682,823	89,817,177	98,500,000	9,152,384	8,682,823	96,825,676	105,508,499	(13,489,296)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	34,189,002	7,012,787	41,987,213	49,000,000	5,769,775	7,012,787	46,527,434	53,540,221	(6,795,980)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	27,876,934	4,325,607	35,674,393	40,000,000	3,230,045	4,325,607	38,106,202	42,431,809	(5,091,942)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	17,405,362	1,276,787	23,723,213	25,000,000	2,394,264	1,276,787	25,567,084	26,843,871	(3,367,946)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	35,568,723	5,813,218	45,186,782	51,000,000	5,663,370	5,813,218	49,257,459	55,070,677	(6,401,099)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	13,323,678	1,607,980	17,592,020	19,200,000	708,388	1,607,980	17,642,215	19,250,195	(2,016,145)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	21,570,124	3,299,502	25,939,054	29,238,556	256,703	3,299,502	25,707,970	29,007,472	(3,112,624)	2014	3/30/2015
Randall Highlands Apartments	North Aurora, IL	100%	22,370,038	2,499,350	29,787,091	32,286,441	255,407	2,499,350	29,283,977	31,783,327	(3,231,046)	2013	3/31/2015
Heritage Place Apartments	Franklin, TN	100%	7,075,910	1,697,036	7,952,964	9,650,000	1,620,741	1,697,036	9,393,064	11,090,100	(1,241,671)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	11,399,400	3,599,586	12,850,414	16,450,000	2,608,121	3,599,586	14,985,489	18,585,075	(1,948,790)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	50,224,508	7,747,295	64,252,705	72,000,000	4,866,626	7,747,295	67,313,585	75,060,880	(7,838,166)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	26,178,294	5,895,389	31,704,611	37,600,000	3,311,543	5,895,389	34,212,687	40,108,076	(4,117,136)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	37,206,374	7,219,143	46,180,857	53,400,000	4,874,591	7,219,143	49,661,709	56,880,852	(5,963,952)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	45,138,315	7,553,349	59,246,651	66,800,000	7,267,174	7,553,349	64,775,984	72,329,333	(7,206,962)	1989	6/30/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carrington Park	Kansas City, MO	100%	$29,492,166	$2,517,886	$36,962,114	$39,480,000	$2,247,823	$2,517,886	$38,308,181	$40,826,067	$(3,847,121)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	29,748,800	3,941,458	34,558,542	38,500,000	3,519,823	3,941,458	37,069,904	41,011,362	(4,169,198)	2003	8/26/2015
Meadows at North Richland Hills	North Richland Hills, TX	100%	25,401,008	4,054,337	28,545,663	32,600,000	3,308,782	4,054,337	30,924,456	34,978,793	(3,636,788)	1999	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	34,063,065	3,938,677	42,261,323	46,200,000	876,625	3,938,677	41,894,232	45,832,909	(4,045,600)	1997	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	41,086,540	5,386,400	46,813,600	52,200,000	3,692,213	5,386,400	49,202,841	54,589,241	(5,113,747)	2002	9/23/2015
The Shores	Oklahoma City, OK	100%	24,223,579	2,100,531	34,149,469	36,250,000	170,745	2,100,531	33,410,448	35,510,979	(2,971,500)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	45,189,596	4,789,210	55,710,790	60,500,000	1,369,116	4,789,210	55,547,873	60,337,083	(5,105,515)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	43,281,685	1,899,956	56,600,044	58,500,000	3,158,059	1,899,956	58,397,292	60,297,248	(5,383,926)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	28,087,152	2,461,583	37,838,417	40,300,000	1,196,487	2,461,583	38,226,670	40,688,253	(3,117,496)	2002	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	44,631,951	9,991,810	41,408,190	51,400,000	4,121,472	9,991,810	44,330,031	54,321,841	(4,008,223)	1987	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	33,644,109	2,436,847	41,763,153	44,200,000	1,695,016	2,436,847	42,650,914	45,087,761	(3,773,749)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	—	4,064,811	43,685,189	47,750,000	2,281,580	4,064,811	44,971,450	49,036,261	(3,759,109)	2005	12/30/2015
Fielder’s Creek	Englewood, CO	100%	—	4,219,943	28,180,057	32,400,000	1,560,150	4,219,943	29,065,138	33,285,081	(2,231,311)	1983	3/23/2016
Landings of Brentwood(5)	Brentwood, TN	100%	—	14,525,434	95,474,566	110,000,000	6,523,082	14,525,434	98,757,930	113,283,364	(6,676,780)	1986-89	5/18/2016
1250 West Apartments	Marietta, GA	100%	41,674,241	9,304,511	46,467,989	55,772,500	582,618	9,304,511	45,743,908	55,048,419	(2,647,029)	1987 / 95	8/12/2016
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	100%	44,439,359	5,712,311	57,616,149	63,328,460	824,181	5,712,311	56,977,729	62,690,040	(2,791,583)	2009	9/29/2016
			$948,557,074	$164,113,072	$1,332,457,135	$1,496,570,207	$98,963,593	$164,113,072	$1,394,779,659	$1,558,892,731	$(147,726,630)
______________
(1) Encumbrances are net of deferred financing costs and loan discount associated with the loans for each individual property listed above.
(2) Initial cost of company represents costs at acquisition that are included in real estate on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2017

(3) Building and improvements include tenant origination and absorption costs.
(4) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2017.
(5) Encumbrances exclude the principal balance of $45,000,000 and associated deferred financing costs of $151,212 related to the revolving credit facility at the company level co-collateralized by Landings of Brentwood.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$1,535,484,890	$1,238,065,773	$274,396,762
Acquisitions	—	261,500,960	960,504,997
Improvements	26,307,813	52,941,631	18,974,260
Write-off of disposed and fully depreciated and amortized assets	(2,899,972)	(17,023,474)	(15,810,246)
Balance at the end of the year	$1,558,892,731	$1,535,484,890	$1,238,065,773

Accumulated depreciation:
Balance at the beginning of the year	$82,099,725	$31,037,647	$4,409,133
Depreciation expense	68,417,556	67,991,543	42,438,760
Write-off of disposed and fully depreciated and amortized assets	(2,790,651)	(16,929,465)	(15,810,246)
Balance at the end of the year	$147,726,630	$82,099,725	$31,037,647

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 16, 2018.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 16, 2018

Chief Financial Officer and Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 16, 2018
Kevin J. Keating

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 16, 2018

/s/ G. Brian Christie	Director
G. Brian Christie		March 16, 2018

/s/ Thomas H. Purcell	Director
Thomas H. Purcell		March 16, 2018

/s/ Kerry D. Vandell	Director
Kerry D. Vandell		March 16, 2018