Form 10-Q
period 2018-03-31
Steadfast Apartment REIT, Inc.
filed 2018-05-10
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 3(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2018, there were 51,135,201 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,397,981,828	1,394,779,659
Total real estate, cost	1,562,094,900	1,558,892,731
Less accumulated depreciation and amortization	(165,150,626)	(147,726,630)
Total real estate, net	1,396,944,274	1,411,166,101
Cash and cash equivalents	24,202,447	27,298,855
Restricted cash	9,587,654	11,368,850
Rents and other receivables	2,485,440	1,722,065
Other assets	2,725,119	2,812,186
Total assets	$1,435,944,934	$1,454,368,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$25,395,038	$27,612,665
Notes Payable, net:
Mortgage notes payable, net	948,763,775	948,557,074
Revolving credit facilities, net	44,875,164	44,848,788
Total notes payable, net	993,638,939	993,405,862
Distributions payable	3,900,642	3,886,730
Due to affiliates	2,178,934	2,760,555
Total liabilities	1,025,113,553	1,027,665,812
Commitments and contingencies (Note 9)
Redeemable common stock	—	36,397,062
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 51,024,374 and 50,842,640 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	510,244	508,426
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	673,041,680	633,186,743
Cumulative distributions and net losses	(262,720,553)	(243,389,996)
Total stockholders’ equity	410,831,381	390,305,183
Total liabilities and stockholders’ equity	$1,435,944,934	$1,454,368,057

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$36,800,334	$35,503,148
Tenant reimbursements and other	4,566,692	4,201,627
Total revenues	41,367,026	39,704,775
Expenses:
Operating, maintenance and management	9,974,835	9,450,859
Real estate taxes and insurance	5,685,380	6,232,047
Fees to affiliates	5,796,678	5,638,971
Depreciation and amortization	17,435,350	17,398,525
Interest expense	9,092,883	7,882,714
General and administrative expenses	1,399,994	1,513,512
Acquisition costs	—	1,185
Total expenses	49,385,120	48,117,813
Net loss	$(8,018,094)	$(8,413,038)
Loss per common share — basic and diluted	$(0.16)	$(0.17)
Weighted average number of common shares outstanding — basic and diluted	50,976,133	49,921,129
Distributions declared per share	$0.222	$0.222

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	49,698,486	$496,985	1,000	$10	$625,996,383	$(164,445,092)	$462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	508,426	1,000	10	633,186,743	(243,389,996)	390,305,183
Issuance of common stock	383,906	3,840	—	—	5,697,190	—	5,701,030
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(202,172)	(2,022)	—	—	(2,884,194)	—	(2,886,216)
Distributions declared	—	—	—	—	—	(11,312,463)	(11,312,463)
Amortization of stock-based compensation	—	—	—	—	13,839	—	13,839
Net loss	—	—	—	—	—	(8,018,094)	(8,018,094)
BALANCE, March 31, 2018	51,024,374	$510,244	1,000	$10	$673,041,680	$(262,720,553)	$410,831,381

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(8,018,094)	$(8,413,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,435,350	17,398,525
Loss on disposal of buildings and improvements	180,041	8,529
Amortization of deferred financing costs	246,274	253,732
Amortization of stock-based compensation	13,839	19,869
Change in fair value of interest rate cap agreements	(447,614)	255,002
Amortization of loan discount	88,746	88,746
Insurance claim recoveries	(143,972)	(11,834)
Changes in operating assets and liabilities:
Rents and other receivables	(763,375)	(170,380)
Other assets	534,681	585,659
Accounts payable and accrued liabilities	(1,525,012)	(4,683,314)
Due to affiliates	(513,838)	(1,237,692)
Net cash provided by operating activities	7,087,026	4,093,804
Cash Flows from Investing Activities:
Additions to real estate investments	(3,466,412)	(9,915,481)
Proceeds from insurance claims	143,972	11,834
Net cash used in investing activities	(3,322,440)	(9,903,647)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(101,943)	(65,721)
Borrowings from revolving credit facilities	—	10,000,000
Payments of commissions on sale of common stock	(56,510)	(57,569)
Distributions to common stockholders	(5,597,521)	(5,255,684)
Repurchase of common stock	(2,886,216)	(1,053,198)
Net cash (used in) provided by financing activities	(8,642,190)	3,567,828
Net decrease in cash, cash equivalents and restricted cash	(4,877,604)	(2,242,015)
Cash, cash equivalents and restricted cash, beginning of the period	38,667,705	38,815,266
Cash, cash equivalents and restricted cash, end of the period	$33,790,101	$36,573,251

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,705,963	$7,154,208
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$13,912	$35,200
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,701,030	$5,787,328
Decrease in redeemable common stock	$(36,397,062)	$(2,387,814)
(Decrease) increase in redemptions payable	$(631,040)	$370,218
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(61,575)	$(1,342,749)
(Decrease) increase in due to affiliates from additions to real estate investments	$(11,273)	$12,037
Decrease in due to affiliates for commissions on sale of common stock	$(56,510)	$(57,569)

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”) as described in Note 6 (Stockholders’ Equity).
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to the Company’s focus on multifamily properties, the Company may also make selective strategic acquisitions of other types of commercial properties. The Company may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of March 31, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of March 31, 2018, the Company had issued 51,798,081 shares of common stock for gross offering proceeds of $771,327,030, including 4,184,054 shares of common stock issued pursuant to the DRP for gross offering proceeds of $60,892,151.
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. On March 14, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.46, $14.85 and $15.18, effective May 1, 2016, March 1, 2017 and April 1, 2018. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Limited Partnership Agreement (the “Partnership Agreement”) on September 3, 2013.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than Accounting Standards Update (“ASU”) 2016-18, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$795,023	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$347,409	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2018 and December 31, 2017, the fair value of the notes payable was $1,009,923,592 and $1,011,004,179, respectively, compared to the carrying value of $993,638,939 and $993,405,862, respectively.
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended March 31, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2018, through March 31, 2018.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2018 and 2017, the Company declared distributions totaling $0.222 and $0.222 per share of common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Reclassifications
Certain amounts in the Company’s prior period consolidated unaudited financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2018, the Company adopted ASU 2016-18, as further described below. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from the standard.
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
March 31, 2018
(unaudited)

because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of this new guidance and plans to adopt this ASU on January 1, 2019.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted this guidance January 1, 2018 and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09. ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted this guidance January 1, 2018. The Company did not experience a material impact from adopting this new guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance January 1, 2018. The Company did not experience a material impact from adopting this new guidance.
3.          Real Estate
As of March 31, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of March 31, 2018 and December 31, 2017, the Company’s portfolio was approximately 92.9% and 93.1% occupied and the average monthly rent was $1,128 and $1,137, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

As of March 31, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties and related intangibles were as follows:

	March 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,397,981,828	$1,562,094,900
Less: Accumulated depreciation and amortization	—	(165,150,626)	(165,150,626)
Net investments in real estate and related lease intangibles	$164,113,072	$1,232,831,202	$1,396,944,274

	December 31, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,394,779,659	$1,558,892,731
Less: Accumulated depreciation and amortization	—	(147,726,630)	(147,726,630)
Net investments in real estate and related lease intangibles	$164,113,072	$1,247,053,029	$1,411,166,101
Depreciation and amortization expense was $17,435,350 and $17,398,525 for the three months ended March 31, 2018 and 2017, respectively.
Depreciation of the Company’s buildings and improvements was $17,435,350 and $16,388,413 for the three months ended March 31, 2018 and 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0 and $1,010,112 for the three months ended March 31, 2018 and 2017, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. As of March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of March 31, 2018, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 95.0% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,686,985 and $3,613,649 as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

4.          Other Assets
As of March 31, 2018 and December 31, 2017, other assets consisted of:

	March 31, 2018	December 31, 2017
Prepaid expenses	$902,018	$1,411,353
Interest rate cap agreements	795,023	347,409
Other deposits	1,028,078	1,053,424
Other assets	$2,725,119	$2,812,186
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2018 and December 31, 2017.

	March 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.90%	$888,312,403
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,754,949
Mortgage notes payable, gross	31				3.92%	956,067,352
Discount, net(2)						(2,187,092)
Deferred financing costs, net(3)						(5,116,485)
Mortgage notes payable, net						$948,763,775

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.58%	$888,345,717
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,823,579
Mortgage notes payable, gross	31				3.63%	956,169,296
Discount, net(2)						(2,275,838)
Deferred financing costs, net(3)						(5,336,384)
Mortgage notes payable, net						$948,557,074

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to the debt discount as of March 31, 2018 and December 31, 2017, was $534,447 and $445,701, respectively.

(3)	Accumulated amortization related to deferred financing costs as of March 31, 2018 and December 31, 2017, was $2,454,554 and $2,234,655, respectively.

Refinancing Transactions

On November 29, 2017, three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the Company’s revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements (each a “Loan Agreement”), with PNC Bank, National Association, or PNC Bank, for an aggregate principal amount of $100,752,000, (the “November Refinancing Transactions”). Additionally, on December 29, 2017, another three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements (each a “Loan Agreement”), with PNC Bank for an aggregate principal amount of $97,080,000 (the “December Refinancing Transactions,” together with the November Refinancing Transactions, the “Refinancing Transactions”).
In the Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (“CME”), as evidenced by a multifamily note. Pursuant to the CME, PNC Bank originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Association. Each Loan Agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility had a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount available to be drawn under the Credit Facility could have been increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, was incurred. Advances made under the Credit Facility were secured by the property for which such advances were used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan and Security Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan and Security Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan was purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of December 31, 2017, the Company had no outstanding balance under the Credit Facility. The Company is in the process of terminating the Credit Facility.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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
Revolving Line of Credit
On May 18, 2016, the Company entered into a line of credit facility (the “Line of Credit”) with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provides for advances (each, an “LOC Loan” and collectively, the “LOC Loans”) solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit has a maturity date of May 17, 2019, subject to extension (the “LOC Maturity Date”), as further described in the loan agreement (the “LOC Loan Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood Property (the “Mortgaged Property”). Advances made under the Line of Credit are secured by the Mortgaged Property, as evidenced by the LOC Loan Agreement, the Revolving Credit Loan Note (the “LOC Note”), the Deed of Trust and a Guaranty from the Company (the “LOC Guaranty,” together with the LOC Loan Agreement and the LOC Note, the “LOC Loan Documents”).
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there may not be at any time outstanding more than eight Borrowing Tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of March 31, 2018, the interest rate on the LOC Loans was 3.48%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.
As of March 31, 2018 and December 31, 2017, the advances obtained and certain financing costs incurred under the Line of Credit, which is included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	March 31, 2018	December 31, 2017
Principal balance on revolving line of credit, gross(1)	$45,000,000	$45,000,000
Deferred financing costs, net on revolving line of credit(2)	(124,836)	(151,212)
Revolving credit facilities, net	$44,875,164	$44,848,788

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

___________

(1)	Landings of Brentwood is pledged as collateral for repayment of amounts advanced under the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of March 31, 2018 and December 31, 2017, was $200,164 and $173,788, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt(1)	$1,001,067,352	$2,184,120	$49,904,419	$8,327,845	$49,841,647	$61,568,950	$829,240,371
___________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of March 31, 2018, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2018 and 2017, the Company incurred interest expense of $9,092,883 and $7,882,714, respectively. Interest expense for the three months ended March 31, 2018 and 2017, includes amortization of deferred financing costs of $246,274 and $253,732, net unrealized gains (losses) from the change in fair value of interest rate cap agreements of $447,614 and ($255,002), amortization of loan discount of $88,746 and $88,746 and Credit Facility commitment fees of $7,397 and $13,370, respectively.
Interest expense of $3,081,455 and $2,581,941 was payable as of March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of March 31, 2018, the Company had issued 51,798,081 shares of common stock for offering proceeds of $686,489,896, including 4,184,054 shares of common stock issued pursuant to the DRP for total proceeds of $60,892,151, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees.
As further discussed in Note 8 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the three months ended March 31, 2018, and year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	7,497	9,997
Granted shares	—	4,998
Vested shares	—	(7,498)
Nonvested shares at the end of the period	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the three months ended March 31, 2018, and year ended December 31, 2017, is as follows:

Grant Year	Weighted Average Fair Value
2017	$14.85
2018	n/a
Included in general and administrative expenses is $13,839 and $19,869 for the three months ended March 31, 2018 and 2017, for compensation expense related to the issuance of restricted common stock. As of March 31, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $75,167. The weighted average remaining term of the restricted common stock was approximately one year as of March 31, 2018. As of March 31, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
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
March 31, 2018
(unaudited)

Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 14, 2018, February 14, 2017 and March 24, 2016, the Company’s board of directors determined a price per share for the DRP of $15.18, $14.85 and $14.46, effective April 1, 2018, March 1, 2017 and May 1, 2016, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. The new share repurchase price is $14.12 per share, which represents 93% of the estimated value per share of $15.18. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

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

(4)
The “Share Repurchase Price” shall be 93% of the Estimated Value Per Share. The “Estimated Value per Share” means the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three months ended March 31, 2018, the Company repurchased a total of 202,170 shares with a total repurchase value of $2,886,216 and received requests for repurchases of 309,952 shares with a total repurchase value of $4,262,726. During the three months ended March 31, 2017, the Company repurchased a total of 75,764 shares with a total repurchase value of $1,053,198 and received requests for the repurchase of 102,187 shares with a total repurchase value of $1,423,416.
As of March 31, 2018 and 2017, the Company had 144,442 and 102,187 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $2,000,000 and $1,423,416 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of March 31, 2018 and 2017, on the May 1, 2018, and April 28, 2017, Repurchase Dates, respectively.
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
March 31, 2018
(unaudited)

period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and, next, pro rata as to other repurchase requests.
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. The Company’s board of directors has further limited the amount of shares that may be repurchased pursuant to the share repurchase plan to $2,000,000 per quarter. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan.
The Company’s board of directors may again, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
Pursuant to the share repurchase plan, for the three months ended March 31, 2018, the Company reclassified $37,028,102, net of $2,886,216 of fulfilled redemption requests, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. For the three months ended March 31, 2017, the Company reclassified $2,387,814, net of $1,053,198 of fulfilled redemption requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term goal is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at times during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use to fund distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during the three months ended March 31, 2018 and 2017, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three months ended March 31, 2018 and 2017 were $11,312,463 and $11,078,212, including $5,671,096 and $5,773,757, or 381,892 shares and 392,430 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2018 and December 31, 2017, $3,900,642 and $3,886,730 of distributions declared were payable, which included $1,940,976 and $1,970,910, or 130,705 shares and 132,721 shares of common stock attributable to the DRP, respectively.
Distributions Paid
For the three months ended March 31, 2018 and 2017, the Company paid cash distributions of $5,597,521 and $5,255,684, which related to distributions declared for each day in the period from December 1, 2017, through February 28, 2018, and December 1, 2016, through February 28, 2017, respectively. Additionally, for the three months ended March 31, 2018 and 2017, 383,908 and 396,962 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,701,030 and $5,787,328, respectively. For the three months ended March 31, 2018 and 2017, the Company paid total distributions of $11,298,551 and $11,043,012, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three months ended March 31, 2018 and 2017 and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of March 31, 2018 and December 31, 2017 are as follows:

	Incurred For The Three Months Ended March 31,		Payable (prepaid) as of
	2018	2017	March 31, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,262,253	$4,200,140	$3,024	$—
Acquisition expenses(2)	—	1,185	—	—
Loan coordination fees(1)	—	—	—	728,100
Property management:
Fees(1)	1,191,167	1,142,347	402,395	396,722
Reimbursement of onsite personnel(3)	3,562,735	3,439,433	873,894	766,894
Other fees(1)	343,258	296,484	36,945	41,950
Other fees - property operations(3)	23,649	26,707	—	—
Other fees - G&A(4)	9,299	21,145	—	—
Other operating expenses(4)	261,411	441,766	180,094	76,515
Insurance proceeds(5)	—	(100,000)	—	—
Property insurance(6)	379,094	40,270	(153,412)	(172,717)
Consolidated Balance Sheets:
Capitalized
Capital expenditures(7)	5,622	—	—	—
Construction management:
Fees(7)	136,443	551,927	126,925	125,159
Reimbursement of labor costs(7)	232,591	1,021,294	49,828	62,876
Additional paid-in capital
Selling commissions	—	—	505,829	562,339
	$10,407,522	$11,082,698	$2,025,522	$2,587,838
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Charter limits the Company’s ability to pay acquisition fees if the total of all acquisition fees and expenses relating to the purchase would exceed 4.5% of the contract purchase price. Under the Charter, a majority of the Company’s board of directors, including a majority of the independent directors, is required to approve any acquisition fees (or portion thereof) that would cause the total of all acquisition fees and expenses relating to an acquisition to exceed 4.5% of the contract purchase price. In connection with the purchase of securities, the acquisition fee may be paid to an affiliate of the Advisor that is registered as a Financial Industry Regulatory Authority, Inc. (“FINRA”) member broker-dealer if applicable FINRA rules would prohibit the payment of the acquisition fee to a firm that is not a registered broker-dealer.
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2018, ranges from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

In addition to the property management fee, the Property Management Agreements also specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
March 31, 2018
(unaudited)

acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of March 31, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2018, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2018.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of March 31, 2018 and December 31, 2017, expects to pay trailing selling commissions of $505,829 and $562,339, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

The Company recorded stock-based compensation expense of $13,839 and $19,869 for the three months ended March 31, 2018 and 2017, respectively, related to the independent directors restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $55,750 and $61,750 for the three months ended March 31, 2018 and 2017, related to the independent directors annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $55,750 and $55,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2018 and December 31, 2017:

March 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.88%	3.21%	$795,023

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.56%	3.17%	$347,409
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2018 and 2017, resulted in an unrealized gain (loss) of $447,614 and ($255,002), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2018 and 2017, the Company did not acquire any interest rate cap agreements. The fair value of the interest rate cap agreements of $795,023 and $347,409 as of March 31, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
On April 2, 2018, the Company paid distributions of $3,900,642, which related to distributions declared for each day in the period from March 1, 2018, through March 31, 2018, and consisted of cash distributions paid in the amount of $1,959,666 and $1,940,976 in shares issued pursuant to the DRP.
On May 1, 2018, the Company paid distributions of $3,784,139, which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018 and consisted of cash distributions paid in the amount of $1,893,602 and $1,890,537 in shares issued pursuant to the DRP.
Distributions Declared
On May 8, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2018 and ending on September 30, 2018. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in July 2018, August 2018 and September 2018 will be paid in August 2018, September 2018 and October 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
All forward looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2018.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed, and currently qualifies, as a REIT. We invest in and manage a diverse portfolio of multifamily properties located in targeted markets throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of March 31, 2018, we had sold 51,798,081 shares of common stock for gross proceeds of $771,327,030, including 4,184,054 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $60,892,151.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $14.46, $14.85 and $15.18, effective May 1, 2016, March 1, 2017 and April 1, 2018. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
Subject to certain restrictions and limitations, Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” manages our day-to-day operations and our portfolio of properties and real estate-related assets. Our advisor sources and presents investment opportunities to our board of directors. Our advisor also provides investment management, marketing, investor relations and other administrative services on our behalf.
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
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Failing to qualify as a REIT could materially and adversely affect our net income and results of operations.

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
Our Real Estate Portfolio
As of March 31, 2018, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,888,255	95.5%	93.8%	$1,058	$1,076
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,438,144	94.5%	93.5%	955	942
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,977,248	93.5%	94.6%	871	926
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,370,480	94.4%	91.4%	889	880
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,416,111	91.2%	88.6%	1,234	1,272
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,196,251	91.4%	91.4%	1,013	973
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,884,830	94.8%	92.9%	1,367	1,344
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,409,170	93.8%	91.7%	1,057	1,061
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,573,646	92.2%	92.5%	1,141	1,136
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,328,054	94.9%	93.5%	834	837
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,575,355	94.1%	93.2%	1,067	1,072
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,374,331	91.8%	90.4%	1,675	1,747

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	$9,650,000	$7,048,417	89.5%	96.2%	$922	$1,052
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,406,124	92.2%	90.6%	972	966
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,231,332	92.9%	93.5%	937	946
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,183,450	92.4%	94.4%	1,092	1,120
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	37,212,894	94.7%	94.2%	1,183	1,178
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,144,457	90.6%	92.7%	871	881
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,496,411	95.0%	94.6%	1,004	1,049
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,759,342	96.2%	94.7%	1,383	1,391
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,409,973	95.2%	95.6%	1,304	1,290
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,069,192	93.4%	93.1%	1,509	1,515
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,104,880	94.4%	96.6%	1,309	1,331
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,154,949	90.7%	90.7%	1,003	972
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,196,446	91.4%	92.1%	1,591	1,652
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,294,592	90.6%	92.2%	1,293	1,340
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,091,457	92.4%	94.6%	1,236	1,242
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,646,959	91.5%	92.3%	962	958
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,656,258	95.5%	95.5%	1,341	1,381
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	93.5%	94.9%	1,145	1,139
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	95.4%	94.5%	1,163	1,171
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	94.2%	96.0%	1,175	1,175
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,680,049	91.0%	91.2%	991	958
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,544,718	93.4%	94.3%	1,498	1,527
				11,601	$1,499,381,750	$948,763,775	92.9%	93.1%	$1,128	$1,137
_____________________

(1)	As of March 31, 2018, our portfolio was approximately 95.0% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

PART I — FINANCIAL INFORMATION (continued)

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $124,836 related to the line of credit at the company level.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 to our condensed consolidated unaudited financial statements in this quarterly report.
Income Taxes
We elected to be taxed as, and currently qualify as, a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years through December 31, 2017.
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the three months ended March 31, 2018 and 2017, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the fiscal quarter ended March 31, 2018, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Notes Payable	Net Cash Provided by Operating Activities
First Quarter 2018	$11,312,463	$0.222	$5,597,521	$5,701,030	$11,298,551	$7,087,026	$4,211,525	$7,087,026
____________________

(1)	Distributions during the first quarter of 2018 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2018, we paid aggregate distributions of $11,298,551, including $5,597,521 of distributions paid in cash and 383,908 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,701,030. For the three months ended March 31, 2018, our net loss was $8,018,094, we had funds from operations, or FFO, of $9,417,256 and net cash provided by operations of $7,087,026. For the three months ended March 31, 2018, we funded $7,087,026 and $4,211,525, or 63% and 37%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from the refinancing of our credit facility. Since inception, of the $116,874,279 in total distributions paid through March 31, 2018, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 12% were funded from proceeds from our revolving line of credit and the refinancing of our credit facility and 18% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of March 31, 2018, we had not entered into any material leases as a lessee.

PART I — FINANCIAL INFORMATION (continued)

REIT Compliance
To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We monitor the operations and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2018, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $24,202,447 as of March 31, 2018;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing, including financing pursuant to our line of credit described below, will be adequate to meet our liquidity requirements and capital commitments.
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
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank, National Association, or PNC Bank, in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of March 31, 2018, $45,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of the London Interbank Offered Rate (LIBOR) plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid

PART I — FINANCIAL INFORMATION (continued)

interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 (Debt) to the unaudited consolidated financial statements contained in this quarterly report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
 We commenced real estate operations with the acquisition of our first multifamily property on May 22, 2014. As of March 31, 2018, we owned 34 multifamily properties. During the three months ended March 31, 2018, net cash provided by operating activities was $7,087,026 compared to net cash provided by operating activities of $4,093,804 for the three months ended March 31, 2017. The increase in net cash provided by operating activities is primarily due to changes in accounts payable and accrued liabilities, amounts due to affiliates and changes in the fair value of our interest rate cap agreements. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.

Cash Flows Used in Investing Activities
During the three months ended March 31, 2018, net cash used in investing activities was $3,322,440 compared to $9,903,647 during the three months ended March 31, 2017. The decrease in net cash used in investing activities was primarily the result of fewer additions to real estate investments during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Net cash used in investing activities during the three months ended March 31, 2018, consisted of the following:

•	$3,466,412 of cash used for improvements to real estate investments; and

•	$143,972 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, net cash used in financing activities was $8,642,190 compared to net cash provided by financing activities of $3,567,828 during the three months ended March 31, 2017. The decrease in net cash used in financing activities is due to a decrease in proceeds from borrowings on credit facilities from $10,000,000 during the three months ended March 31, 2017, compared to no borrowings during the three months ended March 31, 2018, partially offset by an increase in redemptions of common stock during the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2018, consisted of the following:

•	$56,510 of payments of commissions on sales of common stock;

•	$101,943 of principal payments on mortgage notes payable;

•	$2,886,216 of cash paid for the repurchase of common stock; and

•	$5,597,521 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $5,701,030.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At March 31, 2018, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.

PART I — FINANCIAL INFORMATION (continued)

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of March 31, 2018, we had indebtedness totaling an aggregate principal amount of $993,638,939, including the net discount on a note payable of $2,187,092 and the net deferred financing costs of $5,241,321. The following is a summary of our contractual obligations as of March 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$271,961,141	$29,800,608	$76,679,147	$71,663,220	$93,818,166
Principal payments on outstanding debt obligations(2)	1,001,067,352	2,184,120	58,232,264	111,410,597	829,240,371
Total	$1,273,028,493	$31,984,728	$134,911,411	$183,073,817	$923,058,537
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2018. We incurred interest expense of $9,092,883 during the three months ended March 31, 2018, including amortization of deferred financing costs totaling $246,274, net unrealized gains from the change in fair value of interest rate cap agreements of $447,614, amortization of loan discount of $88,746 and credit facility commitment fees of $7,397.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of March 31, 2018, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2018 and 2017. The ability to compare one period to another is affected by our value-enhancement strategy. As of March 31, 2018 and 2017, we owned 34 multifamily properties. The increase in rents and occupancy are the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the three months ended March 31, 2018 and 2017, are not indicative of those expected in future periods. For the three months ended March 31, 2018 and 2017, we continued to perform value-enhancements projects, which may have a significant impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following table summarizes the consolidated results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change $	Change %
Total revenues	$41,367,026	$39,704,775	$1,662,251	4%
Operating, maintenance and management	(9,974,835)	(9,450,859)	(523,976)	6%
Real estate taxes and insurance	(5,685,380)	(6,232,047)	546,667	(9)%
Fees to affiliates	(5,796,678)	(5,638,971)	(157,707)	3%
Depreciation and amortization	(17,435,350)	(17,398,525)	(36,825)	—%
Interest expense	(9,092,883)	(7,882,714)	(1,210,169)	15%
General and administrative expenses	(1,399,994)	(1,513,512)	113,518	(8)%
Acquisition costs	—	(1,185)	1,185	(100)%
Net loss	$(8,018,094)	$(8,413,038)	$394,944	(5)%

NOI(1)	$23,985,291	$22,442,003	$1,543,288	7%
FFO(2)	$9,417,256	$8,985,487	$431,769	5%
MFFO(2)	$8,969,642	$9,241,674	$(272,032)	(3)%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended March 31, 2018, we had a net loss of $8,018,094 compared to $8,413,038 for the three months ended March 31, 2017. The decrease in net loss of $394,944 over the comparable prior year period was primarily due to the increase in total revenues of $1,662,251, the decrease in real estate taxes and insurance of $546,667, the decrease in general and administrative expenses of $113,518 and the decrease in acquisition costs of $1,185, partially offset by the increase in interest expense of $1,210,169, the increase in fees to affiliates of $157,707, the increase in operating, maintenance and management expenses of $523,976 and the increase in depreciation and amortization expense of $36,825.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $41,367,026 for the three months ended March 31, 2018, compared to $39,704,775 for the three months ended March 31, 2017. The increase of $1,662,251 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and the completion of our value-enhancement projects. Average monthly occupancy increased from 92.2% as of March 31, 2017, to 92.9% as of March 31, 2018, and average monthly rents per unit increased from $1,113 as of March 31, 2017, to $1,128 as of March 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $9,974,835 for the three months ended March 31, 2018, compared to $9,450,859 for the three months ended March 31, 2017. The increase of $523,976 was primarily due to increases in repairs and maintenance costs, turnover costs and payroll expenses during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,685,380 for the three months ended March 31, 2018, compared to $6,232,047 for the three months ended March 31, 2017. The decrease of $546,667 was primarily due to a decrease in prior year tax adjustments at certain properties located in the state of Texas during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $5,796,678 for the three months ended March 31, 2018, compared to $5,638,971 for the three months ended March 31, 2017. The increase of $157,707 was primarily due to an increase in investment management fees as a result of the increase in cost of investment from additions to our real estate assets as well as an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $17,435,350 for the three months ended March 31, 2018, compared to $17,398,525 for the three months ended March 31, 2017. Depreciation and amortization expenses were consistent, with no meaningful changes from the three months ended March 31, 2017 to the three months ended March 31, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2018, was $9,092,883 compared to $7,882,714 for the three months ended March 31, 2017. The increase of $1,210,169 was primarily due to the increase in the notes payable, net balance of $11,601,031 since March 31, 2017, due to financing incurred in connection with the refinancing of six multifamily properties since March 31, 2017, as well as increases in LIBOR from March 31, 2017 to March 31, 2018 that impact the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $246,274 and $253,732, unrealized gain on derivative instruments of $447,614 and unrealized loss of $255,002, amortization of loan discount of $88,746 and $88,746 and credit facility commitment fees of $7,397 and $13,370 for the three months ended March 31, 2018 and 2017, respectively. We expect interest expense in future periods to vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2018, were $1,399,994 compared to $1,513,512 for the three months ended March 31, 2017. These general and administrative costs consisted primarily of transfer agent fees, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The decrease of $113,518 was primarily due to the decrease in our advisor’s overhead allocation to us for the three months ended March 31,

PART I — FINANCIAL INFORMATION (continued)

2018, compared to the three months ended March 31, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
There were no acquisition costs for the three months ended March 31, 2018, compared to $1,185 for the three months ended March 31, 2017. Acquisition costs were minimal due to the fact that no properties were acquired during the year ended December 31, 2017, and the three months ended March 31, 2018. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
Property Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of March 31, 2018, 34 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$41,179,931	$39,563,742	$1,616,189	4.1%
Operating expenses	17,194,640	17,121,739	72,901	0.4%
Net operating income	23,985,291	22,442,003	1,543,288	6.9%

Non-same-store properties:
Net operating income	—	—	—

Total net operating income(1)	$23,985,291	$22,442,003	$1,543,288
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2018, was $23,985,291 compared to $22,442,003 for the three months ended March 31, 2017. The 6.9% increase in same-store net operating income was a result of a 4.1% increase in same-store rental revenues partially offset by a 0.4% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2018, were $41,179,931 compared to $39,563,742 for the three months ended March 31, 2017. The 4.1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,113 as of March 31, 2017, to $1,128 as of March 31, 2018, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 92.2% as of March 31, 2017, to 92.9% as of March 31, 2018.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2018 were $17,194,640 compared to $17,121,739 for the three months ended March 31, 2017. The increase in same-store operating expenses was primarily attributable to an increase in repairs and maintenance costs and turnover costs during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

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
The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2018 and 2017, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(8,018,094)	$(8,413,038)
Fees to affiliates(1)	4,262,253	4,200,140
Depreciation and amortization	17,435,350	17,398,525
Interest expense	9,092,883	7,882,714
General and administrative expenses	1,399,994	1,513,512
Acquisition costs	—	1,185
Other gains(2)	(187,095)	(141,035)
Net operating income	$23,985,291	$22,442,003
____________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Fees to affiliates for the three months ended March 31, 2018, exclude property management fees of $1,191,167 and other fees of $343,258 that are included in NOI. Fees to affiliates for the three months ended March 31, 2017, exclude property management fees of $1,142,347 and other fees of $296,484 that are included in NOI.

(2)	Other gains for the three months ended March 31, 2018 and 2017, includes non-recurring insurance claim recoveries that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(8,018,094)	$(8,413,038)
Depreciation of real estate assets	17,435,350	16,388,413
Amortization of lease-related costs	—	1,010,112
FFO	9,417,256	8,985,487
Acquisition fees and expenses (1)(2)	—	1,185
Unrealized (gain) loss on derivative instruments	(447,614)	255,002
MFFO	$8,969,642	$9,241,674
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s

PART I — FINANCIAL INFORMATION (continued)

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

(2)
Acquisition fees and expenses for the three months ended March 31, 2018 and 2017 include acquisition expenses of $0 and $1,185, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations. FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2018, the fair value of our fixed rate debt was $67,006,594 and the carrying value of our fixed rate debt was $67,449,541. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued

PART I — FINANCIAL INFORMATION (continued)

and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2018, the fair value of our variable rate debt was $942,916,998 and the carrying value of our variable rate debt was $926,189,398. Based on interest rates as of March 31, 2018, if interest rates are 100 basis points higher during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase by $9,473,429 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would decrease by $9,875,654.
At March 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 3.88%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.92% at March 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2018, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2018 were not in excess of the capped rates. See also Note 10 to the unaudited consolidated financial statements included in this quarterly report.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of our company, (ii) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (iii) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (iv) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
During the three months ended March 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

PART II — OTHER INFORMATION (continued)

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	79,896	185,218	$14.24	(4)
February 2018	76,777	15,861	14.64	(4)
March 2018	153,279	1,092	14.48	(4)
	309,952	202,171
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2018, we had $2,000,000, representing 144,442 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on May 1, 2018.

(2)	During the three months ended March 31, 2018, we repurchased shares at prices determined as follows:

•	92.5% of the estimated value per share for stockholders who have held their shares for at least one year;

•	95.0% of the estimated value per share for stockholders who have held their shares for at least two years;

•	97.5% of the estimated value per share for stockholders who have held their shares for at least three years; and

•	100% of the estimated value per share for stockholders who have held their shares for at least four years.
Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)	From inception through March 31, 2018, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase plan is limited to: (1) 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) those that can be funded from net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Our board of directors has further limited the amount of shares that may be repurchased pursuant to our share repurchase plan to $2,000,000 per quarter.

Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)

Item 6.   Exhibits
EXHIBIT LIST

Exhibit	Description
3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049)

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

Steadfast Apartment REIT, Inc.

Date:	May 10, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)