Form 10-Q
period 2018-06-30
Steadfast Apartment REIT, Inc.
filed 2018-08-09
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2018, there were 51,370,650 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,400,950,596	1,394,779,659
Total real estate, cost	1,565,063,668	1,558,892,731
Less accumulated depreciation and amortization	(182,779,645)	(147,726,630)
Total real estate, net	1,382,284,023	1,411,166,101
Cash and cash equivalents	20,342,021	27,298,855
Restricted cash	12,737,041	11,368,850
Rents and other receivables	1,646,631	1,722,065
Other assets	4,180,791	2,812,186
Total assets	$1,421,190,507	$1,454,368,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$27,011,977	$27,612,665
Notes Payable, net:
Mortgage notes payable, net	948,896,621	948,557,074
Revolving credit facilities, net	44,901,833	44,848,788
Total notes payable, net	993,798,454	993,405,862
Distributions payable	3,792,428	3,886,730
Due to affiliates	2,372,932	2,760,555
Total liabilities	1,026,975,791	1,027,665,812
Commitments and contingencies (Note 9)
Redeemable common stock	—	36,397,062
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 51,262,810 and 50,842,640 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	512,628	508,426
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	676,854,459	633,186,743
Cumulative distributions and net losses	(283,152,381)	(243,389,996)
Total stockholders’ equity	394,214,716	390,305,183
Total liabilities and stockholders’ equity	$1,421,190,507	$1,454,368,057

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$37,749,899	$36,355,539	$74,550,233	$71,858,687
Tenant reimbursements and other	4,725,267	4,465,330	9,291,959	8,666,957
Total revenues	42,475,166	40,820,869	83,842,192	80,525,644
Expenses:
Operating, maintenance and management	10,439,849	9,994,030	20,414,684	19,444,888
Real estate taxes and insurance	5,962,503	5,326,357	11,647,883	11,558,404
Fees to affiliates	5,826,703	5,725,587	11,623,381	11,364,558
Depreciation and amortization	17,629,793	16,725,862	35,065,143	34,124,387
Interest expense	10,231,952	8,417,150	19,324,835	16,299,864
General and administrative expenses	1,330,544	1,589,944	2,730,538	3,103,456
Acquisition costs	—	1,000	—	2,185
Total expenses	51,421,344	47,779,930	100,806,464	95,897,742
Net loss	$(8,946,178)	$(6,959,061)	$(16,964,272)	$(15,372,098)
Loss per common share — basic and diluted	$(0.17)	$(0.14)	$(0.33)	$(0.31)
Weighted average number of common shares outstanding — basic and diluted	51,186,141	50,215,167	51,081,717	50,068,960
Distributions declared per share	$0.224	$0.224	$0.446	$0.446

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	49,698,486	$496,985	1,000	$10	$625,996,383	$(164,445,092)	$462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	508,426	1,000	10	633,186,743	(243,389,996)	390,305,183
Issuance of common stock	766,782	7,668	—	—	11,462,272	—	11,469,940
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(346,612)	(3,466)	—	—	(4,882,750)	—	(4,886,216)
Distributions declared	—	—	—	—	—	(22,798,113)	(22,798,113)
Amortization of stock-based compensation	—	—	—	—	27,678	—	27,678
Net loss	—	—	—	—	—	(16,964,272)	(16,964,272)
BALANCE, June 30, 2018	51,262,810	$512,628	1,000	$10	$676,854,459	$(283,152,381)	$394,214,716

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(16,964,272)	$(15,372,098)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,065,143	34,124,387
Loss on disposal of buildings and improvements	188,369	111,138
Amortization of deferred financing costs	493,241	509,689
Amortization of stock-based compensation	27,678	33,756
Change in fair value of interest rate cap agreements	(578,894)	395,654
Amortization of loan discount	177,491	177,492
Insurance claim recoveries	(143,972)	(143,248)
Changes in operating assets and liabilities:
Rents and other receivables	75,434	(399,047)
Other assets	(789,711)	1,332,254
Accounts payable and accrued liabilities	1,373,613	(1,521,376)
Due to affiliates	(146,735)	(1,508,595)
Net cash provided by operating activities	18,777,385	17,740,006
Cash Flows from Investing Activities:
Additions to real estate investments	(7,808,428)	(16,327,840)
Proceeds from insurance claims	143,972	143,248
Net cash used in investing activities	(7,664,456)	(16,184,592)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(278,140)	(132,157)
Borrowings from revolving credit facilities	—	10,000,000
Payments of commissions on sale of common stock	(114,741)	(117,537)
Distributions to common stockholders	(11,422,475)	(10,741,043)
Repurchase of common stock	(4,886,216)	(2,477,614)
Net cash used in financing activities	(16,701,572)	(3,468,351)
Net decrease in cash, cash equivalents and restricted cash	(5,588,643)	(1,912,937)
Cash, cash equivalents and restricted cash, beginning of the period	38,667,705	38,815,266
Cash, cash equivalents and restricted cash, end of the period	$33,079,062	$36,902,329

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,585,763	$14,968,071
Supplemental Disclosures of Noncash Flow Transactions:
Decrease in distributions payable	$(94,302)	$(66,389)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$11,469,940	$11,670,654
(Decrease) increase in redeemable common stock	$(36,397,062)	$2,071,096
(Decrease) increase in redemptions payable	$(631,040)	$309,371
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(1,343,261)	$(1,606,909)
Decrease in due to affiliates from additions to real estate investments	$(93,733)	$(138,176)
Decrease in due to affiliates for commissions on sale of common stock	$(147,155)	$(117,537)

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of June 30, 2018, the Company had issued 52,180,957 shares of common stock for gross offering proceeds of $777,095,941, including 4,566,930 shares of common stock issued pursuant to the DRP for gross offering proceeds of $66,661,062.
On March 24, 2016, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.46 as of December 31, 2015. On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. On March 14, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.46, $14.85 and $15.18, effective May 1, 2016, March 1, 2017 and April 1, 2018, respectively. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides offering services, marketing, investor relations and other administrative services on the Company’s behalf.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of Accounting Standards Update (“ASU”) 2016-18, as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$926,303	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$347,409	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2018 and December 31, 2017, the fair value of the notes payable was $1,009,694,569 and $1,011,004,179, respectively, compared to the carrying value of $993,798,455 and $993,405,862, respectively.
Distribution Policy
The Company elected to be taxed as, and currently qualifies as, a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the six months ended June 30, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 through June 30, 2018.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2018, the Company

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

declared distributions totaling $0.224 and $0.446 per share of common stock, respectively. During the three and six months ended June 30, 2017, the Company declared distributions totaling $0.224 and $0.446 per share of common stock, respectively.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated unaudited financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2018, the Company adopted ASU 2016-18, as further described below. As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year, which will result in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted ASU 2014-09 effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company is evaluating the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on the preliminary results of its evaluation, as it relates to the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

former, the Company does not expect any material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company does not expect a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited. The Company is finalizing its evaluation of ASU 2016-02 and plans to adopt ASU 2016-02 on January 1, 2019.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), that requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)(“ASU 2017-01”): Clarifying the definition of business, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 provides a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2017-01 as of January 1, 2017. The Company did not experience a material impact from adopting ASU 2017-01.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“Subtopic 610-20”): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), that clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset. ASU 2017-05 also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. Subtopic 610-20, which was issued in May 2014 as part of ASU 2014-09 (discussed above), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. An entity is required to apply amendments in ASU 2017-05 at the same time it applies the amendments in ASU 2014-09. ASU 2017-05 requires retrospective application and is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2017-05 on January 1, 2018. The Company did not experience a material impact from adopting ASU 2017-05.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires prospective application and is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 on January 1, 2018. The Company did not experience a material impact from adopting ASU 2017-09.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.
3.          Real Estate
As of June 30, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of June 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 94.4% and 93.1% occupied and the average monthly rent was $1,153 and $1,137, respectively.
As of June 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	June 30, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,400,950,596	$1,565,063,668
Less: Accumulated depreciation and amortization	—	(182,779,645)	(182,779,645)
Net investments in real estate and related lease intangibles	$164,113,072	$1,218,170,951	$1,382,284,023

	December 31, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,394,779,659	$1,558,892,731
Less: Accumulated depreciation and amortization	—	(147,726,630)	(147,726,630)
Net investments in real estate and related lease intangibles	$164,113,072	$1,247,053,029	$1,411,166,101
Depreciation and amortization expense was $17,629,793 and $35,065,143 for the three and six months ended June 30, 2018, and $16,725,862 and $34,124,387 for the three and six months ended June 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements was $17,629,793 and $35,065,143 for the three and six months ended June 30, 2018, and $16,725,862 and $33,114,275 for the three and six months ended June 30, 2017, respectively.
No amortization of the Company’s tenant origination and absorption costs was recognized for the three and six months ended June 30, 2018. Amortization of the Company’s tenant origination and absorption costs was $0 and $1,010,112 for the three and six months ended June 30, 2017. Tenant origination and absorption costs had a weighted-average amortization period

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

as of the date of acquisition of less than one year. As of March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of June 30, 2018, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 96.6% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $3,928,861 and $3,613,649 as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2018 and December 31, 2017, other assets consisted of:

	June 30, 2018	December 31, 2017
Prepaid expenses	$480,347	$1,411,353
Interest rate cap agreements	926,303	347,409
Other deposits	2,774,141	1,053,424
Other assets	$4,180,791	$2,812,186

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2018 and December 31, 2017.

	June 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	4.11%	$888,205,584
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,685,572
Mortgage notes payable, gross	31				4.12%	955,891,156
Discount, net(2)						(2,098,347)
Deferred financing costs, net(3)						(4,896,188)
Mortgage notes payable, net						$948,896,621

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.58%	$888,345,717
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,823,579
Mortgage notes payable, gross	31				3.63%	956,169,296
Discount, net(2)						(2,275,838)
Deferred financing costs, net(3)						(5,336,384)
Mortgage notes payable, net						$948,557,074
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to the debt discount as of June 30, 2018 and December 31, 2017 was $623,192 and $445,701, respectively.

(3)	Accumulated amortization related to deferred financing costs as of June 30, 2018 and December 31, 2017 was $2,674,851 and $2,234,655, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Refinancing Transactions
On November 29, 2017, three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the Company’s revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements (each a “Tranche 1 Loan Agreement”), with PNC Bank, National Association (“PNC Bank”) for an aggregate principal amount of $100,752,000, (the “November Refinancing Transactions”). Additionally, on December 29, 2017, another three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements (each a “Tranche 2 Loan Agreement” and, together with the Tranche 1 Loan Agreement, the “Loan Agreements”) with PNC Bank for an aggregate principal amount of $97,080,000, (the “December Refinancing Transactions,” and, together with the November Refinancing Transactions, the “Refinancing Transactions”).
In the Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (“CME”), as evidenced by a multifamily note. Pursuant to the CME, PNC Bank originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each Loan Agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility had a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount available to be drawn under the Credit Facility could have been increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, was incurred. Advances made under the Credit Facility were secured by the property for which such advances were used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan and Security Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan and Security Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan was purchased from PNC Bank by Freddie Mac. As of June 30, 2018, the Company had no outstanding balance under the Credit Facility. The Company is in the process of terminating the Credit Facility.
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
June 30, 2018
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company may select different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there may not be at any time outstanding more than eight borrowing tranches. Monthly interest payments are due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans are due and payable in full on the LOC Maturity Date. As of June 30, 2018, the interest rate on the LOC Loans was 3.69%. In addition to monthly interest payments, the Company will pay PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee shall be payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.
As of June 30, 2018 and December 31, 2017, the advances obtained and certain financing costs incurred under the Line of Credit, which is included in revolving credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2018	December 31, 2017
Principal balance on revolving line of credit, gross(1)	$45,000,000	$45,000,000
Deferred financing costs, net on revolving line of credit(2)	(98,167)	(151,212)
Revolving credit facilities, net	$44,901,833	$44,848,788
___________

(1)	Landings of Brentwood is pledged as collateral for repayment of amounts advanced under the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of June 30, 2018 and December 31, 2017, was $226,833 and $173,788, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt (1)	$1,000,891,156	$2,002,471	$49,892,887	$8,291,825	$49,620,891	$61,398,874	$829,684,208
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2018, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $10,231,952 and $19,324,835, respectively. Interest expense for the three and six months ended June 30, 2018, includes amortization of deferred financing costs of $246,966 and $493,241, net unrealized gains from the change in fair value of interest rate cap agreements of $131,281 and $578,894, amortization of loan discount of $88,746 and $177,491, and Credit Facility commitment fees of $7,479 and $14,877, respectively.
For the three and six months ended June 30, 2017, the Company incurred interest expense of $8,417,150 and $16,299,864, respectively. Interest expense for the three and six months ended June 30, 2017, includes amortization of deferred financing costs of $255,957 and $509,689, net unrealized losses from the change in fair value of interest rate cap agreements of $140,652 and $395,654 and Credit Facility commitment fees of $10,942 and $24,312, respectively.
Interest expense of $3,229,175 and $2,581,941 was payable as of June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of June 30, 2018, the Company had issued

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

52,180,957 shares of common stock for offering proceeds of $692,258,807, including 4,566,930 shares of common stock issued pursuant to the DRP for total proceeds of $66,661,062, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees.
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
The issuance and vesting activity for the six months ended June 30, 2018, and year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting is as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	7,497	9,997
Granted shares	—	4,998
Vested shares	—	(7,498)
Nonvested shares at the end of the period	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the six months ended June 30, 2018 and year ended December 31, 2017 is as follows:

Grant Year	Weighted Average Fair Value
2017	$14.85
2018	n/a
Included in general and administrative expenses is $13,839 and $27,678 for the three and six months ended June 30, 2018, and $13,887 and $33,756 for the three and six months ended June 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $61,329. The weighted average remaining term of the restricted common stock was approximately 0.8 years as of June 30, 2018. As of June 30, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
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
June 30, 2018
(unaudited)

Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
From March 29, 2016, the date the Company first published an estimated value per share, until April 14, 2018, the purchase price for shares repurchased under the Company’s share repurchase plan was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(4)
2 years	95.0% of Estimated Value per Share(4)
3 years	97.5% of Estimated Value per Share(4)
4 years	100.0% of Estimated Value per Share(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. Pursuant to the amended share repurchase program, the new share repurchase

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

price is $14.12 per share, which represents 93% of the estimated value per share of $15.18. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(4)
2 years	95.0% of the Share Repurchase Price(4)
3 years	97.5% of the Share Repurchase Price(4)
4 years	100.0% of the Share Repurchase Price(4)
In the event of a stockholder’s death or disability(2)	Average Issue Price for Shares(3)
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

(4)
The “Share Repurchase Price” equals 93% of the Estimated Value per Share. The “Estimated Value Per Share” is the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.

The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock are made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests are honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date. During the three and six months ended June 30, 2018, the Company repurchased a total of 144,440 and 346,610 shares with a total repurchase value of $2,000,000 and $4,886,216 and received requests for repurchases of 231,575 and 541,527 shares with a total repurchase value of $3,212,937 and $7,475,664, respectively. During the three and six months ended June 30, 2017, the Company repurchased a total of 102,257 and 178,022 shares with a total repurchase value of $1,424,416 and $2,477,614 and received requests for repurchases of 95,640 and 197,827 shares with a total repurchase value of $1,362,567 and $2,785,983, respectively.
As of June 30, 2018 and June 30, 2017, the Company had 142,393 and 95,640 shares of outstanding and unfulfilled repurchase requests, respectively, and recorded $2,000,000 and $1,362,567 in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, respectively. The Company repurchased the shares of common stock represented by the outstanding repurchase requests as of June 30, 2018 and 2017, of $2,000,000 and $1,362,567 on the July 31, 2018 and July 31, 2017 Repurchase Dates, respectively.
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
June 30, 2018
(unaudited)

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
The Company’s board of directors may, in its sole discretion, further amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2018, the Company reclassified $0 and $37,028,102, net of $2,000,000 and $4,886,216 of fulfilled redemption requests, respectively, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. For the three and six months ended June 30, 2017, the Company reclassified $4,458,910 and $2,071,096, net of $1,424,416 and $2,477,614 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the three and six months ended June 30, 2018, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the three and six months ended June 30, 2017, a cash distribution accrued at a rate of $0.002466 per day for each share, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2018, were $11,485,650 and $22,798,113, including $5,698,302 and $11,369,398, or 375,382 and 757,274 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2017 were $11,267,096 and $22,345,308, including $5,825,338 and $11,599,095, or 392,278 and 784,708 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2018 and December 31, 2017, $3,792,428 and $3,886,730 of distributions declared were payable, which included $1,870,368 and $1,970,910, or 123,213 shares and 132,721 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2018, the Company paid cash distributions of $5,824,954 and $11,422,475, which related to distributions declared for each day in the period from March 1, 2018 through May 31, 2018 and December 1, 2017 through May 31, 2018, respectively. Additionally, for the three and six months ended June 30, 2018, 382,875 shares and 766,783 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,768,910 and $11,469,940, respectively. For the three and six months ended June 30, 2018, the Company paid total distributions of $11,593,864 and $22,892,415, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred for the three and six months ended June 30, 2018 and 2017, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of June 30, 2018 and December 31, 2017, are as follows:

	Incurred For the		Incurred For the		Payable (prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,281,765	$4,224,789	$8,544,018	$8,424,929	$1,212	$—
Acquisition expenses(2)	—	(1,185)	—	—	—	—
Loan coordination fees(1)	—	—	—	—	—	728,100
Property management:
Fees(1)	1,221,040	1,173,907	2,412,207	2,316,254	409,191	396,722
Reimbursement of onsite personnel(3)	3,653,858	3,441,832	7,216,593	6,881,265	1,262,827	766,894
Other fees(1)	323,898	326,891	667,156	623,375	38,009	41,950
Other fees - property operations(3)	22,994	23,301	46,643	50,008	—	—
Other fees - G&A(4)	10,388	11,056	19,687	32,201	—	—
Other operating expenses(4)	279,690	451,937	541,101	893,703	152,068	76,515
Insurance proceeds(5)	—	(72,213)	—	(172,213)	—	—
Property insurance(6)	379,095	54,163	758,189	94,432	—	(172,717)
Consolidated Balance Sheets:
Capitalized
Capital expenditures(7)	1,673	19,516	7,295	19,516	—	—
Construction management:
Fees(7)	51,659	329,541	188,102	881,468	35,938	125,159
Reimbursement of labor costs(7)	267,796	682,153	500,387	1,703,447	58,503	62,876
Additional paid-in capital
Selling commissions	—	—	—	—	415,184	562,339
	$10,493,856	$10,665,688	$20,901,378	$21,748,385	$2,372,932	$2,587,838
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. At June 30, 2018, the property management fee payable with respect to each property under the Property Management Agreements ranged from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
(unaudited)

acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of June 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2018, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2018.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of June 30, 2018 and December 31, 2017, expects to pay trailing selling commissions of $415,184 and $562,339, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These awards entitle the holders to participate in distributions.
The Company recorded stock-based compensation expense of $13,839 and $27,678 for the three and six months ended June 30, 2018 and $13,887 and $33,756 for the three and six months ended June 30, 2017, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $61,750 and $117,500 for the three and six months ended June 30, 2018, and $58,750 and $120,500 for the three and six months ended June 30, 2017, related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $61,750 and $55,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
June 30, 2018
(unaudited)

on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2018 and December 31, 2017:

June 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	7/1/2018 - 1/1/2021	One-Month LIBOR	28	$878,428,100	2.09%	3.27%	$926,303

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.56%	3.17%	$347,409
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2018, resulted in an unrealized gain of $131,281 and $578,894 and for the three and six months ended June 30, 2017, resulted in an unrealized loss of $140,652 and $395,654, respectively, which is included in interest expense in the accompanying consolidated statements of operations. No interest rate cap agreements were acquired during the six months ended June 30, 2018 and 2017. The fair value of the interest rate cap agreements of $926,303 and $347,409 as of June 30, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
On July 2, 2018, the Company paid distributions of $3,792,428, which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018 and consisted of cash distributions paid in the amount of $1,922,060 and $1,870,368 in shares issued pursuant to the DRP.
On August 1, 2018, the Company paid distributions of $3,927,609, which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018 and consisted of cash distributions paid in the amount of $1,999,429 and $1,928,180 in shares issued pursuant to the DRP.
Shares Repurchased
On July 31, 2018, the Company repurchased 142,393 shares of its common stock for a total repurchase value of $2,000,000, or $14.05 per share, pursuant to the Company’s share repurchase program.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

Distributions Declared
On August 7, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2018 and ending on December 31, 2018. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in October 2018, November 2018 and December 2018 will be paid in November 2018, December 2018 and January 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Refinancings
The Credit Facility
On July 31, 2018, (the “Closing Date”), 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. The MFCA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $131,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. The Company paid $1,930,842 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and the Advisor earned a loan coordination fee of $2,758,345.
The CME Refinancing

On the Closing Date, five indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan (each a “CME Loan” and, collectively the “CME Loans”) with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum (the “Interest Rate”). The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and the Advisor earned a loan coordination fee of $804,250.
Restricted Stock Grant
On August 8, 2018, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2018 annual meeting of stockholders.

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and currently qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located in the United States.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of June 30, 2018, we had sold 52,180,957 shares of common stock for gross proceeds of $777,095,941, including 4,566,930 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $66,661,062.
On March 24, 2016, our board of directors determined an estimated value per share of our common stock of $14.46 as of December 31, 2015. On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the dividend reinvestment plan of $14.46, $14.85 and $15.18, effective May 1, 2016, March 1, 2017 and April 1, 2018, respectively. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Our Real Estate Portfolio
As of June 30, 2018, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	$9,890,573	92.0%	93.8%	$1,024	$1,076
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	19,442,241	95.1%	93.5%	959	942
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	14,980,413	93.5%	94.6%	883	926
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	16,373,939	90.8%	91.4%	916	880
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	73,426,253	95.3%	88.6%	1,265	1,272
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	34,203,543	92.0%	91.4%	1,019	973
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	27,892,770	94.8%	92.9%	1,336	1,344
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	17,413,001	96.9%	91.7%	1,107	1,061
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	35,578,600	93.1%	92.5%	1,130	1,136
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	13,332,450	94.9%	93.5%	873	837
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,580,564	97.3%	93.2%	1,111	1,072
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	22,302,046	97.3%	90.4%	1,821	1,747
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	7,024,017	96.2%	96.2%	1,126	1,052
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	11,412,830	96.7%	90.6%	981	966
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	50,238,191	95.1%	93.5%	952	946
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	26,188,628	94.7%	94.4%	1,150	1,120

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	$37,219,442	93.6%	94.2%	$1,211	$1,178
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	45,150,628	93.0%	92.7%	898	881
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	29,500,676	92.6%	94.6%	1,004	1,049
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,769,905	95.8%	94.7%	1,405	1,391
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,418,956	96.4%	95.6%	1,305	1,290
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,075,348	94.6%	93.1%	1,529	1,515
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,123,131	96.9%	96.6%	1,329	1,331
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,085,572	91.7%	90.7%	989	972
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,203,329	97.8%	92.1%	1,710	1,652
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,307,490	95.5%	92.2%	1,357	1,340
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	28,095,779	94.2%	94.6%	1,283	1,242
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,661,905	93.8%	92.3%	972	958
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,668,358	95.0%	95.5%	1,392	1,381
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	94.3%	94.9%	1,171	1,139
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	95.4%	94.5%	1,178	1,171
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	94.1%	96.0%	1,167	1,175
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	41,685,882	92.1%	91.2%	1,021	958
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	44,650,161	96.1%	94.3%	1,507	1,527
				11,601	$1,499,381,750	$948,896,621	94.4%	93.1%	$1,153	$1,137
________________

(1)	As of June 30, 2018, our portfolio was approximately 96.6% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $45,000,000 and associated deferred financing costs of $98,167 related to the line of credit at the company level.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of

PART I — FINANCIAL INFORMATION (continued)

operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated unaudited financial statements in this quarterly report.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016, 2015 and 2014.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 through June 30, 2018, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the first and second fiscal quarters of 2018, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Notes Payable	Net Cash Provided by Operating Activities
First Quarter 2018	$11,312,463	$0.222	$5,597,521	$5,701,030	$11,298,551	$7,087,026	$4,211,525	$7,087,026
Second Quarter 2018	11,485,650	0.224	5,824,954	5,768,910	11,593,864	11,593,864	—	11,690,359
	$22,798,113	$0.446	$11,422,475	$11,469,940	$22,892,415	$18,680,890	$4,211,525	$18,777,385
____________________

(1)	Distributions during the three and six months ended June 30, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.

PART I — FINANCIAL INFORMATION (continued)

For the three and six months ended June 30, 2018, we paid aggregate distributions of $11,593,864 and $22,892,415, including $5,824,954 and $11,422,475 of distributions paid in cash and 382,875 and 766,783 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,768,910 and $11,469,940, respectively. For the three and six months ended June 30, 2018, our net loss was $8,946,178 and $16,964,272, we had funds from operations, or FFO, of $8,683,615 and $18,100,871 and net cash provided by operations of $11,690,359 and $18,777,385, respectively. For the three and six months ended June 30, 2018, we funded $11,593,864 and $18,680,890, or 100% and 82%, and $0 and $4,211,525, or 0% and 18%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from the refinancing of our credit facility, respectively. Since inception, of the $128,468,143 in total distributions paid through June 30, 2018, including shares issued pursuant to our distribution reinvestment plan, 73% of such amounts were funded from cash flow from operations, 11% were funded from proceeds from our revolving line of credit and the refinancing of our credit facility and 16% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2018, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2018, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value

PART I — FINANCIAL INFORMATION (continued)

of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $20,342,021 as of June 30, 2018;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank, National Association, or PNC Bank, in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of June 30, 2018, $45,000,000 was outstanding on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of the London Interbank Offered Rate (LIBOR) plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 (Debt) to the unaudited consolidated financial statements contained in this quarterly report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Cash Flows Provided by Operating Activities
As of June 30, 2018, we owned 34 multifamily properties. During the six months ended June 30, 2018, net cash provided by operating activities was $18,777,385, compared to $17,740,006 for the six months ended June 30, 2017. The change in net cash provided by operating activities is primarily due to increases in net loss, accounts payable, amounts due to affiliates and depreciation, partially offset by decreases in other assets and the change in the fair value of interest rate cap agreements. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows Used in Investing Activities
During the six months ended June 30, 2018, net cash used in investing activities was $7,664,456, compared to $16,184,592 during the six months ended June 30, 2017. The decrease in net cash used in investing activities was primarily the result of fewer capital improvements to real estate investments during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Net cash used in investing activities during the six months ended June 30, 2018, consisted of the following:

•	$7,808,428 of cash used for improvements to real estate investments; and

•	$143,972 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, net cash used in financing activities was $16,701,572, compared to $3,468,351 during the six months ended June 30, 2017. The increase in net cash used in financing activities was due to a decrease in proceeds from borrowings on credit facilities from $10,000,000 during the six months ended June 30, 2017, to $0 during the six months ended June 30, 2018, as well as an increase in the repurchase of common stock from $2,477,614 during the six months ended June 30, 2017, to $4,886,216 during the six months ended June 30, 2018. Net cash used in financing activities during the six months ended June 30, 2018, consisted of the following:

•	$114,741 of payments of commissions on sales of common stock and related dealer manager fees;

•	$278,140 of principal payments on mortgage notes payable;

•	$4,886,216 of cash paid for the repurchase of common stock; and

•	$11,422,475 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $11,469,940.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2018, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.

PART I — FINANCIAL INFORMATION (continued)

As of June 30, 2018, we had indebtedness totaling an aggregate principal amount of $993,798,454, including the net discount on a note payable of $2,098,347 and the net deferred financing costs of $4,994,355. The following is a summary of our contractual obligations as of June 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$274,020,788	$20,855,927	$80,435,029	$75,171,997	$97,557,835
Principal payments on outstanding debt obligations(2)	1,000,891,156	2,002,471	58,184,712	111,019,765	829,684,208
Total	$1,274,911,944	$22,858,398	$138,619,741	$186,191,762	$927,242,043
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2018. We incurred interest expense of $10,231,952 and $19,324,835 during the three and six months ended June 30, 2018, including amortization of deferred financing costs totaling $246,966 and $493,241, net unrealized gains from the change in fair value of interest rate cap agreements of $131,281 and $578,894, amortization of loan discount of $88,746 and $177,491, and credit facility commitment fees of $7,479 and $14,877, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of June 30, 2018, and December 31, 2017, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The ability to compare one period to another is affected by the implementation of our value-enhancement strategy. As of June 30, 2018 and 2017, we owned 34 multifamily properties. The increase in rents and occupancy are the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2018 and 2017, are not indicative of those expected in future periods. For the three and six months ended June 30, 2018, we continued to perform value-enhancements projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
The following table summarizes the consolidated results of operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change $	Change %
Total revenues	$42,475,166	$40,820,869	$1,654,297	4%
Operating, maintenance and management	(10,439,849)	(9,994,030)	(445,819)	4%
Real estate taxes and insurance	(5,962,503)	(5,326,357)	(636,146)	12%
Fees to affiliates	(5,826,703)	(5,725,587)	(101,116)	2%
Depreciation and amortization	(17,629,793)	(16,725,862)	(903,931)	5%
Interest expense	(10,231,952)	(8,417,150)	(1,814,802)	22%
General and administrative expenses	(1,330,544)	(1,589,944)	259,400	(16)%
Acquisition costs	—	(1,000)	1,000	(100)%
Net loss	$(8,946,178)	$(6,959,061)	$(1,987,117)	29%

NOI(1)	$24,341,208	$23,795,988	$545,220	2%
FFO(2)	$8,683,615	$9,766,801	$(1,083,186)	(11)%
MFFO(2)	$8,552,334	$9,908,453	$(1,356,119)	(14)%
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

Net loss
For the three months ended June 30, 2018, we had a net loss of $8,946,178, compared to a net loss of $6,959,061 for the three months ended June 30, 2017. The increase in net loss of $1,987,117 over the comparable prior year period was due to the increase in operating, maintenance and management expenses of $445,819, the increase in real estate taxes and insurance of $636,146, the increase in depreciation and amortization expense of $903,931, the increase in interest expense of $1,814,802, and the increase in fees to affiliates of $101,116, partially offset by the decrease in general and administrative expenses of $259,400, the increase in total revenues of $1,654,297, and the decrease in acquisition costs of $1,000.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $42,475,166 for the three months ended June 30, 2018, compared to $40,820,869 for the three months ended June 30, 2017. The increase of $1,654,297 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.3% as of June 30, 2017, to 94.4% as of June 30, 2018, and average monthly rents per unit increased from $1,124 as of June 30, 2017, to $1,153 as of June 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2018, were $10,439,849, compared to $9,994,030 for the three months ended June 30, 2017. The increase of $445,819 was primarily due to increases in repairs, maintenance, turnover and payroll costs during the three months ended June 30, 2018, compared to the three months ended June 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,962,503 for the three months ended June 30, 2018, compared to $5,326,357 for the three months ended June 30, 2017. The increase of $636,146 was primarily due to a reduction in tax credits, as a result of successful challenges relating to prior year real estate tax appeals. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $5,826,703 for the three months ended June 30, 2018, compared to $5,725,587 for the three months ended June 30, 2017. The increase of $101,116 was primarily due to an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets, as well as an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $17,629,793 for the three months ended June 30, 2018, compared to $16,725,862 for the three months ended June 30, 2017. The increase of $903,931 was primarily due to the net increase in depreciable and amortizable assets of $17,899,771 since June 30, 2017, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2018, was $10,231,952, compared to $8,417,150 for the three months ended June 30, 2017. The increase of $1,814,802 was primarily due to the increase in the notes payable, net balance of $11,482,279 since June 30, 2017, due to financing incurred in connection with the refinancing of six multifamily properties since June 30, 2017, and increases in LIBOR from June 30, 2017 to June 30, 2018, that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $246,966 and $255,957, the unrealized (gain) loss on derivative instruments of $(131,281) and $140,652, and credit facility commitment fees of $7,479 and $10,942 for the three months ended June 30, 2018 and 2017, respectively. We expect interest expense in future periods to vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2018, were $1,330,544, compared to $1,589,944 for the three months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The decrease of $259,400 was due to decreases in legal, state tax, insurance and overhead expenses over the three months ended June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues.

PART I — FINANCIAL INFORMATION (continued)

Acquisition costs
There were no acquisition costs for the three months ended June 30, 2018. Acquisition costs were $1,000 for the three months ended June 30, 2017. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.
Consolidated Results of Operations for the Six Months Ended June 30, 2018, Compared to the Six Months Ended June 30, 2017
The following table summarizes the consolidated results of operations for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017	Change $	Change %
Total revenues	$83,842,192	$80,525,644	$3,316,548	4%
Operating, maintenance and management	(20,414,684)	(19,444,888)	(969,796)	5%
Real estate taxes and insurance	(11,647,883)	(11,558,404)	(89,479)	1%
Fees to affiliates	(11,623,381)	(11,364,558)	(258,823)	2%
Depreciation and amortization	(35,065,143)	(34,124,387)	(940,756)	3%
Interest expense	(19,324,835)	(16,299,864)	(3,024,971)	19%
General and administrative expenses	(2,730,538)	(3,103,456)	372,918	(12)%
Acquisition costs	—	(2,185)	2,185	(100)%
Net loss	$(16,964,272)	$(15,372,098)	$(1,592,174)	10%

NOI(1)	$48,326,499	$46,237,992	$2,088,507	5%
FFO(2)	$18,100,871	$18,752,289	$(651,418)	(3)%
MFFO(2)	$17,521,977	$19,150,128	$(1,628,151)	(9)%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2018, we had a net loss of $16,964,272, compared to $15,372,098 for the six months ended June 30, 2017. The increase in net loss of $1,592,174 over the comparable prior year period was primarily due to the increase in interest expense of $3,024,971, the increase in operating, maintenance and management expenses of $969,796, the increase in real estate taxes and insurance of $89,479, the increase in depreciation and amortization expense of $940,756, and the increase in fees to affiliates of $258,823, partially offset by the increase in total revenues of $3,316,548, the decrease in general and administrative expenses of $372,918, and the decrease in acquisition costs of $2,185.
Total revenues
Total revenues were $83,842,192 for the six months ended June 30, 2018, compared to $80,525,644 for the six months ended June 30, 2017. The increase of $3,316,548 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.3% as of June 30, 2017, to 94.4% as of June 30, 2018, and average monthly rents per unit increased from $1,124 as of June 30, 2017, to $1,153 as of June 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.

PART I — FINANCIAL INFORMATION (continued)

Operating, maintenance and management expenses
Operating, maintenance and management expenses were $20,414,684 for the six months ended June 30, 2018, compared to $19,444,888 for the six months ended June 30, 2017. The increase of $969,796 was primarily due to increases in repairs and maintenance, turnover and utility costs during the six months ended June 30, 2018, compared to the six months ended June 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $11,647,883 for the six months ended June 30, 2018, compared to $11,558,404 for the six months ended June 30, 2017. The increase of $89,479 was due to a reduction in tax credits, as a result of successful challenges relating to prior year real estate tax appeals. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $11,623,381 for the six months ended June 30, 2018, compared to $11,364,558 for the six months ended June 30, 2017. The increase of $258,823 was primarily due to an increase in investment management fees as a result of the increase in cost of investment from additions to our real estate assets as well as an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $35,065,143 for the six months ended June 30, 2018, compared to $34,124,387 for the six months ended June 30, 2017. The increase of $940,756 was primarily due to the net increase in depreciable and amortizable assets of $17,899,771 since June 30, 2017, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2018, was $19,324,835, compared to $16,299,864 for the six months ended June 30, 2017. The increase of $3,024,971 was primarily due to the increase in the notes payable, net balance of $11,482,279 since June 30, 2017, due to financing incurred in connection with the refinancing of six multifamily properties and increases in LIBOR from June 30, 2017 to June 30, 2018, that impacted the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $493,241 and $509,689, unrealized (gain) loss on derivative instruments of $(578,894) and $395,654, amortization of loan discount of $177,491 and $177,492, and credit facility commitment fees of $14,877 and $24,312 for the six months ended June 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2018, were $2,730,538, compared to $3,103,456 for the six months ended June 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The decrease of $372,918 was primarily due to the decrease in overhead costs and legal expenses during the six months ended June 30, 2018, compared the six months ended June 30, 2017. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
Acquisition costs for the six months ended June 30, 2018, were $0, compared to $2,185 for the six months ended June 30, 2017. Acquisition costs were consistent, with no meaningful changes from the six months ended June 30, 2017. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2017. As of June 30, 2018, 34 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$42,288,498	$40,617,173	$1,671,325	4.1%
Operating expenses	17,947,290	16,821,185	1,126,105	6.7%
Net operating income	24,341,208	23,795,988	545,220	2.3%

Non-same-store properties:
Net operating income	—	—	—

Total Net operating income(1)	$24,341,208	$23,795,988	$545,220
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2018, was $24,341,208, compared to $23,795,988 for the three months ended June 30, 2017. The 2.3% increase in same-store net operating income was a result of a 4.1% increase in same-store rental revenues partially offset by a 6.7% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2018, were $42,288,498, compared to $40,617,173 for the three months ended June 30, 2017. The 4.1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,124 as of June 30, 2017, to $1,153 as of June 30, 2018, as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. In addition, same-store occupancy increased from 93.3% as of June 30, 2017, to 94.4% as of June 30, 2018.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2018, were $17,947,290, compared to $16,821,185 for the three months ended June 30, 2017. The increase in same-store operating expenses was primarily attributable to higher real estate tax expense and utility costs during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2018 and 2017 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(8,946,178)	$(6,959,061)	$(16,964,272)	$(15,372,098)
Fees to affiliates(1)	4,281,765	4,224,789	8,544,018	8,424,929
Depreciation and amortization	17,629,793	16,725,862	35,065,143	34,124,387
Interest expense	10,231,952	8,417,150	19,324,835	16,299,864
General and administrative expenses	1,330,544	1,589,944	2,730,538	3,103,456
Acquisition costs	—	1,000	—	2,185
Other gains(2)	(186,668)	(203,696)	(373,763)	(344,731)
Net operating income	$24,341,208	$23,795,988	$48,326,499	$46,237,992
____________________

(1)
Fees to affiliates for the three and six months ended June 30, 2018, exclude property management fees of $1,221,040 and $2,412,207 and other fees of $323,898 and $667,156, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2017, exclude property management fees of $1,173,907 and $2,316,254 and other fees of $326,891 and $623,375, respectively, that are included in NOI.

(2)	Other gains for the three and six months ended June 30, 2018 and 2017, includes non-recurring insurance claim recoveries that are not included in NOI.

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01. For any future acquisitions, ASU 2017-01 requires a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our offering of shares are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and

PART I — FINANCIAL INFORMATION (continued)

losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(8,946,178)	$(6,959,061)	$(16,964,272)	$(15,372,098)
Depreciation of real estate assets	17,629,793	16,725,862	35,065,143	33,114,275
Amortization of lease-related costs	—	—	—	1,010,112
FFO	8,683,615	9,766,801	18,100,871	18,752,289
Acquisition fees and expenses(1)(2)	—	1,000	—	2,185
Unrealized (gain) loss on derivative instruments	(131,281)	140,652	(578,894)	395,654
MFFO	$8,552,334	$9,908,453	$17,521,977	$19,150,128
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss)

PART I — FINANCIAL INFORMATION (continued)

from continuing operations, both of which are performance measures under GAAP. Following the recent publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this new guidance. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
No acquisition fees and expenses were incurred for the three and six months ended June 30, 2018. Acquisition fees and expenses for the three and six months ended June 30, 2017, include acquisition expenses of $1,000 and $2,185, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 7 (Related Party Arrangements) to the unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2018, the fair value of our fixed rate debt was $66,526,948 and the carrying value of our fixed rate debt was $67,393,062. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2018. As we expect to hold our fixed rate instruments to

PART I — FINANCIAL INFORMATION (continued)

maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2018, the fair value of our variable rate debt was $943,167,621 and the carrying value of our variable rate debt was $926,405,392. Based on interest rates as of June 30, 2018, if interest rates are 100 basis points higher during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase by $9,451,516 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would decrease by $9,450,462.
At June 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.51% and 4.09%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.12% at June 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2018, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2018 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to the unaudited consolidated financial statements included in this quarterly report.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.

PART II — OTHER INFORMATION (continued)

During the three months ended June 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2018	121,062	—	$—	(4)
May 2018	18,284	144,440	13.85	(4)
June 2018	92,228	—	—	(4)
	231,574	144,440
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2018, we had $2,000,000, representing 142,393 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 31, 2018.

(2)	During the three months ended June 30, 2018, we repurchased shares at prices determined as follows:

•	92.5% of the share repurchase price for stockholders who have held their shares for at least one year;

•	95.0% of the share repurchase price for stockholders who have held their shares for at least two years;

•	97.5% of the share repurchase price for stockholders who have held their shares for at least three years; and

•	100% of the share repurchase price for stockholders who have held their shares for at least four years.
The share repurchase price shall be 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)	From inception through June 30, 2018, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049)
4.1	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus, dated April 15, 2015, of the Registrant)
4.2	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant)
4.3	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant)
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
______________

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

Steadfast Apartment REIT, Inc.

Date:	August 9, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)