Form 10-Q
period 2018-09-30
Steadfast Apartment REIT, Inc.
filed 2018-11-08
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2018, there were 51,604,300 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,405,872,272	1,394,779,659
Total real estate, cost	1,569,985,344	1,558,892,731
Less accumulated depreciation and amortization	(200,629,693)	(147,726,630)
Total real estate, net	1,369,355,651	1,411,166,101
Cash and cash equivalents	62,267,700	27,298,855
Restricted cash	15,958,322	11,368,850
Rents and other receivables	1,858,296	1,722,065
Other assets	3,578,379	2,812,186
Total assets	$1,453,018,348	$1,454,368,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$31,291,721	$27,612,665
Notes Payable, net:
Mortgage notes payable, net	502,204,904	948,557,074
Credit facilities, net	547,883,759	44,848,788
Total notes payable, net	1,050,088,663	993,405,862
Distributions payable	3,809,169	3,886,730
Due to affiliates	2,211,098	2,760,555
Total liabilities	1,087,400,651	1,027,665,812
Commitments and contingencies (Note 9)
Redeemable common stock	—	36,397,062
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 51,501,266 and 50,842,640 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	515,013	508,426
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	10	10
Additional paid-in capital	680,590,541	633,186,743
Cumulative distributions and net losses	(315,487,867)	(243,389,996)
Total stockholders’ equity	365,617,697	390,305,183
Total liabilities and stockholders’ equity	$1,453,018,348	$1,454,368,057

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$38,226,188	$37,172,660	$112,776,421	$109,031,348
Tenant reimbursements and other	4,929,191	4,417,962	14,221,150	13,084,919
Total revenues	43,155,379	41,590,622	126,997,571	122,116,267
Expenses:
Operating, maintenance and management	11,413,882	10,837,451	31,828,565	30,282,339
Real estate taxes and insurance	5,581,414	6,226,236	17,229,297	17,784,640
Fees to affiliates	9,626,258	5,747,690	21,249,639	17,112,248
Depreciation and amortization	17,855,195	17,036,633	52,920,337	51,161,020
Interest expense	11,707,341	8,945,547	31,032,177	25,245,411
Loss on debt extinguishment	4,975,497	—	4,975,497	—
General and administrative expenses	2,667,123	929,163	5,397,661	4,032,619
Acquisition costs	—	—	—	2,185
Total expenses	63,826,710	49,722,720	164,633,173	145,620,462
Net loss	$(20,671,331)	$(8,132,098)	$(37,635,602)	$(23,504,195)
Loss per common share — basic and diluted	$(0.40)	$(0.16)	$(0.74)	$(0.47)
Weighted average number of common shares outstanding — basic and diluted	51,422,384	50,512,524	51,198,919	50,220,925
Distributions declared per share	$0.227	$0.227	$0.673	$0.673

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	49,698,486	$496,985	1,000	$10	$625,996,383	$(164,445,092)	$462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	508,426	1,000	10	633,186,743	(243,389,996)	390,305,183
Issuance of common stock	1,147,631	11,477	—	—	17,163,887	—	17,175,364
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(489,005)	(4,890)	—	—	(6,881,326)	—	(6,886,216)
Distributions declared	—	—	—	—	—	(34,462,269)	(34,462,269)
Amortization of stock-based compensation	—	—	—	—	60,721	—	60,721
Net loss	—	—	—	—	—	(37,635,602)	(37,635,602)
BALANCE, September 30, 2018	51,501,266	$515,013	1,000	$10	$680,590,541	$(315,487,867)	$365,617,697

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(37,635,602)	$(23,504,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,920,337	51,161,020
Loss on disposal of buildings and improvements	211,742	108,715
Amortization of deferred financing costs	762,658	766,801
Amortization of stock-based compensation	60,721	66,019
Change in fair value of interest rate cap agreements	(641,013)	438,261
Amortization of loan discount	207,074	266,238
Loss on debt extinguishment	4,975,497	—
Insurance claim recoveries	(331,716)	(341,250)
Changes in operating assets and liabilities:
Rents and other receivables	(136,231)	(17,315)
Other assets	(351,980)	186,555
Accounts payable and accrued liabilities	5,900,772	2,224,747
Due to affiliates	(206,276)	(1,173,002)
Net cash provided by operating activities	25,735,983	30,182,594
Cash Flows from Investing Activities:
Additions to real estate investments	(13,049,961)	(21,353,583)
Purchase of interest rate cap agreements	(43,200)	—
Proceeds from settlement of interest rate cap agreements	270,000	—
Proceeds from insurance claims	331,716	341,250
Net cash used in investing activities	(12,491,445)	(21,012,333)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	160,850,000	—
Principal payments on mortgage notes payable	(611,223,676)	(199,316)
Borrowings from credit facilities	562,669,000	10,000,000
Principal payments on credit facilities	(56,000,000)	—
Payments of commissions on sale of common stock	(173,111)	(176,811)
Payment of deferred financing costs	(4,538,261)	—
Payment of debt extinguishment costs	(1,019,491)	—
Distributions to common stockholders	(17,364,466)	(16,302,516)
Repurchase of common stock	(6,886,216)	(3,952,041)
Net cash provided by (used in) financing activities	26,313,779	(10,630,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,558,317	(1,460,423)
Cash, cash equivalents and restricted cash, beginning of the period	38,667,705	38,815,266
Cash, cash equivalents and restricted cash, end of the period	$78,226,022	$37,354,843

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$29,474,797	$23,401,164
Supplemental Disclosures of Noncash Flow Transactions:
Decrease in distributions payable	$(77,561)	$(44,315)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$17,175,364	$17,546,003
(Decrease) increase in redeemable common stock	$(36,397,062)	$6,472,018
(Decrease) increase in redemptions payable	$(631,040)	$1,043,310
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(1,590,676)	$(1,498,767)
Decrease in due to affiliates from additions to real estate investments	$(137,656)	$(159,779)
Decrease in due to affiliates for commissions on sale of common stock	$(205,525)	$(176,811)

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of September 30, 2018, the Company had issued 52,556,808 shares of common stock for gross offering proceeds of $782,801,364, including 4,942,781 shares of common stock issued pursuant to the DRP for gross offering proceeds of $72,366,485.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2018. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$761,622	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$347,409	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2018 and December 31, 2017, the fair value of the notes payable was $1,040,530,044 and $1,011,004,179, respectively, compared to the carrying value of $1,050,088,663 and $993,405,862, respectively.
Distribution Policy
The Company elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the nine months ended September 30, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 through September 30, 2018.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2018, the Company

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

declared distributions totaling $0.227 and $0.673 per share of common stock, respectively. During the three and nine months ended September 30, 2017, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year, which resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted ASU 2014-09 effective January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from ASU 2014-09.
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
September 30, 2018
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements and related disclosures and believes that rents and other receivables in its consolidated balance sheets may be impacted by the adoption of ASU 2016-13.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
3.          Real Estate
As of September 30, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of September 30, 2018 and December 31, 2017, the Company’s portfolio was approximately 94.5% and 93.1% occupied and the average monthly rent was $1,159 and $1,137, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

As of September 30, 2018 and December 31, 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	September 30, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,405,872,272	$1,569,985,344
Less: Accumulated depreciation and amortization	—	(200,629,693)	(200,629,693)
Net investments in real estate and related lease intangibles	$164,113,072	$1,205,242,579	$1,369,355,651

	December 31, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,394,779,659	$1,558,892,731
Less: Accumulated depreciation and amortization	—	(147,726,630)	(147,726,630)
Net investments in real estate and related lease intangibles	$164,113,072	$1,247,053,029	$1,411,166,101
Depreciation and amortization expense was $17,855,195 and $52,920,337 for the three and nine months ended September 30, 2018, and $17,036,633 and $51,161,020 for the three and nine months ended September 30, 2017, respectively.
Depreciation of the Company’s buildings and improvements was $17,855,195 and $52,920,337 for the three and nine months ended September 30, 2018, and $17,036,633 and $50,150,908 for the three and nine months ended September 30, 2017, respectively.
No amortization of the Company’s tenant origination and absorption costs was recognized for the three and nine months ended September 30, 2018. Amortization of the Company’s tenant origination and absorption costs was $0 and $1,010,112 for the three and nine months ended September 30, 2017. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. As of March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Operating Leases
As of September 30, 2018, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 96.4% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,059,561 and $3,613,649 as of September 30, 2018 and December 31, 2017, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

As of September 30, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of September 30, 2018 and December 31, 2017, other assets consisted of:

	September 30, 2018	December 31, 2017
Prepaid expenses	$1,860,916	$1,411,353
Interest rate cap agreements	761,622	347,409
Other deposits	955,841	1,053,424
Other assets	$3,578,379	$2,812,186
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of September 30, 2018 and December 31, 2017.

	September 30, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.27%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,363,621
Mortgage notes payable, gross	15				4.35%	505,795,621
Discount, net(2)						—
Deferred financing costs, net(3)						(3,590,717)
Mortgage notes payable, net						$502,204,904

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.58%	$888,345,717
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,823,579
Mortgage notes payable, gross	31				3.63%	956,169,296
Discount, net(2)						(2,275,838)
Deferred financing costs, net(3)						(5,336,384)
Mortgage notes payable, net						$948,557,074
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to the debt discount as of September 30, 2018 and December 31, 2017 was $0 and $445,702, respectively.

(3)	Accumulated amortization related to deferred financing costs as of September 30, 2018 and December 31, 2017 was $1,437,080 and $2,234,655, respectively.
Credit Facilities
Refinancing Transactions
On July 31, 2018, (the “Closing Date”), 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. The Company paid $1,930,842 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $2,758,345.
On the Closing Date, five indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank, National Association (“PNC Bank”) for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan (each a “CME Loan” and, collectively the “CME Loans”) with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid the Advisor a loan coordination fee of $804,250.
On November 29, 2017, three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the Company’s revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements (each a “Tranche 1 Loan Agreement”), with PNC Bank, for an aggregate principal amount of $100,752,000, (the “November Refinancing Transactions”). Additionally, on December 29, 2017, another three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements (each a “Tranche 2 Loan Agreement” and, together with the Tranche 1 Loan Agreement, the “Loan Agreements”) with PNC Bank for an aggregate principal amount of $97,080,000, (the “December Refinancing Transactions,” and, together with the November Refinancing Transactions, the “2017 Refinancing Transactions”).
In the 2017 Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (“CME”), as evidenced by a multifamily note. Pursuant to the CME, PNC Bank originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Each Loan Agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at the one-month LIBOR plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank, in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility had a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount available to be drawn under the Credit Facility could have been increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, was incurred. Advances made under the Credit Facility were secured by the property for which such advances were used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan and Security Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan and Security Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan was purchased from PNC Bank by Freddie Mac. As of September 30, 2018, the Company had no outstanding balance under the Credit Facility. The Company is in the process of terminating the Credit Facility.
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
September 30, 2018
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
As of September 30, 2018 and December 31, 2017, the advances obtained and certain financing costs incurred under the MCFA and the Line of Credit, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	September 30, 2018	December 31, 2017
Principal balance on revolving line of credit, gross(1)	$—	$45,000,000
Principal balance on master credit facility, gross	551,669,000	—
Deferred financing costs, net on master credit facility(2)	(3,714,033)	—
Deferred financing costs, net on revolving line of credit(3)	(71,208)	(151,212)
Credit facilities, net	$547,883,759	$44,848,788
___________

(1)	Landings of Brentwood is pledged as collateral pursuant to the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2018 and December 31, 2017, was $326,924 and $0, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of September 30, 2018 and December 31, 2017, was $253,792 and $173,788, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2018:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter
Principal payments on outstanding debt (1)	$1,057,464,621	$236,288	$966,946	$1,195,995	$5,308,837	$5,414,545	$1,044,342,010
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs and debt discount associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of September 30, 2018, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2018, the Company incurred interest expense of $11,707,341 and $31,032,177, respectively. Interest expense for the three and nine months ended September 30, 2018, includes amortization of deferred financing costs of $269,417 and $762,658, net unrealized gains from the change in fair value of interest rate cap agreements of $62,119 and $641,013, amortization of loan discount of $29,582 and $207,074, and Credit Facility commitment fees of $16,101 and $30,978, respectively.
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
Interest expense of $3,810,602 and $2,581,941 was payable as of September 30, 2018 and December 31, 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Public Offering, the Company continues to offer shares pursuant to the DRP. As of September 30, 2018, the Company had issued 52,556,808 shares of common stock for offering proceeds of $697,964,230, including 4,942,781 shares of common stock issued pursuant to the DRP for total proceeds of $72,366,485, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees.
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
The issuance and vesting activity for the nine months ended September 30, 2018, and year ended December 31, 2017, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting was as follows:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Nonvested shares at the beginning of the period	7,497	9,997
Granted shares	4,998	4,998
Vested shares	(4,998)	(7,498)
Nonvested shares at the end of the period	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the nine months ended September 30, 2018 and year ended December 31, 2017 was as follows:

Grant Year	Weighted Average Fair Value
2017	$14.85
2018	15.18
Included in general and administrative expenses is $33,044 and $60,721 for the three and nine months ended September 30, 2018, and $32,263 and $66,019 for the three and nine months ended September 30, 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $104,155. The weighted average remaining term of the restricted common stock was approximately 1.5 years as of September 30, 2018. As of September 30, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
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
September 30, 2018
(unaudited)

Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2018 and December 31, 2017, no shares of the Company’s preferred stock were issued and outstanding.
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
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recently publicly disclosed estimated value per share. Pursuant to the amended share repurchase program, the current share repurchase

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

price is $14.12 per share, which represents 93% of the estimated value per share of $15.18. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

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
During the three and nine months ended September 30, 2018, the Company repurchased a total of 142,393 and 489,003 shares with a total repurchase value of $2,000,000 and $6,886,216, and received requests for repurchases of 837,351 and 1,378,877 shares with a total repurchase value of $11,690,162 and $19,165,825, respectively. During the three and nine months ended September 30, 2017, the Company repurchased a total of 103,118 and 281,139 shares with a total repurchase value of $1,474,427 and $3,952,041, and received requests for repurchases of 155,540 and 353,366 shares with a total repurchase value of $2,206,818 and $4,992,801, respectively. As of September 30, 2018 and 2017, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases (discussed below) were 1,056,307 shares and 148,203 shares, respectively, with a total net repurchase value of $14,680,738 and $2,096,507, respectively.
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
September 30, 2018
(unaudited)

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
Pursuant to the share repurchase plan, for the three and nine months ended September 30, 2018, the Company reclassified $0 and $37,028,102, net of $2,000,000 and $6,886,216 of fulfilled redemption requests, respectively, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company reclassified $4,400,922 and $6,472,018, net of $1,474,427 and $3,952,041 of fulfilled redemption requests, respectively, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the three and nine months ended September 30, 2018, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. During the three and nine months ended September 30, 2017, a cash distribution accrued at a rate of $0.002466 per day for each share, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and nine months ended September 30, 2018, were $11,664,156 and $34,462,269, including $5,672,728 and $17,042,127, or 373,697 and 1,130,971 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2017 were $11,458,896 and $33,804,204, including $5,868,351 and $17,467,444, or 395,175 and 1,179,883 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2018 and December 31, 2017, $3,809,169 and $3,886,730 of distributions declared were payable, which included $1,837,673 and $1,970,910, or 121,059 shares and 132,721 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2018, the Company paid cash distributions of $5,941,991 and $17,364,466, which related to distributions declared for each day in the period from June 1, 2018 through August 31, 2018 and December 1, 2017 through August 31, 2018, respectively. Additionally, for the three and nine months ended September 30, 2018, 375,851 shares and 1,142,634 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,705,424 and $17,175,364, respectively. For the three and nine months ended September 30, 2018, the Company paid total distributions of $11,647,415 and $34,539,830, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and nine months ended September 30, 2018 and 2017, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of September 30, 2018 and December 31, 2017, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the		Payable (prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,282,469	$4,237,702	$12,826,487	$12,662,631	$1,116	$—
Loan coordination fees(1)	3,562,595	—	3,562,595	—	—	728,100
Property management:
Fees(1)	1,241,104	1,195,132	3,653,311	3,511,386	420,215	396,722
Reimbursement of onsite personnel(2)	3,947,855	3,560,496	11,164,448	10,441,761	1,163,803	766,894
Other fees(1)	540,090	314,856	1,207,246	938,231	39,715	41,950
Other fees - property operations(2)	25,118	41,745	71,761	91,753	—	—
Other fees - G&A(3)	9,894	11,569	29,581	43,770	—	—
Other operating expenses(3)	326,867	266,685	867,968	1,160,388	178,917	76,515
Insurance proceeds(4)	—	—	—	(172,213)	—	—
Property insurance(5)	353,715	436,041	1,111,904	530,474	(72,538)	(172,717)
Rental revenue(6)	(6,840)	—	(6,840)	—	—	—
Consolidated Balance Sheets:
Capitalized
Capital expenditures(7)	—	7,340	7,295	26,856	—	—
Construction management:
Fees(7)	162,951	231,417	351,053	1,112,885	12,663	125,159
Reimbursement of labor costs(7)	224,473	470,676	724,860	2,174,123	37,855	62,876
Deferred financing costs(8)	18,923	—	18,923	—	—	—
Additional paid-in capital
Selling commissions	—	—	—	—	356,814	562,339
	$14,689,214	$10,773,659	$35,590,592	$32,522,045	$2,138,560	$2,587,838
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

(5)
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

(6)	Included in rental income in the accompanying consolidated statements of operations.

(7)	Included in building and improvements in the accompanying consolidated balance sheets.

(8)	Included in credit facilities, net in the accompanying consolidated balance sheets.
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. At September 30, 2018, the property management fee payable with respect to each property under the Property Management Agreements ranged from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead and investment management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close); (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of September 30, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of September 30, 2018, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of September 30, 2018.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of September 30, 2018 and December 31, 2017, expects to pay trailing selling commissions of $356,814 and $562,339, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
September 30, 2018
(unaudited)

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
The Company recorded stock-based compensation expense of $33,044 and $60,721 for the three and nine months ended September 30, 2018 and $32,263 and $66,019 for the three and nine months ended September 30, 2017, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $235,750 and $353,250 for the three and nine months ended September 30, 2018, and $66,250 and $186,750 for the three and nine months ended September 30, 2017, related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $235,750 and $55,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
September 30, 2018
(unaudited)

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2018 and December 31, 2017:

September 30, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	11/1/2018 - 8/1/2021	One-Month LIBOR	24	$821,198,450	2.26%	3.60%	$761,622

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.56%	3.17%	$347,409
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $62,119 and $641,013 and for the three and nine months ended September 30, 2017, resulted in an unrealized loss of $42,607 and $438,261, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2018, the Company acquired interest rate cap agreements of $43,200 and received settlement proceeds from interest rate cap agreements of $270,000. The Company did not acquire any interest rate cap agreements or receive any settlement proceeds during the three and nine months ended September 30, 2017. The fair value of the interest rate cap agreements of $761,622 and $347,409 as of September 30, 2018 and December 31, 2017, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
On October 1, 2018, the Company paid distributions of $3,809,169, which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018 and consisted of cash distributions paid in the amount of $1,971,496 and $1,837,673 in shares issued pursuant to the DRP.
On November 1, 2018, the Company paid distributions of $3,946,664, which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018 and consisted of cash distributions paid in the amount of $2,059,520 and $1,887,144 in shares issued pursuant to the DRP.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(unaudited)

Shares Repurchased
On October 31, 2018, the Company repurchased 142,328 shares of its common stock for a total repurchase value of $2,000,000, or $14.05 per share, pursuant to the Company’s share repurchase program.
Distributions Declared
On November 6, 2018, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2019 and ending on March 31, 2019. The distributions will be equal to $0.002466 per share of the Company’s common stock per day. The distributions for each record date in January 2019, February 2019 and March 2019 will be paid in February 2019, March 2019 and April 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Amendment to Advisory Agreement
On November 7, 2018, the Company entered into Amendment No. 5 (the “Amendment”) to the Advisory Agreement. The Amendment (i) clarifies that the payment of a loan coordination fee to the Advisor in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property) does not count towards the 4.5% limit on acquisition fees and acquisition expenses and (ii) renews the term of the Advisory Agreement, effective December 13, 2018, for an additional one-year term ending on December 13, 2019.

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of real estate investments, primarily in the multifamily sector, located in the United States.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of September 30, 2018, we had sold 52,556,808 shares of common stock for gross proceeds of $782,801,364, including 4,942,781 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $72,366,485.
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
Our Real Estate Portfolio
As of September 30, 2018, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	95.5%	93.8%	$1,070	$1,076
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	93.5%	93.5%	969	942
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	(4)	94.2%	94.6%	913	926
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	91.1%	91.4%	884	880
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	91.5%	88.6%	1,264	1,272
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,570,509	95.6%	91.4%	1,019	973
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,433,151	93.7%	92.9%	1,406	1,344
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	97.4%	91.7%	1,137	1,061
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	93.1%	92.5%	1,124	1,136
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	94.2%	93.5%	877	837
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,585,786	96.4%	93.2%	1,140	1,072
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	(4)	99.3%	90.4%	1,828	1,747
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,568,872	97.1%	96.2%	1,070	1,052
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,233,797	94.4%	90.6%	1,008	966
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,579,806	96.9%	93.5%	963	946
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	94.1%	94.4%	1,114	1,120

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	(4)	92.8%	94.2%	$1,195	$1,178
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	94.9%	92.7%	915	881
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	95.0%	94.6%	1,028	1,049
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,780,492	96.6%	94.7%	1,424	1,391
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,427,960	93.7%	95.6%	1,343	1,290
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,081,531	94.2%	93.1%	1,513	1,515
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,141,423	96.0%	96.6%	1,318	1,331
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	24,015,439	92.3%	90.7%	1,002	972
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,210,243	96.2%	92.1%	1,740	1,652
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	43,218,516	93.6%	92.2%	1,333	1,340
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	95.1%	94.6%	1,255	1,242
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,676,890	94.2%	92.3%	982	958
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,680,489	95.9%	95.5%	1,387	1,381
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	93.8%	94.9%	1,198	1,139
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	94.9%	94.5%	1,164	1,171
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	(5)	95.6%	96.0%	1,201	1,175
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	93.2%	91.2%	1,014	958
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	94.6%	94.3%	1,539	1,527
				11,601	$1,499,381,750	$502,204,904	94.5%	93.1%	$1,159	$1,137
________________

(1)	As of September 30, 2018, our portfolio was approximately 96.4% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,785,241 related to the refinancings pursuant to the Master Credit Facility Agreement, or the MCFA, at the company level.

(4)	Properties secured under the terms of the MCFA.

(5)	Landings of Brentwood is pledged as collateral pursuant to the Line of Credit.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of

PART I — FINANCIAL INFORMATION (continued)

contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated unaudited financial statements in this quarterly report.
Income Taxes
We elected to be taxed as, and qualify as, a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2018 and December 31, 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed interest or penalties by any major tax jurisdictions. Our evaluation was performed for the tax years ended December 31, 2017, 2016 and 2015.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 through September 30, 2018, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the first, second, and third fiscal quarters of 2018, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Notes Payable	Net Cash Provided by Operating Activities
First Quarter 2018	$11,312,463	$0.222	$5,597,521	$5,701,030	$11,298,551	$7,087,026	$4,211,525	$7,087,026
Second Quarter 2018	11,485,650	0.224	5,824,954	5,768,910	11,593,864	11,593,864	—	11,690,359
Third Quarter 2018	11,664,156	0.227	5,941,991	5,705,424	11,647,415	6,958,598	4,688,817	6,958,598
	$34,462,269	$0.673	$17,364,466	$17,175,364	$34,539,830	$25,639,488	$8,900,342	$25,735,983
____________________

(1)	Distributions during the three and nine months ended September 30, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day.

PART I — FINANCIAL INFORMATION (continued)

(2)	Assumes each share was issued and outstanding each day during the periods presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2018, we paid aggregate distributions of $11,647,415 and $34,539,830, including $5,941,991 and $17,364,466 of distributions paid in cash and 375,851 and 1,142,634 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,705,424 and $17,175,364, respectively. For the three and nine months ended September 30, 2018, our net loss was $20,671,331 and $37,635,602, we had negative funds from operations, or FFO, of $2,816,136 and FFO of $15,284,735 and net cash provided by operations of $6,958,598 and $25,735,983, respectively. For the three and nine months ended September 30, 2018, we funded $6,958,598 and $25,639,488, or 60% and 74%, and $4,688,817 and $8,900,342, or 40% and 26%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from proceeds from the refinancing of our outstanding debt, respectively. Since inception, of the $140,115,558 in total distributions paid through September 30, 2018, including shares issued pursuant to our distribution reinvestment plan, 72% of such amounts were funded from cash flow from operations, 13% were funded from proceeds from our revolving line of credit and the refinancing of our outstanding debt and 15% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2018, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2018, our debt was approximately 59% of the value of our properties, as determined by the most recent valuations performed by an

PART I — FINANCIAL INFORMATION (continued)

independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, or our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $62,267,700 as of September 30, 2018;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On May 18, 2016, we entered into a secured revolving line of credit facility with PNC Bank, National Association, or PNC Bank, in an amount not to exceed $65,000,000. The line of credit provides for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit has a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of September 30, 2018, we had no outstanding balance on our line of credit. We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of the London Interbank Offered Rate (LIBOR) plus 1.60%. Monthly interest payments are due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans are due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 (Debt) to the unaudited consolidated financial statements contained in this quarterly report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Refinancing Transactions
On July 31, 2018, or the closing date, 16 of our indirect wholly-owned subsidiaries of the company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Berkeley Point Capital LLC, or the facility lender, for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a

PART I — FINANCIAL INFORMATION (continued)

maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. We paid $1,930,842 in the aggregate in loan origination fees to the facility lender in connection with the refinancings, and paid our advisor a loan coordination fee of $2,758,345.
On the closing date, five of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank, for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan, or a CME Loan and, collectively, the CME Loans, with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. We paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid our advisor a loan coordination fee of $804,250.
Cash Flows Provided by Operating Activities
As of September 30, 2018, we owned 34 multifamily properties. During the nine months ended September 30, 2018, net cash provided by operating activities was $25,735,983, compared to $30,182,594 for the nine months ended September 30, 2017. The change in net cash provided by operating activities is primarily due to increases in net loss, accounts payable, amounts due to affiliates and depreciation, partially offset by decreases in other assets and the change in the fair value of interest rate cap agreements. Our net loss increased primarily due to certain costs paid in connection with the MCFA and CME Loan refinancing transactions. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $12,491,445, compared to $21,012,333 during the nine months ended September 30, 2017. The decrease in net cash used in investing activities was primarily the result of fewer capital improvements to real estate investments during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Net cash used in investing activities during the nine months ended September 30, 2018, consisted of the following:

•	$13,049,961 of cash used for improvements to real estate investments;

•	$43,200 of cash used to purchase interest rate cap agreements;

•	$270,000 of cash provided by the settlement of interest rate cap agreements; and

•	$331,716 of cash provided by proceeds from insurance claims.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $26,313,779, compared to net cash used in financing activities of $10,630,684 during the nine months ended September 30, 2017. The increase in net cash provided by financing activities was due to our refinancing activities which primarily resulted in an increase in proceeds from borrowings on credit facilities from $10,000,000 during the nine months ended September 30, 2017, to $562,669,000 during the nine months ended September 30, 2018, as well as an increase in the proceeds from the issuance of mortgage notes payable from $0 during the nine months ended September 30, 2017, to $160,850,000 during the nine months ended September 30, 2018, offset by an increase in principal payments on mortgage notes payable from $199,316 during the nine months ended September 30, 2017, to $611,223,676 during the nine months ended September 30, 2018, an increase in principal payments on the line of credit from $0 during the nine months ended September 30, 2017, to $56,000,000 during the nine months ended September 30, 2018, increases in payments for deferred financing and debt extinguishment costs of $4,538,261 and $1,019,491 during the nine months ended September 30, 2018, respectively, and an increase in repurchases of common stock from $3,952,041 during the nine months ended September 30, 2017, to $6,886,216 during the nine months ended September 30, 2018. Net cash used in financing activities during the nine months ended September 30, 2018, consisted of the following:

•	$160,850,000 of proceeds from the issuance of mortgage notes payable;

PART I — FINANCIAL INFORMATION (continued)

•	$611,223,676 of principal payments on mortgage notes payable;

•	$562,669,000 of borrowings from the credit facilities;

•	$56,000,000 of principal payments on the line of credit;

•	$173,111 of payments of commissions on sales of common stock;

•	$4,538,261 of payments for deferred financing costs;

•	$1,019,491 of payments for debt extinguishment costs;

•	$17,364,466 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $17,175,364; and

•	$6,886,216 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2018, our debt was approximately 59% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2017. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of September 30, 2018, we had indebtedness totaling an aggregate principal amount of $1,050,088,663, including the net deferred financing costs of $7,375,958. The following is a summary of our contractual obligations as of September 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$238,687,045	$11,644,600	$93,785,742	$43,941,879	$89,314,824
Principal payments on outstanding debt obligations(2)	1,057,464,621	236,288	2,162,941	10,723,382	1,044,342,010
Total	$1,296,151,666	$11,880,888	$95,948,683	$54,665,261	$1,133,656,834
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2018. We incurred interest expense of $11,707,341 and $31,032,177 during the three and nine months ended September 30, 2018, including amortization of deferred financing costs totaling $269,417 and $762,658, net unrealized gains from the change in fair value of interest rate cap agreements of $62,119 and $641,013, amortization of loan discount of $29,582 and $207,073, and credit facility commitment fees of $16,101 and $30,978, respectively.

(2)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the debt discount and net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of September 30, 2018, and December 31, 2017, we were in compliance with all debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017. The ability to compare one period to another is affected by the implementation of our value-enhancement strategy. As of September 30, 2018 and 2017, we owned 34 multifamily properties. The increase in rents and occupancy are the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2018 and 2017, are not indicative of those expected in future periods. For the three and nine months ended September 30, 2018, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017
The following table summarizes the consolidated results of operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change $	Change %
Total revenues	$43,155,379	$41,590,622	$1,564,757	4%
Operating, maintenance and management	(11,413,882)	(10,837,451)	(576,431)	5%
Real estate taxes and insurance	(5,581,414)	(6,226,236)	644,822	(10)%
Fees to affiliates	(9,626,258)	(5,747,690)	(3,878,568)	67%
Depreciation and amortization	(17,855,195)	(17,036,633)	(818,562)	5%
Interest expense	(11,707,341)	(8,945,547)	(2,761,794)	31%
Loss on debt extinguishment	(4,975,497)	—	(4,975,497)	100%
General and administrative expenses	(2,667,123)	(929,163)	(1,737,960)	187%
Net loss	$(20,671,331)	$(8,132,098)	$(12,539,233)	154%

NOI(1)	$24,319,707	$23,013,825	$1,305,882	6%
FFO(2)	$(2,816,136)	$8,904,535	$(11,720,671)	(132)%
MFFO(2)	$2,097,242	$8,947,142	$(6,849,900)	(77)%
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

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended September 30, 2018, we had a net loss of $20,671,331, compared to a net loss of $8,132,098 for the three months ended September 30, 2017. The increase in net loss of $12,539,233 over the comparable prior year period was due to the increase in operating, maintenance and management expenses of $576,431, the increase in fees to affiliates of $3,878,568, the increase in depreciation and amortization expense of $818,562, the increase in interest expense of $2,761,794, the increase in loss on debt extinguishment of $4,975,497, and the increase in general and administrative expenses of $1,737,960, partially offset by the increase in total revenues of $1,564,757, and the decrease in real estate taxes and insurance of $644,822.
Total revenues
Total revenues were $43,155,379 for the three months ended September 30, 2018, compared to $41,590,622 for the three months ended September 30, 2017. The increase of $1,564,757 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.5% as of September 30, 2017, to 94.5% as of September 30, 2018, and average monthly rents per unit increased from $1,140 as of September 30, 2017, to $1,159 as of September 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2018, were $11,413,882, compared to $10,837,451 for the three months ended September 30, 2017. The increase of $576,431 was primarily due to increases in repairs, maintenance, turnover, payroll and utility costs during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $5,581,414 for the three months ended September 30, 2018, compared to $6,226,236 for the three months ended September 30, 2017. The decrease of $644,822 was primarily due to a reduction in taxes as a result of successful challenges to assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $9,626,258 for the three months ended September 30, 2018, compared to $5,747,690 for the three months ended September 30, 2017. The increase of $3,878,568 was primarily due to loan coordination fees payable to our advisor of $3,562,595 from the refinancing of 21 multifamily properties during the three months ended September 30, 2018, and to a lesser extent from an increase in investment management fees as a result of the increase in the cost of investment from additions to our real estate assets, as well as an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $17,855,195 for the three months ended September 30, 2018, compared to $17,036,633 for the three months ended September 30, 2017. The increase of $818,562 was primarily due to the net increase in

PART I — FINANCIAL INFORMATION (continued)

depreciable and amortizable assets of $17,704,320 since September 30, 2017, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2018, was $11,707,341, compared to $8,945,547 for the three months ended September 30, 2017. The increase of $2,761,794 was primarily due to the increase in the notes payable, net balance of $67,493,789 since September 30, 2017, due to financing incurred in connection with the refinancing of 27 multifamily properties since September 30, 2017, and increases in LIBOR from September 30, 2017 to September 30, 2018, that impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $269,417 and $257,111, the unrealized (gain) loss on derivative instruments of $(62,119) and $42,607, and credit facility commitment fees of $16,101 and $10,981 for the three months ended September 30, 2018 and 2017, respectively. We expect interest expense in future periods to vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2018, was $4,975,497, compared to $0 for the three months ended September 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of 21 multifamily properties during the three months ended September 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2018, were $2,667,123, compared to $929,163 for the three months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,737,960 was primarily due to increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal costs incurred during the three months ended September 30, 2018. We expect general and administrative expenses to decrease as a percentage of total revenues.
Consolidated Results of Operations for the Nine Months Ended September 30, 2018, Compared to the Nine Months Ended September 30, 2017
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2018 and 2017:

PART I — FINANCIAL INFORMATION (continued)

	For the Nine Months Ended September 30,
	2018	2017	Change $	Change %
Total revenues	$126,997,571	$122,116,267	$4,881,304	4%
Operating, maintenance and management	(31,828,565)	(30,282,339)	(1,546,226)	5%
Real estate taxes and insurance	(17,229,297)	(17,784,640)	555,343	(3)%
Fees to affiliates	(21,249,639)	(17,112,248)	(4,137,391)	24%
Depreciation and amortization	(52,920,337)	(51,161,020)	(1,759,317)	3%
Interest expense	(31,032,177)	(25,245,411)	(5,786,766)	23%
Loss on debt extinguishment	(4,975,497)	—	(4,975,497)	100%
General and administrative expenses	(5,397,661)	(4,032,619)	(1,365,042)	34%
Acquisition costs	—	(2,185)	2,185	(100)%
Net loss	$(37,635,602)	$(23,504,195)	$(14,131,407)	60%

NOI(1)	$72,646,207	$69,251,818	$3,394,389	5%
FFO(2)	$15,284,735	$27,656,825	$(12,372,090)	(45)%
MFFO(2)	$19,619,219	$28,097,271	$(8,478,052)	(30)%
_____________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2018, we had a net loss of $37,635,602, compared to $23,504,195 for the nine months ended September 30, 2017. The increase in net loss of $14,131,407 over the comparable prior year period was primarily due to the increase in interest expense of $5,786,766, the increase in operating, maintenance and management expenses of $1,546,226, the increase in depreciation and amortization expense of $1,759,317, the increase in fees to affiliates of $4,137,391, the increase in loss on debt extinguishment of $4,975,497, and the increase in general and administrative expenses of $1,365,042, partially offset by the increase in total revenues of $4,881,304, the decrease in real estate taxes and insurance of $555,343 and the decrease in acquisition costs of $2,185.
Total revenues
Total revenues were $126,997,571 for the nine months ended September 30, 2018, compared to $122,116,267 for the nine months ended September 30, 2017. The increase of $4,881,304 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.5% as of September 30, 2017, to 94.5% as of September 30, 2018, and average monthly rents per unit increased from $1,140 as of September 30, 2017, to $1,159 as of September 30, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $31,828,565 for the nine months ended September 30, 2018, compared to $30,282,339 for the nine months ended September 30, 2017. The increase of $1,546,226 was primarily due to increases in repairs, maintenance, turnover, payroll and utility costs during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.

PART I — FINANCIAL INFORMATION (continued)

Real estate taxes and insurance
Real estate taxes and insurance expenses were $17,229,297 for the nine months ended September 30, 2018, compared to $17,784,640 for the nine months ended September 30, 2017. The decrease of $555,343 was due to a reduction in taxes as a result of successful challenges to assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $21,249,639 for the nine months ended September 30, 2018, compared to $17,112,248 for the nine months ended September 30, 2017. The increase of $4,137,391 was primarily due to loan coordination fees payable to our advisor of $3,562,595 from the refinancing of 27 multifamily properties since September 30, 2017, and to a lesser extent from an increase in investment management fees as a result of the increase in cost of investment from additions to our real estate assets as well as an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $52,920,337 for the nine months ended September 30, 2018, compared to $51,161,020 for the nine months ended September 30, 2017. The increase of $1,759,317 was primarily due to the net increase in depreciable and amortizable assets of $17,704,320 since September 30, 2017, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2018, was $31,032,177, compared to $25,245,411 for the nine months ended September 30, 2017. The increase of $5,786,766 was primarily due to the increase in the notes payable, net balance of $67,493,789 since September 30, 2017, due to financing incurred in connection with the refinancing of 27 multifamily properties and increases in LIBOR from September 30, 2017 to September 30, 2018, that impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $762,658 and $766,801, unrealized (gain) loss on derivative instruments of $(641,013) and $438,261, amortization of loan discount of $207,073 and $266,238, and credit facility commitment fees of $30,978 and $35,293 for the nine months ended September 30, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2018, was $4,975,497, compared to $0 for the nine months ended September 30, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of 21 multifamily properties during the nine months ended September 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2018, were $5,397,661, compared to $4,032,619 for the nine months ended September 30, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,365,042 was primarily due to the increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal costs incurred during the nine months ended September 30, 2018. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Acquisition costs
There were no acquisition costs for the nine months ended September 30, 2018. Acquisition costs were $2,185 for the nine months ended September 30, 2017. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering.

PART I — FINANCIAL INFORMATION (continued)

Property Operations for the Three Months Ended September 30, 2018, Compared to the Three Months Ended September 30, 2017
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2017. As of September 30, 2018, all of our 34 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$43,096,197	$41,587,501	$1,508,696	3.6%
Operating expenses	18,776,490	18,573,676	202,814	1.1%
Net operating income	24,319,707	23,013,825	1,305,882	5.7%

Non-same-store properties:
Net operating income	—	—	—

Total Net operating income(1)	$24,319,707	$23,013,825	$1,305,882
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2018, was $24,319,707, compared to $23,013,825 for the three months ended September 30, 2017. The 5.7% increase in same-store net operating income was a result of a 3.6% increase in same-store rental revenues partially offset by a 1.1% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2018, were $43,096,197, compared to $41,587,501 for the three months ended September 30, 2017. The 3.6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,140 as of September 30, 2017, to $1,159 as of September 30, 2018, as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. In addition, same-store occupancy increased from 93.5% as of September 30, 2017, to 94.5% as of September 30, 2018.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2018, were $18,776,490, compared to $18,573,676 for the three months ended September 30, 2017. The increase in same-store operating expenses was primarily attributable to higher payroll and utility costs during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.
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

PART I — FINANCIAL INFORMATION (continued)

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
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2018 and 2017 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(20,671,331)	$(8,132,098)	$(37,635,602)	$(23,504,195)
Fees to affiliates(1)	7,845,064	4,237,702	16,389,082	12,662,631
Depreciation and amortization	17,855,195	17,036,633	52,920,337	51,161,020
Interest expense	11,707,341	8,945,547	31,032,177	25,245,411
Loss on debt extinguishment	4,975,497	—	4,975,497	—
General and administrative expenses	2,667,123	929,163	5,397,661	4,032,619
Acquisition costs	—	—	—	2,185
Other gains(2)	(59,182)	(3,122)	(432,945)	(347,853)
Net operating income	$24,319,707	$23,013,825	$72,646,207	$69,251,818
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $1,241,104 and $3,653,311 and other fees of $540,090 and $1,207,246, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2017, exclude property management fees of $1,195,132 and $3,511,386 and other fees of $314,856 and $938,231, respectively, that are included in NOI.

(2)	Other gains for the three and nine months ended September 30, 2018 and 2017, includes non-recurring insurance claim recoveries and interest income that are not included in NOI.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01, resulting in a substantial part of acquisition fees and expenses being capitalized and therefore not excluded from the calculation of MFFO but captured as depreciation in calculating FFO. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(20,671,331)	$(8,132,098)	$(37,635,602)	$(23,504,195)
Depreciation of real estate assets	17,855,195	17,036,633	52,920,337	50,150,908
Amortization of lease-related costs	—	—	—	1,010,112
FFO	(2,816,136)	8,904,535	15,284,735	27,656,825
Acquisition fees and expenses(1)(2)	—	—	—	2,185
Unrealized (gain) loss on derivative instruments	(62,119)	42,607	(641,013)	438,261
Loss on debt extinguishment	4,975,497	—	4,975,497	—
MFFO	$2,097,242	$8,947,142	$19,619,219	$28,097,271
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

PART I — FINANCIAL INFORMATION (continued)

disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
No acquisition fees and expenses were incurred for the three and nine months ended September 30, 2018. Acquisition fees and expenses for the three and nine months ended September 30, 2017, include acquisition expenses of $0 and $2,185, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in acquisition costs in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2018, the fair value of our fixed rate debt was $682,590,659 and the carrying value of our fixed rate debt was $692,321,285. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2018, the fair value of our variable rate debt was $357,939,385 and the carrying value of our variable rate debt was $357,767,378. Based on interest rates as of September 30, 2018, if interest rates are 100 basis points higher during the 12 months ending September 30, 2019, interest expense on our variable rate debt would

PART I — FINANCIAL INFORMATION (continued)

increase by $3,654,147 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2019, interest expense on our variable rate debt would decrease by $3,654,147.
At September 30, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.47% and 4.20%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.37% at September 30, 2018. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2018, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2018 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to the unaudited consolidated financial statements included in this quarterly report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 8, 2018, we granted 1,666 shares of restricted common stock to each of our three independent directors upon their re-election to our board of directors at the 2018 annual meeting of stockholders pursuant to our independent directors’ compensation plan. The shares of restricted common stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act.

PART II — OTHER INFORMATION (continued)

During the three months ended September 30, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2018	517,987	142,393	$14.05	(4)
August 2018	256,487	—	—	(4)
September 2018	62,877	—	—	(4)
	837,351	142,393
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At September 30, 2018, we had $2,000,000, representing 142,328 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 31, 2018.

(2)	During the three months ended September 30, 2018, we repurchased shares at prices determined as follows:

•	92.5% of the share repurchase price for stockholders who have held their shares for at least one year;

•	95.0% of the share repurchase price for stockholders who have held their shares for at least two years;

•	97.5% of the share repurchase price for stockholders who have held their shares for at least three years; and

•	100% of the share repurchase price for stockholders who have held their shares for at least four years.
The share repurchase price is 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the amount the respective stockholder paid to acquire the shares from us.

(3)	From inception through September 30, 2018, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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
10.1
Master Credit Facility Agreement dated as of July 31, 2018, by and among STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC, STAR at Spring Hill, LLC and Berkeley Point Capital LLC

10.2
Multifamily Note ($82,750,350) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC

10.3
Multifamily Note ($137,917,250) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC

10.4
Multifamily Note ($331,001,400) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC

10.5	Guaranty of Non-Recourse Obligations dated as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC
10.6
Environmental Indemnity Agreement dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC

10.7	Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association
10.8	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association

PART II — OTHER INFORMATION (continued)

10.9
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Barrett Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc.

10.10	Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association
10.11	Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Barrett Lakes, LLC, in favor of PNC Bank, National Association
10.12	Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association
10.13	Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association
10.14
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR East Cobb, LLC, PNC Bank, National Association and Steadfast Management Company, Inc.

10.15	Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association
10.16	Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR East Cobb, LLC, in favor of PNC Bank, National Association
10.17	Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association
10.18
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing) (Tennessee), made as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association

10.19
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, and among STAR Heritage Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc.

10.20	Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association
10.21	Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Heritage Place, LLC, in favor of PNC Bank, National Association
10.22	Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Oasis, LLC and PNC Bank, National Association
10.23	Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Colorado), effective as of July 31, 2018, by STAR Oasis, LLC for the benefit of PNC Bank, National Association
10.24
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc.

10.25	Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association
10.26	Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Oasis, LLC, in favor of PNC Bank, National Association

PART II — OTHER INFORMATION (continued)

10.27	Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association
10.28	Multifamily Mortgage, Assignment of Rents and Security Agreement (Alabama), made as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association
10.29
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Ridge Crossings, LLC, PNC Bank, National Association and Steadfast Management Company, Inc.

10.30	Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association
10.31	Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Ridge Crossings, LLC, in favor of PNC Bank, National Association
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
______________

*	Filed herewith.
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

Steadfast Apartment REIT, Inc.

Date:	November 8, 2018	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)