Form 10-K
period 2018-12-31
Steadfast Apartment REIT, Inc.
filed 2019-03-14
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☐
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

There is no established market for the registrant’s shares of common stock. There were approximately 50,989,062 shares of common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $774,013,967, assuming an estimated value per share of $15.18.

As of March 7, 2019, there were 51,932,358 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K of Steadfast Apartment REIT, Inc. (which is referred to in this Annual Report on Form 10-K, as context requires, as the “Company,” “we,” “us,” or “our”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

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

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation and elected to qualify as a real estate investment trust, or REIT, commencing with its taxable year ended December 31, 2014. We own and operate a diverse portfolio of real estate investments, primarily in the multifamily sector located throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2018, we owned 34 multifamily properties comprised of a total of 11,601 apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2018, we had sold 52,921,670 shares of common stock for gross offering proceeds of $788,339,974, including 5,307,643 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $77,905,095.
On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. For more information on the determinations of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $14.85, $15.18 and $15.84, effective March 1, 2017, April 1, 2018 and April 1, 2019. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
We are externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, dated December 13, 2013, by and among us, our operating partnership and our advisor. The advisory agreement is subject to annual renewal by our board of directors. The current term of the advisory agreement expires on December 13, 2019. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides advisory services to us on behalf of the advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), or the dealer manager, an affiliate of Steadfast REIT Investments, LLC, our sponsor, served as the dealer manager for our initial public offering. Our advisor, along with the dealer manager, provides offering services, marketing, investor relations and other administrative services on our behalf.
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

Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and our chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our company and various Steadfast Companies affiliates.
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
2018 Highlights
During 2018, we:

•	invested $18,049,643 in improvements to our real estate investment portfolio;

•
paid cash distributions of $23,399,025 and distributed $22,713,975 in shares of our common stock pursuant to our distribution reinvestment plan, which constituted a 6.0% annualized distribution rate to our stockholders based on a purchase price of $15.00 per share;

•	generated cash flows from operations of $33,557,275, although we incurred a net loss of $49,100,346;

•
generated net operating income, or NOI, of $96,505,018 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);

•
generated funds from operations, or FFO, of $21,892,934 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations, or MFFO, of $27,369,983 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”);

•
received proceeds of $50,510,765, net of principal payments of $667,459,963, deferred financing costs of $4,528,781 and debt extinguishment cost of $1,019,491, related to the refinancing of a portion of our outstanding debt (for further information on the 2018 Refinancing Transactions, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Our Real Estate Portfolio
As of December 31, 2018, we owned the 34 multifamily properties described below.

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	94.9%	$996	5/22/2014	$14,200,000	(4)	6.2%
2	Harrison Place Apartments	Indianapolis, IN	307	95.4%	971	6/30/2014	27,864,250	(4)	6.1%
3	Club at Summer Valley	Austin, TX	260	92.3%	913	8/28/2014	21,500,000	(4)	6.2%
4	Terrace Cove Apartment Homes	Austin, TX	304	95.7%	918	8/28/2014	23,500,000	(4)	6.6%
5	The Residences on McGinnis Ferry	Suwanee, GA	696	93.0%	1,282	10/16/2014	98,500,000	(4)	5.8%
6	The 1800 at Barrett Lakes	Kennesaw, GA	500	95.2%	1,035	11/20/2014	49,000,000	40,581,410	6.4%
7	The Oasis	Colorado Springs, CO	252	93.7%	1,349	12/19/2014	40,000,000	39,446,852	6.2%
8	Columns on Wetherington	Florence, KY	192	94.3%	1,153	2/26/2015	25,000,000	(4)	6.0%
9	Preston Hills at Mill Creek	Buford, GA	464	93.5%	1,113	3/10/2015	51,000,000	(4)	5.8%
10	Eagle Lake Landing Apartments	Speedway, IN	277	94.6%	865	3/27/2015	19,200,000	(4)	7.9%
11	Reveal on Cumberland	Fishers, IN	220	94.5%	1,104	3/30/2015	29,500,000	21,610,489	5.8%
12	Randall Highlands Apartments	North Aurora, IL	146	93.2%	1,786	3/31/2015	32,115,000	(4)	5.7%
13	Heritage Place Apartments	Franklin, TN	105	96.2%	1,130	4/27/2015	9,650,000	8,573,416	5.7%
14	Rosemont at East Cobb	Marietta, GA	180	92.8%	991	5/21/2015	16,450,000	13,238,815	5.7%
15	Ridge Crossings Apartments	Hoover, AL	720	94.7%	979	5/28/2015	72,000,000	57,605,492	6.0%
16	Bella Terra at City Center	Aurora, CO	304	91.8%	1,150	6/11/2015	37,600,000	(4)	5.7%
17	Hearthstone at City Center	Aurora, CO	360	92.2%	1,224	6/25/2015	53,400,000	(4)	5.8%
18	Arbors at Brookfield	Mauldin, SC	702	93.0%	929	6/30/2015	66,800,000	(4)	5.5%
19	Carrington Park	Kansas City, MO	298	94.0%	1,013	8/19/2015	39,480,000	(4)	5.7%
20	Delano at North Richland Hills	North Richland Hills, TX	263	94.3%	1,439	8/26/2015	38,500,000	29,790,989	5.6%
21	Meadows at North Richland Hills	North Richland Hills, TX	252	93.7%	1,339	8/26/2015	32,600,000	25,436,887	5.6%
22	Kensington by the Vineyard	Euless, TX	259	95.0%	1,485	8/26/2015	46,200,000	34,087,674	5.7%
23	Monticello by the Vineyard	Euless, TX	354	95.2%	1,336	9/23/2015	52,200,000	41,159,556	5.4%
24	The Shores	Oklahoma City, OK	300	94.0%	1,000	9/29/2015	36,250,000	23,944,543	6.4%
25	Lakeside at Coppell	Coppell, TX	315	94.6%	1,687	10/7/2015	60,500,000	45,217,115	5.9%
26	Meadows at River Run	Bolingbrook, IL	374	91.4%	1,408	10/30/2015	58,500,000	43,065,800	6.0%
27	PeakView at T-Bone Ranch	Greeley, CO	224	95.5%	1,295	12/11/2015	40,300,000	(4)	5.7%
28	Park Valley Apartments	Smyrna, GA	496	92.9%	1,012	12/11/2015	51,400,000	44,691,749	5.8%
29	PeakView by Horseshoe Lake	Loveland, CO	222	94.1%	1,388	12/18/2015	44,200,000	33,692,519	5.8%
30	Stoneridge Farms	Smyrna, TN	336	93.8%	1,178	12/30/2015	47,750,000	—	5.7%

	Property Name	Location	Number of Units	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)	Capitalization Rate(3)
31	Fielder’s Creek	Englewood, CO	217	95.9%	$1,193	3/23/2016	$32,400,000	$—	6.0%
32	Landings of Brentwood	Brentwood, TN	724	95.9%	1,191	5/18/2016	110,000,000	(5)	5.7%
33	1250 West Apartments	Marietta, GA	468	90.4%	1,008	8/12/2016	55,772,500	(4)	6.1%
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	334	94.6%	1,492	9/29/2016	66,050,000	(4)	5.7%
			11,601	93.9%(6)	$1,163		$1,499,381,750	$502,143,306
________________

(1)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(2)
Mortgage debt outstanding is net of deferred financing costs and loan discount associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,656,563 related to our Master Credit Facility Agreement, or MCFA.

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

(4)	Properties secured under the terms of the MCFA.

(5)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to our line of credit. On January 9, 2019, we terminated the line of credit.

(6)
At December 31, 2018, our portfolio was approximately 95.5% leased, calculated using the number of occupied and contractually leased units divided by total units. As of December 31, 2018, no single tenant accounted for greater than 10% of our 2018 gross annualized rental revenues.

We plan to invest approximately $10 to $15 million during the year ending December 31, 2019, for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant units and thereafter on units vacated from time to time in the ordinary course.
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
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2018, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2018, our borrowings were not in excess of 300% of the value of our net assets.
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
We may also compete with Steadfast Income REIT, Inc., or Steadfast Income REIT, and Steadfast Apartment REIT III, Inc. or Steadfast Apartment REIT III, both non-traded real estate investment trusts with similar investment objectives as us that are sponsored by our sponsor. Steadfast Income REIT and Steadfast Apartment REIT III terminated their initial public offerings on December 20, 2013 and August 31, 2018, respectively. However, Steadfast Income REIT and Steadfast Apartment REIT III may reinvest any proceeds from a sale of assets or engage in future public offerings to raise capital to acquire additional multifamily properties. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.
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
We commenced operations on May 22, 2014 with our acquisition of the Villages at Spring Hill Apartments. We and our advisor have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. We cannot assure you that we will be profitable in the future or that we will recognize growth in our assets.
From inception through December 31, 2018, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2018, we incurred a net loss of $183,027,884. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.
There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It will therefore be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors can amend, suspend, or terminate our share repurchase plan upon 30 days’ notice. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain. As a result, you should be prepared to hold your shares for an indefinite period of time.
We have paid, and it is likely we will continue to pay, distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid, and may continue to pay, distributions from sources other than cash flow from operations. We have not established a limit on the amount of proceeds from our public offerings, or other sources other than cash flow from operations, which we may use to fund distributions.
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
For the year ended December 31, 2018, we paid aggregate distributions of $46,113,000, including $23,399,025 of distributions paid in cash and 1,507,497 shares of our common stock issued pursuant to our distribution reinvestment plan for $22,713,975. For the year ended December 31, 2018, our net loss was $49,100,346, we had FFO of $21,892,934 and net cash provided by operations of $33,557,275. For the year ended December 31, 2018, we funded $33,460,780, or 73%, and $12,652,220 or 27% of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from cash flow from operations and notes payable, respectively. Since inception, of the $151,688,728 in total distributions paid through December 31, 2018, including shares issued pursuant to our distribution reinvestment plan, we funded $108,489,915 or 71% from cash flow from operations, $22,544,653 or 15% from notes payable and $20,654,160 or 14% offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”
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
Our share repurchase plan contains certain limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, the share repurchase plan limits the number of shares to be repurchased during any calendar year to no more than (1) 5.0% of the weighted average number of shares of our common stock outstanding in the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. Our board of directors has further amended our share repurchase program so that in no event would the value of the shares repurchased pursuant to the share repurchase program exceed $2,000,000 during any quarter.
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to our stockholders. Therefore, you may not have the opportunity to make a repurchase request prior to a potential termination or suspension of the share repurchase plan and you may not be able to sell any of your shares of common stock back to us. Moreover, if you do sell your shares of common stock back to us pursuant to the share repurchase plan, you may be forced to do so at a discount to the purchase price you paid for your shares.
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
A portion of the offering proceeds from the sale of our shares in our public offering was used to pay fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length and may be higher than fees payable to unaffiliated third parties. In addition, the full offering price paid by stockholders was not invested in properties. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the Company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2018, of the $1,499,381,750 contract price of our real estate assets, 21% was located in the Atlanta, Georgia metropolitan statistical area, 20% was located in the Dallas/Fort Worth, Texas metropolitan statistical area and 12% was located in the Nashville, Tennessee metropolitan statistical area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower NOI.
Financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act represents a significant change in the American financial regulatory environment and impacts nearly every aspect of the U.S. financial services industry. The Dodd-Frank Act requires various federal agencies to adopt hundreds of new rules to implement the Dodd-Frank Act and to deliver to Congress numerous studies and reports that may influence future legislation. The Dodd-Frank Act leaves significant discretion to federal agencies as to exactly how to implement the broad provisions of the Dodd-Frank Act. Some provisions of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall impact on us. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.
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
Our board of directors determined an estimated value per share of $15.84 for our shares of common stock as of December 31, 2018. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2018. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or compliant with the Employee Retirement Income Security Act of 1974, or ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a retirement plan or individual retirement plan, or IRA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2018), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2018, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
Because our charter does not require our listing or liquidation by a specified date, you should be prepared to hold your shares for an indefinite period of time.
In the future, our board of directors will consider alternatives for providing liquidity to our stockholders, which we refer to as a “liquidity event.” A liquidity event may include the sale of our assets, a sale or merger of our company or a listing of our shares on a national securities exchange. It is anticipated that our board of directors will consider a liquidity event within five years after the completion of our offering stage; however, the timing of any such event will be significantly dependent upon economic and market conditions after completion of our offering stage. Because our charter does not require us to pursue a liquidity event by a specified date, you should be prepared to hold your shares for an indefinite period of time.
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
United States and global financial markets experienced extreme volatility and disruption from 2008 to 2010. There was a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts, and increased borrowing by governmental entities. The turmoil in the capital markets during the most recent recession resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire properties, increases in capitalization rates and lower property values. During the subsequent economic recovery, capital has been more available and the overall economy has improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investments. See “—Risks Related to Investments in Real Estate.”
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,999,000 shares are classified as common stock with a par value of $0.01 per share, 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, and 1,000 shares are classified as convertible stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
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
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (3) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the Maryland General Corporation Law, or the MGCL, or our charter or bylaws or (4) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
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
Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
future public offerings of equity by us, which would allow the dealer manager to earn additional dealer manager fees and allow our advisor to earn increased acquisition fees, investment management fees and property management fees;

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
We may compete for investment opportunities with Steadfast Income REIT or Steadfast Apartment REIT III, public, non-listed REITs sponsored by our sponsor that also focus their investment strategy on multifamily properties located in the United States. Steadfast Income REIT terminated its initial public offering on December 20, 2013. Steadfast Apartment REIT III commenced its initial public offering on February 5, 2016, and terminated its initial public offering on August 31, 2018. Steadfast Income REIT and Steadfast Apartment REIT III may engage in future public offerings for its shares, including, but not limited to, a public offering of shares pursuant to its distribution reinvestment plan. Even if Steadfast Income REIT and Steadfast Apartment REIT III are no longer publicly offering their shares of common stock, Steadfast Income REIT and Steadfast Apartment REIT III may reinvest any proceeds from a sale of assets or the refinancing of debt or raise additional funds available for investment. Although Steadfast Income REIT and Steadfast Apartment REIT III are the only investment programs currently sponsored by or affiliated with our sponsor that may directly compete with us for investment opportunities, our sponsor may launch additional investment programs in the future that compete with us for investment opportunities. To the extent that we compete with Steadfast Income REIT, Steadfast Apartment REIT III or any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us. In addition, certain of our affiliates currently own or manage multifamily properties in geographical areas in which we own multifamily properties. As a result of our potential competition with Steadfast Income REIT, Steadfast Apartment REIT III and other affiliates of our sponsor, certain investment opportunities that would otherwise be available to us may not in fact be available. Such competition may also result in conflicts of interest that are not resolved in our favor.

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
Such investments may also have the potential risk of impasses on decisions because neither we nor the co-venturer would have full control over the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Advisor, certain conflicts of interest will exist.
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
We attempt to adequately insure all of our multifamily properties against casualty losses. The nature of the activities at certain properties we may acquire may expose us and our operators to potential liability for personal injuries and property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, tornadoes, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders sometimes require commercial property owners to purchase specific coverage against acts of terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may impact our variable rate debt and adversely affect our ability to manage and hedge our debt.
Our variable rate debt is tied to the benchmark LIBOR.  LIBOR and other indices are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our variable rate debt will transition away from LIBOR at the same time, and it is possible that not all of our variable rate debt will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate with borrowers and financing institutions that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential effect of any such event on our cost of capital and interest income cannot yet be determined.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20% (but under the Tax Act (as defined below), U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026). Dividends payable by REITs, however, are generally subject to a higher rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our shares of our common stock.

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
To maintain our REIT status, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. Our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and not more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments.”
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
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
Retirement Plan Risks
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, such stockholder could be subject to civil (and criminal, if the failure is willful) penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) including assets of an insurance company general account or entity whose assets are considered “plan assets” under ERISA (which we collectively refer to as, “Benefit Plans and IRAs”) whose assets are invested in our common stock. Stockholders that are Benefit Plans and IRAs should satisfy themselves that:

•
the investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
the investment satisfies the prudence, diversification and other requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code and any other applicable law;

•	the investment will not impair the liquidity needs, the minimum and other distribution requirements and the withholding requirements that may be applicable to the Benefit Plan or IRA;

•	the investment will not produce unrelated business taxable income, referred to as UBTI, for the Benefit Plan or IRA;

•
the Benefit Plans and IRAs will be able to value the assets of the Benefit Plan or IRA annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and applicable provisions of the Benefit Plan or IRA;

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA, Section 4975 of the Internal Revenue Code, or any similar rule under other applicable law; and

•	the investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation. U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). We cannot guarantee our stockholders that we will qualify for an exemption from the plan assets regulation. If we do qualify for an exemption from the plan assets regulation, our underlying assets would be treated as “plan assets” of the investing Benefit Plan or IRA under the plan assets regulation and () we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.
Stockholders that are Benefit Plans and IRA may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans and IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions from such plan or IRA in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2018, we owned 34 multifamily properties consisting of an aggregate of 11,601 apartment homes. The total contract purchase price of our real estate portfolio as of December 31, 2018 was $1,499,381,750, exclusive of closing costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 7, 2019, we had approximately 51,932,358 shares of common stock outstanding held by a total of approximately 18,000 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
Estimated Value Per Share
Background
In November 2018, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We are providing an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, Inc., or FINRA. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, or the valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2018.
From CBRE Cap’s engagement through the issuance of its valuation report on March 12, 2019, or the valuation report, CBRE Cap held discussions with our advisor and our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range for our estimated value per share of our common stock upon appraisals of all our real properties, or the appraisals, performed by CBRE, Inc., or CBRE, an affiliate of CBRE Cap and an independent third-party appraisal firm, and valuations performed by our advisor with respect to our other assets and liabilities. The valuation committee, upon its receipt and review of the valuation report, concluded that the range between $14.98 and $16.74 for our estimated value per share proposed in the valuation report was reasonable and recommended that the board adopt $15.84 as the estimated value per share of our common stock as of December 31, 2018. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates and terminal capitalization rates in the sensitivity analysis. On March 12, 2019, our board of directors accepted the valuation committee’s recommendation and approved $15.84 as the estimated value per share of our common stock as of December 31, 2018. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2018.
Valuation Methodology
In preparing the valuation report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our advisor and us;

•	reviewed and discussed with us and our advisor the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us and our advisor;

•	reviewed appraisals commissioned by us that contained analysis on each of our multifamily properties and performed analyses and studies for each property;

•	conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;

•	reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2018, and the unaudited financial statements therein; and

•	reviewed the unaudited financial statements as of December 31, 2018, as prepared by us.
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
Our valuation committee and board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its valuation report. Unlevered, ten-year discounted cash flow analyses from appraisals were created for our fully operational properties. The “terminal capitalization rate” method was used to calculate the terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA valuation guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.78% - 6.08%	5.93%
Discount rate	7.14% - 7.51%	7.33%
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.43	$(0.48)
Discount rate	0.40	(0.43)
In its valuation report, CBRE Cap included an estimate of the December 31, 2018 value of our assets, including cash and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to GAAP fair values in this annual report, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation since the value of those balances was already considered in the appraisals.
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $5,218,160.

Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the valuation report, the board of directors determined the estimated value of our equity interest in our real estate portfolio to be in the range of $1,777,959,694 to $1,881,531,755 and our net asset value to range between $775,104,772 and $866,261,775, or between $14.98 and $16.74 per share, based on a share count of 51,723,801 shares issued and outstanding as of December 31, 2018.
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
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2018 and December 31, 2017:

	Estimated Value as of December 31,		Estimated Value Per Share as of December 31,
	2018	2017	2018	2017
Real estate properties	$1,827,610,000	$1,777,635,000	$35.33	$34.96
Cash	72,738,775	27,298,855	1.41	0.54
Other assets	4,760,131	15,903,101	0.09	0.31
Mortgage debt	(1,042,358,884)	(1,011,004,179)	(20.15)	(19.88)
Other liabilities	(37,994,945)	(34,259,950)	(0.74)	(0.68)
Incentive fee	(5,218,160)	(3,604,360)	(0.10)	(0.07)
Estimated value per share	$819,536,917	$771,968,467	$15.84	$15.18
The estimated value of our real estate properties as of December 31, 2018 and 2017 was $1,827,610,000 and $1,777,635,000, respectively, while the total cost of the real estate properties was $1,612,494,662 and $1,595,533,800, respectively, comprised of the aggregate purchase price and capital expenditures subsequent to acquisition.
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA valuation guidelines, the valuation committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap and their consistency with real estate industry standards and best practices.
The valuation report issued March 12, 2019, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2018, and any material change in such information, circumstances and/or conditions may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The valuation report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
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

•
the methodology used to estimate our value per share would be acceptable to FINRA or the reporting requirements under ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a Benefit Plan or IRA.

The December 31, 2018 estimated value per share was reviewed and recommended by our valuation committee and approved by our board of directors at meetings held on March 12, 2019. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We expect to utilize an independent valuation firm to update the estimated value per share as of December 31, 2019, in accordance with the IPA valuation guidelines.
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
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Los Angeles, California, one of the world’s largest commercial real estate services and investment firms (in terms of 2018 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the valuation report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past four years, CBRE Cap assisted our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we and affiliates of our advisor have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
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
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2018. During the years ended December 31, 2018 and 2017, distributions declared for all record dates of a given month were paid approximately three days after month-end. Distributions were calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2018 and 2017 aggregated by quarter, are as follows:

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,312,463	$11,485,650	$11,664,156	$11,717,500	$46,179,769
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,078,212	$11,267,096	$11,458,896	$11,516,859	$45,321,063
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions were based on daily record dates and calculated at a rate of $0.002466 per share per day for the years ended December 31, 2018 and 2017.
The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Ordinary income	20.7%	—%
Return of capital	79.3%	100.0%
Total	100.0%	100.0%
Generally, our policy is to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from our public offering to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. As of December 31, 2018, 15%, 14% and 72% of distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from our revolving line of credit, the refinancing of our outstanding debt, offering proceeds and cash flows from operations, respectively.
Pursuant to our distribution reinvestment plan, stockholders had the option to elect to have their cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. On February 14, 2017, our board of directors determined a new share price of $14.85 for purposes of our distribution reinvestment plan. On March 14, 2018, our board of directors determined a new share price of $15.18 for purposes of our distribution reinvestment plan. On March 12, 2019, our board of directors determined a new share price of $15.84 for purposes of our distribution reinvestment plan. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On each of August 11, 2016, August 10, 2017 and August 8, 2018, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
From March 29, 2016, the date we first published an estimated value per share, until April 14, 2018, the purchase price for shares repurchased under our share repurchase plan was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
On March 14, 2018, our board of directors amended the terms of our share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to our share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recent publicly disclosed estimated value per share. Pursuant to the amended share repurchase program, the current share repurchase price is $14.73 per share, which represents 93% of the estimated value per share of $15.84. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(2)
2 years	95.0% of the Share Repurchase Price(2)
3 years	97.5% of the Share Repurchase Price(2)
4 years	100.0% of the Share Repurchase Price(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
_________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2) The “Share Repurchase Price” equals 93% of the Estimated Value Per Share. The “Estimated Value per Share” is the most recent publicly disclosed estimated value per share determined by our board of directors.

(3)	The required one-year holding period does not apply to repurchases requested within two years after death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The repurchase price per share for shares repurchased pursuant to our share repurchase plan will be further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date (defined below) as a result of the sale of one or more of our assets that constitutes a return of capital as a result of such sales.
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
We are not obligated to repurchase shares of our common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) the lessor of 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock pursuant to our share repurchase plan.
Our board of directors may, in its sole discretion, amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to our stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of our stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination or suspension of our share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for our shares of common stock.

During the year ended December 31, 2018, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2018	79,896	185,218	$14.24	(4)
February 2018	76,777	15,861	14.64	(4)
March 2018	153,279	1,092	14.48	(4)
April 2018	121,062	—	—	(4)
May 2018	18,284	144,440	13.85	(4)
June 2018	92,228	—	—	(4)
July 2018	517,987	142,393	14.05	(4)
August 2018	256,487	—	—	(4)
September 2018	62,877	—	—	(4)
October 2018	153,787	142,328	14.05	(4)
November 2018	176,840	—	—	(4)
December 2018	104,797	—	—	(4)
	1,814,301	631,332
________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2018, we had $2,000,000, representing 138,961 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on January 31, 2019.

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
The share repurchase price is 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will be the average issue price the respective stockholder paid to acquire the shares from us.

(3)	From inception through December 31, 2018, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase plan during any calendar year is limited to (1) the lessor of 5% of the weighted average number of shares outstanding during the prior calendar year or the $2,000,000 limit for any quarter and (2) those that can be funded from the net proceeds we received from the sale of shares under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2018, 2017, 2016, 2015 and 2014 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our results of operations for the periods presented below are not indicative of those expected in future periods. During the period from August 22, 2013 (inception) to May 22, 2014, we were in existence and commenced our initial public offering, but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We terminated our initial public offering on March 24, 2016.

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data
Total real estate, net	$1,356,639,742	$1,411,166,101	$1,453,385,165	$1,207,028,126	$269,987,629
Total assets	1,434,138,648	1,454,368,057	1,497,101,228	1,258,692,194	306,470,497
Notes payable	1,050,155,743	993,405,862	971,761,151	850,766,025	196,930,600
Total liabilities	1,088,150,688	1,027,665,812	1,007,103,450	876,726,253	202,426,021
Redeemable common stock	—	36,397,062	27,949,492	9,401,360	660,089
Total stockholders’ equity	345,987,960	390,305,183	462,048,286	372,564,581	103,384,387

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Operating data
Total revenues	$169,963,230	$163,398,158	$144,010,514	$68,449,753	$7,255,266
Net loss	(49,100,346)	(33,623,841)	(37,682,474)	(50,694,124)	(11,840,455)
Net loss attributable to common stockholders	(49,100,346)	(33,623,841)	(37,682,474)	(50,694,124)	(11,840,455)
Loss per common share - basic and diluted	(0.96)	(0.67)	(0.80)	(2.33)	(4.74)
Other data
Cash flows provided by (used in) operating activities	33,557,275	34,670,391	38,221,740	6,674,297	(1,955,348)
Cash flows used in investing activities	(17,481,756)	(26,784,774)	(269,914,470)	(910,353,430)	(276,964,629)
Cash flows provided by (used in) financing activities	17,995,551	(8,033,178)	225,786,450	917,012,264	310,104,892
Distributions declared	46,179,769	45,321,063	42,357,688	19,559,628	2,224,079
Distributions declared per common share(1)	0.900	0.900	0.900	0.900	0.663
Weighted-average number of common shares outstanding, basic and diluted	51,312,947	50,358,618	47,092,206	21,753,832	2,495,771
FFO(2)	21,892,934	34,793,715	30,309,069	(8,255,364)	(6,523,945)
MFFO(2)	27,369,983	35,243,568	36,566,768	17,530,067	1,013,255
_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 assume each share was issued and outstanding each day from April 7, 2014 through December 31, 2018. During the years ended December 31, 2018 and 2017, distributions declared were calculated at a rate of $0.002466 per share of common stock per day, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock. During the year ended December 31, 2016, distributions declared were calculated at a rate of $0.002459 per share of common stock per day, which if paid each day over a 366-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO or MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”
ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of multifamily properties, located in the United States.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2018, we had sold 52,921,670 shares of common stock for gross offering proceeds of $788,339,974, including 5,307,643 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $77,905,095.
On February 14, 2017, our board of directors determined an estimated value per share of our common stock of $14.85 as of December 31, 2016. On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as December 31, 2017. On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $14.85, $15.18 and $15.84, effective March 1, 2017, April 1, 2018 and April 1, 2019, respectively. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accepted subscriptions for shares of common stock, we transferred substantially all of the net proceeds of the initial public offering to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.

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
Market Outlook
The economy in the United States has improved since the last recession; however, there is no assurance that economic conditions will continue to improve or will not worsen in the future. We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities in the multifamily sector. Home ownership rates are at near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, 30% of Millennials are still living with their parents or are still in school. When they get a job, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2018, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	94.9%	93.8%	$996	$1,076
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	95.4%	93.5%	971	942
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	(4)	92.3%	94.6%	913	926
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	95.7%	91.4%	918	880
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	93.0%	88.6%	1,282	1,272
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,581,410	95.2%	91.4%	1,035	973
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,446,852	93.7%	92.9%	1,349	1,344
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	94.3%	91.7%	1,153	1,061
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	93.5%	92.5%	1,113	1,136
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	94.6%	93.5%	865	837
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,610,489	94.5%	93.2%	1,104	1,072
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	(4)	93.2%	90.4%	1,786	1,747
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,573,416	96.2%	96.2%	1,130	1,052
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,238,815	92.8%	90.6%	991	966
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,605,492	94.7%	93.5%	979	946
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	91.8%	94.4%	1,150	1,120
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	92.2%	94.2%	1,224	1,178
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	93.0%	92.7%	929	881
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	94.0%	94.6%	1,013	1,049
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,790,989	94.3%	94.7%	1,439	1,391
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,436,887	93.7%	95.6%	1,339	1,290
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,087,674	95.0%	93.1%	1,485	1,515
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,159,556	95.2%	96.6%	1,336	1,331
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,944,543	94.0%	90.7%	1,000	972
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,217,115	94.6%	92.1%	1,687	1,652

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	$58,500,000	$43,065,800	91.4%	92.2%	$1,408	$1,340
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	95.5%	94.6%	1,295	1,242
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,691,749	92.9%	92.3%	1,012	958
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,692,519	94.1%	95.5%	1,388	1,381
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	93.8%	94.9%	1,178	1,139
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	95.9%	94.5%	1,193	1,171
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	(5)	95.9%	96.0%	1,191	1,175
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	90.4%	91.2%	1,008	958
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	94.6%	94.3%	1,492	1,527
				11,601	$1,499,381,750	$502,143,306	93.9%	93.1%	$1,163	$1,137
________________

(1)	As of December 31, 2018, our portfolio was approximately 95.5% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,656,563 related to the refinancings pursuant to the MCFA at the company level.

(4)	Properties secured under the terms of the MCFA.

(5)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to our line of credit. On January 9, 2019, we terminated the line of credit.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2018, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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

Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $58,880,007 as of December 31, 2018;

•	various forms of secured and unsecured financing;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
On August 26, 2015, we entered into a revolving credit facility, or the credit facility, with PNC Bank, National Association or PNC Bank, in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The credit facility had a maturity date of September 1, 2020, subject to extension. The maximum amount available to be drawn under the credit facility could have been increased to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the maturity date. Advances made under the credit facility were secured by the property for which such advances were used. As of December 31, 2018 and 2017, no advances were outstanding on our credit facility. Interest on the outstanding principal balances of advances accrued at the one-month London Interbank Offered Rate, or LIBOR, plus (1) the servicing spread of 0.05% and (2) the net spread, based on the debt service coverage ratio, of between 1.80% and 2.10%, as further described in the applicable notes. Monthly interest payments were due and payable on the first day of each month until the maturity dates. The entire outstanding principal balance and any accrued and unpaid interest on all advances were due and payable in full on the maturity date. We are in the process of terminating the credit facility. For additional information on the credit facility, see Note 5 (Debt) to the consolidated financial statements contained in this annual report.
On May 18, 2016, we entered into a secured revolving line of credit, or the line of credit, with PNC Bank in an amount not to exceed $65,000,000. The line of credit provided for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit had a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of December 31, 2018 and 2017, $0 and $45,000,000 was outstanding on our line of credit, respectively. We had the option to select the interest rate in respect of the outstanding unpaid principal amount of the line of credit loans from the following options (1) the sum of the Base Rate (as defined in the loan agreement) plus 0.60% or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the loan agreement) equal to the sum of LIBOR plus 1.60%. Monthly interest payments were due and payable in arrears on the first day of each month until the line of credit maturity date. The entire outstanding principal balance and any accrued and unpaid interest on the line of credit loans were due and payable in full on the line of credit maturity date. For additional information on our line of credit, see Note 5 (Debt) to the consolidated financial statements contained in this annual report. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all. We terminated our line of credit in January 2019.
On November 29, 2017, three of our wholly-owned subsidiaries refinanced their existing loans under a revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements, each a loan agreement, with PNC Bank for an aggregate principal amount of $100,752,000, or the November Refinancing Transactions. Additionally, on December 29, 2017, another three of our wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered into new loan agreements with PNC Bank for an aggregate principal amount of $97,080,000, or the December Refinancing Transactions, and together with the November Refinancing Transactions, the “2017 Refinancing Transactions.” In connection with the 2017 Refinancing Transactions, we are in the process of terminating the credit facility.

In the 2017 Refinancing Transactions, each loan agreement was made pursuant to the Freddie Mac Capital Markets Execution Program, or CME, as evidenced by a multifamily note. Pursuant to the CME, the lender originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Corporation. Each loan agreement refinanced provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced accrues interest at one-month LIBOR plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
2018 Refinancing Transactions
On July 31, 2018, or the closing date, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Newmark Knight Frank (formerly Berkeley Point Capital LLC), or the facility lender, for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. We paid $1,930,842 in the aggregate in loan origination fees to the facility lender in connection with the refinancings, and paid our advisor a loan coordination fee of $2,758,345.
Additionally, on the closing date, five of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan, or a CME Loan, and, collectively, the CME Loans, with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. We paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid our advisor a loan coordination fee of $804,250.
Cash Flows Provided by Operating Activities
 During the year ended December 31, 2018, net cash provided by operating activities was $33,557,275 compared to $34,670,391 for the year ended December 31, 2017. The decrease in net cash provided by operating activities is primarily due to the increase in net loss offset by increases in accounts payable and accrued liabilities, loss on debt extinguishment and depreciation and amortization. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement strategy.

Cash Flows Used in Investing Activities
During the year ended December 31, 2018, net cash used in investing activities was $17,481,756 compared to $26,784,774 during the year ended December 31, 2017. The decrease in net cash used in investing activities was primarily the result of a decrease in additions to real estate investments during the year ended December 31, 2018, compared to the year ended December 31, 2017. Net cash used in investing activities during the year ended December 31, 2018 consisted of the following:

•	$18,049,643 of cash used for improvements to real estate investments;

•	$100,000 of cash used for deposits for pending real estate investments;

•	$43,200 of cash used to purchase interest rate cap agreements;

•	$270,000 of cash provided by the settlement of interest rate cap agreements; and

•	$441,087 of cash provided by insurance claim recoveries.

Cash Flows Provided by Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $17,995,551 compared to net cash used in financing activities of $8,033,178 during the year ended December 31, 2017. The increase in net cash provided by financing activities was due to the increase in borrowings on credit facilities from $10,000,000 during the year ended December 31, 2017 to $562,669,000 during the year ended December 31, 2018, the decrease in payments on credit facilities from $186,300,000 during the year ended December 31, 2017 to $56,000,000 during the year ended December 31, 2018, offset by an increase in principal payments on mortgage notes payable and a decrease in proceeds from the issuance of mortgage notes payable from $289,590 and $197,832,000, respectively, during the year ended December 31, 2017 to $611,459,963 and $160,850,000, respectively, during the year ended December 31, 2018. Net cash provided by financing activities during the year ended December 31, 2018 consisted of the following:

•	$455,138,744 of proceeds from issuance of mortgage notes payable, net of deferred financing costs in the amount of $4,528,781 and principal payments of $611,459,963;

•	$229,973 of cash paid for the commissions on sales of common stock;

•	$506,669,000 of proceeds from borrowings from our master credit facility, net of $56,000,000 of principal payments on the line of credit;

•	$1,019,491 of payments for debt extinguishment costs;

•	$23,399,025 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $22,713,975; and

•	$8,886,216 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. As of December 31, 2018, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2018, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2018, we had indebtedness totaling an aggregate principal amount of $1,050,155,743, including the net deferred financing costs of $7,072,590. The following is a summary of our contractual obligations as of December 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$231,989,111	$47,746,195	$70,700,439	$44,916,405	$68,626,072
Principal payments on outstanding debt obligations(2)	1,057,228,333	966,946	6,286,191	11,222,903	1,038,752,293
Total	$1,289,217,444	$48,713,141	$76,986,630	$56,139,308	$1,107,378,365
________________

(1)
Projected interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2018. We incurred interest expense of $44,374,484 during the year ended December 31, 2018, including amortization of deferred financing costs totaling $1,056,545, net unrealized gain from the change in fair value of interest rate cap agreements of $87,160, amortization of loan discount of $207,074 and credit facility commitment fees of $57,007, respectively.

(2)	Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of December 31, 2018 and 2017, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. The ability to compare one period to another is affected by the implementation of our value-enhancement strategy. As of December 31, 2018 and 2017, we owned 34 multifamily properties. The increase in rents and occupancy are the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the years ended December 31, 2018, 2017 and 2016 are not indicative of those expected in future periods. For the year ended December 31, 2018, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes the consolidated results of operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change $	Change %
Total revenues	$169,963,230	$163,398,158	$6,565,072	4%
Operating, maintenance and management	(42,446,994)	(41,113,376)	(1,333,618)	3%
Real estate taxes and insurance	(23,501,730)	(22,745,539)	(756,191)	3%
Fees to affiliates	(25,976,226)	(24,342,996)	(1,633,230)	7%
Depreciation and amortization	(70,993,280)	(68,417,556)	(2,575,724)	4%
Interest expense	(44,374,484)	(34,944,074)	(9,430,410)	27%
Loss on debt extinguishment	(4,975,497)	—	(4,975,497)	100%
General and administrative expenses	(6,795,365)	(5,456,273)	(1,339,092)	25%
Acquisition costs	—	(2,185)	2,185	(100)%
Net loss	$(49,100,346)	$(33,623,841)	$(15,476,505)	46%

NOI(1)	$96,505,018	$93,223,245	$3,281,773	4%
FFO(2)	$21,892,934	$34,793,715	$(12,900,781)	(37)%
MFFO(2)	$27,369,983	$35,243,568	$(7,873,585)	(22)%
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

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2018, we had a net loss of $49,100,346 compared to $33,623,841 for the year ended December 31, 2017. The increase in net loss of $15,476,505 over the comparable prior year period was due to increases in interest expense of $9,430,410, loss on debt extinguishment of $4,975,497, fees to affiliates of $1,633,230, depreciation and amortization expense of $2,575,724, operating, maintenance and management expenses of $1,333,618, real estate taxes and insurance of $756,191 and general and administrative expenses of $1,339,092, partially offset by an increase in total revenues of $6,565,072 and a decrease in acquisition costs of $2,185.
Total revenues
Total revenues were $169,963,230 for the year ended December 31, 2018, compared to $163,398,158 for the year ended December 31, 2017. The increase of $6,565,072 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.1% as of December 31, 2017, to 93.9% as of December 31, 2018, and average monthly rents per unit increased from $1,137 as of December 31, 2017, to $1,163 as of December 31, 2018. We expect rental income and tenant reimbursements to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $42,446,994 for the year ended December 31, 2018, compared to $41,113,376 for the year ended December 31, 2017. The increase of $1,333,618 was primarily due to increases in utilities, payroll, repairs and maintenance and turnover costs during the year ended December 31, 2018, compared to the year ended December 31, 2017. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $23,501,730 for the year ended December 31, 2018, compared to $22,745,539 for the year ended December 31, 2017. The increase of $756,191 was primarily due to increases in tax rates, assessed values and special assessments at some of our multifamily properties during the year ended December 31, 2018, compared to the year ended December 31, 2017. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $25,976,226 for the year ended December 31, 2018, compared to $24,342,996 for the year ended December 31, 2017. The increase of $1,633,230 was primarily due to the increase in loan coordination fees related to the refinancing of 21 multifamily properties during the year ended December 31, 2018, compared to refinancing of six properties during the year ended December 31, 2017. We expect fees to affiliates related to the ongoing management of our real estate portfolio to increase in future periods as a result of increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $70,993,280 for the year ended December 31, 2018, compared to $68,417,556 for the year ended December 31, 2017. The increase of $2,575,724 was primarily due to the net increase in depreciable and amortizable assets of $16,419,173 as a result of capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

Interest expense
Interest expense for the year ended December 31, 2018, was $44,374,484 compared to $34,944,074 for the year ended December 31, 2017. The increase of $9,430,410 was primarily due to the increase in the notes payable, net balance of $56,749,881 since December 31, 2017. Included in interest expense is the amortization of deferred financing costs of $1,056,545 and $1,012,380, net, unrealized (gain) loss on derivative instruments of $(87,160) and $447,668, amortization of loan discount of $207,074 and $354,984, credit facility commitment fees of $57,007 and $45,680, closing costs associated with the refinancing of debt of $587,520 and $664,880, and seasoning fees of $0 and $85,426 for the years ended December 31, 2018 and 2017, respectively. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing, the opportunity to acquire real estate and real estate-related investments meeting our investment objectives and changes in the one-month LIBOR which impacts our variable rate debt.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2018, was $4,975,497, compared to $0 for the year ended December 31, 2017. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of 21 multifamily properties during the year ended December 31, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2018, were $6,795,365 compared to $5,456,273 for the year ended December 31, 2017. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,339,092 was primarily due to increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year and legal costs incurred during the year ended December 31, 2018. We expect general and administrative expenses to decrease as a percentage of total revenues.
Acquisition costs
There were no acquisition costs for the year ended December 31, 2018. Acquisition costs were $2,185 for the year ended December 31, 2017. We do not expect to incur significant acquisition costs in future periods as we have invested all of the proceeds from our initial public offering. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition in the accompanying consolidated balance sheets.
Consolidated Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes the consolidated results of operations for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change $	Change %
Total revenues	$163,398,158	$144,010,514	$19,387,644	13%
Operating, maintenance and management	(41,113,376)	(35,644,845)	(5,468,531)	15%
Real estate taxes and insurance	(22,745,539)	(20,836,003)	(1,909,536)	9%
Fees to affiliates	(24,342,996)	(24,629,873)	286,877	(1)%
Depreciation and amortization	(68,417,556)	(67,991,543)	(426,013)	1%
Interest expense	(34,944,074)	(26,060,155)	(8,883,919)	34%
General and administrative expenses	(5,456,273)	(4,848,801)	(607,472)	13%
Acquisition costs	(2,185)	(1,681,768)	1,679,583	(100)%
Net loss	$(33,623,841)	$(37,682,474)	$4,058,633	(11)%

NOI(1)	$93,223,245	$81,592,629	$11,630,616	14%
FFO(2)	$34,793,715	$30,309,069	$4,484,646	15%
MFFO(2)	$35,243,568	$36,566,768	$(1,323,200)	(4)%
______________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the year ended December 31, 2017, we had a net loss of $33,623,841 compared to $37,682,474 for the year ended December 31, 2016. The decrease in net loss of $4,058,633 over the comparable prior year period was primarily due to the increase in total revenues of $19,387,644, the decrease in acquisition costs of $1,679,583 and the decrease in fees to affiliates of $286,877, partially offset by the increase in operating, maintenance and management expenses of $5,468,531, the increase in real estate taxes and insurance of $1,909,536, the increase in depreciation and amortization expense of $426,013, the increase in interest expense of $8,883,919 and the increase in general and administrative expenses of $607,472. The increase in these expenses was primarily due to the acquisition of four multifamily properties during the year ended December 31, 2016, which experienced a full year of operations during the year ended December 31, 2017.
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
Fees to affiliates
Fees to affiliates were $24,342,996 for the year ended December 31, 2017, compared to $24,629,873 for the year ended December 31, 2016. The decrease of $286,877 was primarily due to the decrease in acquisition fees and loan coordination fees as a result of the acquisition of no multifamily properties during the year ended December 31, 2017, compared to the acquisition of four multifamily properties during the year ended December 31, 2016, partially offset by an increase in investment management and property management fees as a result of the growth of our portfolio.
Depreciation and amortization
Depreciation and amortization expenses were $68,417,556 for the year ended December 31, 2017, compared to $67,991,543 for the year ended December 31, 2016. The increase of $426,013 was primarily due to the net increase in depreciable and amortizable assets of $23,407,841 since December 31, 2016, as a result of capital improvements.
Interest expense
Interest expense for the year ended December 31, 2017, was $34,944,074 compared to $26,060,155 for the year ended December 31, 2016. The increase of $8,883,919 was primarily due to the increase in the notes payable, net balance of $21,644,711 since December 31, 2016. Included in interest expense is the amortization of deferred financing costs of $1,012,380 and $937,075, net, unrealized loss on derivative instruments of $447,668 and $270,222, amortization of loan discount of $354,984 and $90,718, credit facility commitment fees of $45,680 and $65,302 and closing costs associated with the refinancing of debt of $664,880 and $0 for the years ended December 31, 2017 and 2016, respectively.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2017, were $5,456,273 compared to $4,848,801 for the year ended December 31, 2016. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $607,472 was primarily due to the continuing operation of the properties owned as of December 31, 2016.
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
Property Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2017. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2017. As of December 31, 2018, all of our 34 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change $	Change %
Same-store properties:
Revenues	$169,124,188	$163,036,959	$6,087,229	3.7%
Operating expenses	72,619,170	69,813,714	2,805,456	4.0%
Net operating income	96,505,018	93,223,245	3,281,773	3.5%

Non-same-store properties:
Net operating income	—	—	—

Total net operating income(1)	$96,505,018	$93,223,245	$3,281,773
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the year ended December 31, 2018, was $96,505,018 compared to $93,223,245 for the year ended December 31, 2017. The 3.5% increase in same-store net operating income was a result of a 3.7% increase in same-store rental revenues offset by a 4.0% increase in same-store operating expenses.
Revenues
Same-store revenues for the year ended December 31, 2018, were $169,124,188 compared to $163,036,959 for the year ended December 31, 2017. The 3.7% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,137 as of December 31, 2017 to $1,163 as of December 31, 2018, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 93.1% for all 34 properties as of December 31, 2017 to 93.9% as of December 31, 2018.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2018, were $72,619,170 compared to $69,813,714 for the year ended December 31, 2017. The increase in same-store operating expenses was primarily attributable to a net increase in property taxes, utility and payroll costs across the same-store properties.

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
The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2018	2017	2018	2017	2016
Net loss	$(11,464,743)	$(10,119,644)	$(49,100,346)	$(33,623,841)	$(37,682,474)
Fees to affiliates(1)	2,916,698	5,725,567	19,305,780	18,388,198	19,401,952
Depreciation and amortization	18,072,943	17,256,537	70,993,280	68,417,556	67,991,543
Interest expense	12,754,788	9,698,664	44,374,484	34,944,074	26,060,155
Loss on debt extinguishment	—	—	4,975,497	—	—
General and administrative expenses	1,985,224	1,423,654	6,795,365	5,456,273	4,848,801
Acquisition costs	—	—	—	2,185	1,681,768
Other gains(2)	(406,097)	(13,347)	(839,042)	(361,200)	(709,116)
Net operating income	$23,858,813	$23,971,431	$96,505,018	$93,223,245	$81,592,629
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2018 exclude property management fees of $1,233,125 and $4,886,436 and other fees of $576,764 and $1,784,010, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2017 exclude property management fees of $1,195,312 and $4,706,698 and other fees of $309,869 and $1,248,100, respectively, that are included in NOI. Fees to affiliates for the year e nded December 31, 2016 exclude property management fees of $4,140,513 and other fees of $1,087,408, that are included in NOI.

(2)	Other gains for the years ended December 31, 2018, 2017 and 2016 include non-recurring insurance claim recoveries and interest income that are not included in NOI.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this guidance. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Reconciliation of net loss to MFFO:
Net loss	$(49,100,346)	$(33,623,841)	$(37,682,474)
Depreciation of real estate assets	70,993,280	67,407,444	54,857,243
Amortization of lease-related costs	—	1,010,112	13,134,300
FFO	21,892,934	34,793,715	30,309,069
Acquisition fees and expenses (1)(2)	858,712	2,185	5,987,477
Unrealized (gain) loss on derivative instruments	(87,160)	447,668	270,222
Realized gain on derivative instruments	(270,000)	—	—
Loss on debt extinguishment	4,975,497	—	—
MFFO	$27,369,983	$35,243,568	$36,566,768

FFO per share - basic and diluted	$0.43	$0.69	$0.64
MFFO per share - basic and diluted	0.53	0.70	0.78
Loss per common share - basic and diluted	(0.96)	(0.67)	(0.80)
Weighted average number of common shares outstanding, basic and diluted	51,312,947	50,358,618	47,092,206
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

(2)
Acquisition fees and expenses for the years ended December 31, 2018, 2017 and 2016 include acquisition fees of $0, $0 and $2,766,209 and loan coordination fees of $0, $0 and $1,539,500, respectively, that are recorded in fees to affiliates in the accompanying consolidated statements of operations. Acquisition fees and expenses for the years ended December 31, 2018, 2017 and 2016 also include acquisition expenses of $858,712, $2,185 and $1,681,768, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and were recorded in acquisition costs in the accompanying consolidated statements of operations prior to the adoption of ASU 2017-01 and in general and administrative expenses subsequent to its adoption.

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
As of December 31, 2018, we had not entered into any material leases as a lessee.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the years ended December 31, 2018 and 2017, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid for the four fiscal quarters of 2018, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan, were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Notes Payable
First Quarter 2018	$11,312,463	$0.222	$5,597,521	$5,701,030	$11,298,551	$7,087,026	$4,211,525	$7,087,026
Second Quarter 2018	11,485,650	0.224	5,824,954	5,768,910	11,593,864	11,593,864	—	11,690,359
Third Quarter 2018	11,664,156	0.227	5,941,991	5,705,424	11,647,415	6,958,598	4,688,817	6,958,598
Fourth Quarter 2018	11,717,500	0.227	6,034,559	5,538,611	11,573,170	7,821,292	3,751,878	7,821,292
	$46,179,769	$0.900	$23,399,025	$22,713,975	$46,113,000	$33,460,780	$12,652,220	$33,557,275
____________________

(1)	Distributions during the years ended December 31, 2018 and 2017 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2018, we paid aggregate distributions of $46,113,000, including $23,399,025 of distributions paid in cash and 1,507,497 shares of our common stock issued pursuant to our distribution reinvestment plan for $22,713,975. For the year ended December 31, 2018, our net loss was $49,100,346, we had FFO of $21,892,934 and net cash provided by operations of $33,557,275. For the year ended December 31, 2018, we funded $33,460,780, or 73%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $12,652,220, or 27%, from proceeds from the refinancing of our outstanding debt. Since inception, of the $151,688,727 in total distributions paid through December 31, 2018, including shares issued pursuant to our distribution reinvestment plan, 71% of such amounts were funded from cash flow from operations, 15% were funded from our revolving line of credit and the refinancing of our outstanding debt and 14% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay or have paid certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.

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
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires the Company to recognize, for certain of its revenue sources, the transfer of promised goods or services to customers in an amount that reflects the consideration the Company is entitled to in exchange for those goods or services. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018.
The Company’s revenue consists of rental revenues and tenant reimbursements and other. There was no impact to the Company’s recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. The company identified limited sources of revenues from non-lease components but did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. The Company leases apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018, 2017 and 2016, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years ended December 31, 2018, 2017 and 2016.
Subsequent Events
Distributions Paid
On January 1, 2019, we paid distributions of $3,953,499, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $2,092,671 and $1,860,828 in shares issued pursuant to our distribution reinvestment plan.
On February 1, 2019, we paid distributions of $3,962,806, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $2,110,932 and $1,851,874 in shares issued pursuant to our distribution reinvestment plan.
On March 1, 2019, we paid distributions of $3,578,717, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019 and consisted of cash distributions paid in the amount of $1,914,109 and $1,664,608 in shares issued pursuant to our distribution reinvestment plan.

Estimated Value per Share
On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. See Item 5. “Market For Registrant’s Common Equity, Related Shareholders Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of an estimated value per share, our board of directors determined a price per share for our distribution reinvestment plan of $15.84, effective April 1, 2019. Distributions that accrue during the month of April 2019, which will be paid in May 2019, will be reinvested at $15.84 per share on the May distribution payment date pursuant to our distribution reinvestment plan.
Shares Repurchased
On January 31, 2019, the Company repurchased 138,961 shares of its common stock for a total repurchase value of $2,000,000, or $14.39 average price per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On March 12, 2019, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on June 30, 2019. The distributions will be equal to $0.002466 per share of our common stock. The distributions for each record date in April 2019, May 2019 and June 2019 will be paid in May 2019, June 2019 and July 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2018, the fair value of our fixed rate debt was $685,392,843 and the carrying value of our fixed rate debt was $692,266,900. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2018. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2018, the fair value of our variable rate debt was $356,966,041 and the carrying value of our variable rate debt was $357,888,843. Based on interest rates as of December 31, 2018, if interest rates are 100 basis points higher during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase by $3,651,848 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would decrease by $3,651,848.
At December 31, 2018, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.47% and 4.46%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.46% at December 31, 2018. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2018, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2018, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2018 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our audited consolidated financial statements included in this annual report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	68	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	64	Affiliated Director and President
Kevin J. Keating	56	Chief Financial Officer and Treasurer
Ana Marie del Rio	64	Secretary
G. Brian Christie	72	Independent Director
Thomas H. Purcell	68	Independent Director
Kerry D. Vandell	72	Independent Director
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
 Ella S. Neyland, has served as our President since September 2013 and an affiliated director since August 2013. Ms. Neyland also serves as President and an affiliated director of Steadfast Income REIT, positions she has held since October 2012, and she served as an independent director of Steadfast Income REIT from October 2011 to September 2012. In addition, Ms. Neyland serves as the President and an affiliated director of Steadfast Apartment REIT III, positions she has held since August 2015 and January 2016, respectively. Ms. Neyland was a founder of Thin Centers MD, or TCMD, which provides medically supervised weight loss programs, in June 2010, and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of Santa Barbara Medical Innovations, LLC, a privately owned company that owns and leases low-level lasers to medical groups, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Ms. Neyland also served as a voting member of the Investment Committee of United Dominion Realty Trust, Inc. that approved the repositioning of over $3 billion of investments. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd, a privately owned apartment development company, from November 1999 to March 2001. Ms. Neyland also served as Executive Director of CIBC World Markets, which provides investment, research and corporate banking products, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.

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
 Ana Marie del Rio has served as our Secretary and Compliance Officer since September 2013. Ms. del Rio also serves as Secretary and Compliance Officer of Steadfast Income REIT, positions she has held since its inception in May 2009 and Secretary and Compliance Officer of Steadfast Apartment REIT III since August 2015. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages the Risk Management and Legal Services Departments for Steadfast Companies. Ms. del Rio works closely with Steadfast Management Company, Inc. in the management and operation of Steadfast Companies’ residential apartment homes, especially in the area of compliance. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and received a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and is a lecturer for the University of California, Irvine, School of Law.
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

Special Committee

Our board of directors has established a special committee. The special committee’s function is limited to the evaluation, negotiation and approval of (1) any agreement, arrangement or other transaction by and between our company, our advisor or any other affiliate of our sponsor related to compensation payable by our company to our advisor or any other affiliate of our sponsor in connection with the pursuit of strategic alternatives; (2) any strategic alternatives in which a counter party has expressed an interest in the contemporaneous or subsequent purchase of any other transaction related to Steadfast Companies; and (3) any other transaction which the board specifically identifies and delegates authority to the special committee. The members of the special committee are Thomas Purcell, G. Brian Christie and Kerry Vandell, with Mr. Purcell serving as the chairman of the special committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2018.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com.
ITEM 11.                                        EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us and we do not intend to pay any compensation to our executive officers. We do not reimburse our advisor directly or indirectly for the salary or other compensation paid to any of our executive officers. As a result, we do not, nor has our board of directors considered, a compensation policy for our executive officers. Accordingly, we have not included a Compensation Discussion and Analysis in this annual report or other related disclosures pursuant to Item 402 of Regulation S-K and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K with respect to our executive officers. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash in 2018 (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
G. Brian Christie(2)(3)	$158,750	$25,290	$—	$—	$—	$7,123	$191,163
Thomas H. Purcell(2)(3)	170,000	25,290	—	—	—	—	195,290
Kerry D. Vandell(2)(3)	167,250	25,290	—	—	—	—	192,540
Ella S. Neyland(4)	—	—	—	—	—	—	—
Rodney F. Emery(4)	—	—	—	—	—	—	—
	$496,000	$75,870	$—	$—	$—	$7,123	$578,993
_________________

(1)
The amounts shown in this column include payments made to members of the special committee, which was formed during the year ended December 31, 2018. The members of the special committee are our independent directors. It was agreed that each independent director will receive retainers of $63,750 with the special committee chairperson receiving an additional $11,250. In addition, each member receives meeting fees as described below; provided there is no no daily limit for special committee meeting fees.

(2)	Independent directors.

(3)
On August 8, 2018, each of our three independent directors was granted 1,666 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our Independent Directors Compensation Plan (described below). The grant date fair value of the stock was $15.18 per share for an aggregate amount of $25,290 for each independent director. Of these shares of restricted common stock granted in 2018, each independent director had 1,250 shares of restricted common stock that remain unvested as of December 31, 2018. The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted, computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(4)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $55,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
We will not pay in excess of $4,000 for any one set of meetings attended on any given day.
Equity Plan Compensation
Our board of directors has approved and adopted the Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan, or the Plan, which operates as a sub-plan of the Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan, or the Incentive Plan. Under the Plan and subject to such Plan’s conditions and restrictions, each of our current independent directors was entitled to receive 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds from our public offering. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,666 shares of restricted common stock. Grants of restricted common stock are subject to share availability under the Incentive Plan. The shares of restricted common stock granted pursuant to the Plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or “disability”, or (2) a “change in control” of the Company (as such terms are defined in the Incentive Plan).

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
ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the Incentive Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	965,011
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	965,011
Security Ownership of Certain Beneficial Owners
The following table shows, as of March 7, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	38,532	*
G. Brian Christie	11,663	*
Thomas H. Purcell(4)	16,788	*
Kerry D. Vandell	13,443	*
Ella S. Neyland	370	*
Kevin J. Keating	—	*
Ana Marie del Rio	3,681	*
All officers and directors as a group (seven persons)	84,477	*
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

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2018 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman and chief executive officer. On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2018, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, has made a $1,000 capital contribution to our operating partnership as the initial limited partner.
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
We and our operating partnership have entered into the advisory agreement with our advisor and our operating partnership which has a one-year term expiring December 13, 2019, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.
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

•
We pay our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. For the year ended December 31, 2018, we did not incur or pay acquisition fees.

•
We pay our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we pay our advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. For the year ended December 31, 2018, we incurred $3,562,595 and paid $4,290,695 of loan coordination fees.

•
We pay our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of the cost of (1) real properties and real estate related assets acquired directly by us or (2) our allocable cost of each real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the year ended December 31, 2018, we incurred investment management fees to our advisor of $15,743,185. During the same period we paid $15,687,320 in investment management fees to our advisor.

•
We will pay our advisor a disposition fee of up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by a majority of our independent directors, in connection with the sale of a real property or real estate-related asset. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Guidelines (discussed below). With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2018, we did not incur any disposition fees.
In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimbursed our advisor and its affiliates for organization and offering expenses for actual legal, accounting, tax, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, out of-of-pocket due diligence costs, and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. For the year ended December 31, 2018, we paid our advisor $262,387 for the reimbursement of organization and offering expenses. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us exceeded 15% of the gross proceeds raised in the initial public offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our public offering.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for all expenses incurred by our advisor in providing services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2018, we reimbursed our advisor $1,157,836 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees at acquisition) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the year ended December 31, 2018, we incurred $26,113 and paid $24,507 of acquisition expenses.

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
For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close), (7) real estate commissions on the sale of a real property, and (8) other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
At December 31, 2018, our total operating expenses did not exceed the 2%/25% Guideline.
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

•
We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. For the year ended December 31, 2018, we paid $262,387 in selling commissions to our dealer manager. We terminated our initial public offering on March 24, 2016, and as of December 31, 2018, expect to pay trailing selling commissions subsequent to that date of $299,952.

•
We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the year ended December 31, 2018, no dealer manager fees were paid to our dealer manager.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements (each, as amended from time to time, a “property management agreement”) with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, or the “property manager”, in connection with the management of our multifamily properties. Pursuant to each property management agreement, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective property management agreements) for each month. Each property management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 days’ notice of its desire to terminate the property management agreement, provided that we may terminate the property management agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the property manager or its employees or upon an uncured breach of the agreement upon 30 days’ prior written notice to the property manager. For the year ended December 31, 2018, we incurred $4,886,436 and paid $4,872,734 of property management fees to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2018, we reimbursed on-site personnel costs of $14,958,751 to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, support, and training services and capital expenditures. We also reimburse the property manager for the salaries and related benefits of on-site property management employees. For the year ended December 31, 2018, we paid other fees of $1,916,348 and paid capital expenditures of $7,295 to our property manager.

Payments to our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain of our properties. The construction management fee payable with respect to each property under the construction management agreement ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. Generally, each construction management agreement can be terminated by either party with 30 days’ prior written notice to the other party. For the year ended December 31, 2018, we incurred $585,532 and paid $700,410 of construction management fees to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2018, we reimbursed labor costs of $941,879 to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. In addition, we deposit amounts with an affiliate of our sponsor to cover the cost of property and property related insurance across certain of our properties. For the year ended December 31, 2018, we funded $1,323,074 into the prepaid insurance deductible and property insurance accounts to an affiliate of our sponsor and received $75,000 in insurance proceeds from an affiliate of our sponsor upon filing claims.

•	We rent apartment homes to an affiliate of our sponsor for use as regional offices. For the year ended December 31, 2018, we earned $21,589 of rental revenue from our affiliates.

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
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2018 and 2017, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2018 and 2017 were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$497,652	$477,285
Audit-related fees	—	—
Tax fees	111,033	70,296
All other fees	1,720	—
Total	$610,405	$547,581

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
The following financial statement schedule is included herein at page F-37 of this report:
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
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.3
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.4
Amendment No. 3 to the Advisory Agreement, made and entered into as of November 9, 2016, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2016)

10.5
Amendment No. 4 to the Advisory Agreement, made and entered into as of November 8, 2017, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2017)

10.6
Amendment No. 5 to the Advisory Agreement, made and entered into as of November 7, 2018, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 31, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 8, 2018)

10.7	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2014)

10.8	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.9
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

10.10
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 5, 2017)

10.11
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 5, 2017)

10.12
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Cumberland, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 5, 2017)

10.13
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 5, 2017)

10.14
Multifamily Note, made as of November 29, 2017, by STAR Cumberland, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 5, 2017)

10.15
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 5, 2017)

10.16
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 5, 2017)

10.17
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Park Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2017)

10.18
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 5, 2017)

10.19
Multifamily Note, made as of November 29, 2017, by STAR Park Valley, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 5, 2017)

10.20
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Horseshoe, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed December 5, 2017)

10.21
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by STAR Horseshoe, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 5, 2017)

10.22
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Horseshoe, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed December 5, 2017)

10.23
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed December 5, 2017)

10.24
Multifamily Note, made as of November 29, 2017, by STAR Horseshoe, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed December 5, 2017)

10.25
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2018)

10.26
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2018)

10.27
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2018)

10.28
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 4, 2018)

10.29
Multifamily Note, made as of December 29, 2017, by STAR Delano, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 4, 2018)

10.30
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 4, 2018)

10.31
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 4, 2018)

10.32
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 4, 2018)

10.33
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 4, 2018)

10.34
Multifamily Note, made as of December 29, 2017, by STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed January 4, 2018)

10.35
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed January 4, 2018)

10.36
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed January 4, 2018)

10.37
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed January 4, 2018)

10.38
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed January 4, 2018)

10.39
Multifamily Note, made as of December 29, 2017, by STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed January 4, 2018)

10.40
Master Credit Facility Agreement dated as of July 31, 2018, by and among STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC, STAR at Spring Hill, LLC and Berkeley Point Capital LLC

10.41
Multifamily Note ($82,750,350) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 8, 2018)

10.42
Multifamily Note ($137,917,250) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed November 8, 2018)

10.43
Multifamily Note ($331,001,400) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed November 8, 2018)

10.44
Guaranty of Non-Recourse Obligations dated as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed November 8, 2018)

10.45
Environmental Indemnity Agreement dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 8, 2018)

10.46
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed November 8, 2018)

10.47
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed November 8, 2018)

10.48
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Barrett Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed November 8, 2018)

10.49
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed November 8, 2018)

10.50
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Barrett Lakes, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed November 8, 2018)

10.51
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed November 8, 2018)

10.52
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed November 8, 2018)

10.53
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR East Cobb, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed November 8, 2018)

10.54
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed November 8, 2018)

10.55
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR East Cobb, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed November 8, 2018)

10.56
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed November 8, 2018)

10.57
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing) (Tennessee), made as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed November 8, 2018)

10.58
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, and among STAR Heritage Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed November 8, 2018)

10.59
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q filed November 8, 2018)

10.60
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Heritage Place, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed November 8, 2018)

10.61
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Oasis, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed November 8, 2018)

10.62
Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Colorado), effective as of July 31, 2018, by STAR Oasis, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q filed November 8, 2018)

10.63
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 8, 2018)

10.64
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-Q filed November 8, 2018)

10.65
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Oasis, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q filed November 8, 2018)

10.66
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q filed November 8, 2018)

10.67
Multifamily Mortgage, Assignment of Rents and Security Agreement (Alabama), made as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q filed November 8, 2018)

10.68
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Ridge Crossings, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q filed November 8, 2018)

10.69
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q filed November 8, 2018)

10.70
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Ridge Crossings, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-Q filed November 8, 2018)

21.1*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Consent of CBRE Capital Advisors, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

____________________________

*	Filed herewith
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 14, 2019

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,411,198,832	1,394,779,659
Total real estate, cost	1,575,311,904	1,558,892,731
Less accumulated depreciation and amortization	(218,672,162)	(147,726,630)
Total real estate, net	1,356,639,742	1,411,166,101
Cash and cash equivalents	58,880,007	27,298,855
Restricted cash	13,858,768	11,368,850
Rents and other receivables	1,836,406	1,722,065
Other assets	2,923,725	2,812,186
Total assets	$1,434,138,648	$1,454,368,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,330,278	$27,612,665
Notes Payable:
Mortgage notes payable, net	502,143,306	948,557,074
Credit facilities, net	548,012,437	44,848,788
Total notes payable, net	1,050,155,743	993,405,862
Distributions payable	3,953,499	3,886,730
Due to affiliates	1,711,168	2,760,555
Total liabilities	1,088,150,688	1,027,665,812
Commitments and contingencies (Note 9)
Redeemable common stock	—	36,397,062
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 51,723,801 and 50,842,640 shares issued and outstanding at December 31, 2018 and 2017, respectively	517,238	508,426
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2018 and 2017, respectively	10	10
Additional paid-in capital	684,140,823	633,186,743
Cumulative distributions and net losses	(338,670,111)	(243,389,996)
Total stockholders’ equity	345,987,960	390,305,183
Total liabilities and stockholders’ equity	$1,434,138,648	$1,454,368,057

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$150,900,039	$146,032,596	$128,723,298
Tenant reimbursements and other	19,063,191	17,365,562	15,287,216
Total revenues	169,963,230	163,398,158	144,010,514
Expenses:
Operating, maintenance and management	42,446,994	41,113,376	35,644,845
Real estate taxes and insurance	23,501,730	22,745,539	20,836,003
Fees to affiliates	25,976,226	24,342,996	24,629,873
Depreciation and amortization	70,993,280	68,417,556	67,991,543
Interest expense	44,374,484	34,944,074	26,060,155
Loss on debt extinguishment	4,975,497	—	—
General and administrative expenses	6,795,365	5,456,273	4,848,801
Acquisition costs	—	2,185	1,681,768
Total expenses	219,063,576	197,021,999	181,692,988
Net loss	$(49,100,346)	$(33,623,841)	$(37,682,474)
Loss per common share — basic and diluted	$(0.96)	$(0.67)	$(0.80)
Weighted average number of common shares outstanding — basic and diluted	51,312,947	50,358,618	47,092,206

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	35,504,854	$355,048	1,000	$10	$456,614,453	$(84,404,930)	$372,564,581
Issuance of common stock	14,350,215	143,503	—	—	212,571,743	—	212,715,246
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	(17,659,380)	—	(17,659,380)
Transfers to redeemable common stock	—	—	—	—	(19,309,449)	—	(19,309,449)
Repurchase of common stock	(156,583)	(1,566)	—	—	(2,155,133)	—	(2,156,699)
Other offering costs to affiliates	—	—	—	—	(4,165,911)	—	(4,165,911)
Distributions declared	—	—	—	—	—	(42,357,688)	(42,357,688)
Amortization of stock-based compensation	—	—	—	—	100,060	—	100,060
Net loss	—	—	—	—	—	(37,682,474)	(37,682,474)
BALANCE, December 31, 2016	49,698,486	496,985	1,000	10	625,996,383	(164,445,092)	462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	508,426	1,000	10	633,186,743	(243,389,996)	390,305,183
Issuance of common stock	1,512,493	15,125	—	—	22,698,850	—	22,713,975
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(631,332)	(6,313)	—	—	(8,879,903)	—	(8,886,216)
Distributions declared	—	—	—	—	—	(46,179,769)	(46,179,769)
Amortization of stock-based compensation	—	—	—	—	74,617	—	74,617
Net loss	—	—	—	—	—	(49,100,346)	(49,100,346)
BALANCE, December 31, 2018	51,723,801	$517,238	1,000	$10	$684,140,823	$(338,670,111)	$345,987,960
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(49,100,346)	$(33,623,841)	$(37,682,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,993,280	68,417,556	67,991,543
Loss on disposal of buildings and improvements	493,941	109,321	94,010
Amortization of deferred financing costs	1,056,545	1,012,380	937,075
Amortization of stock-based compensation	74,617	79,858	100,060
Change in fair value of interest rate cap agreements	(87,160)	447,668	270,222
Amortization of loan discount	207,074	354,984	90,718
Loss on debt extinguishment	4,975,497	—	—
Insurance claim recoveries	(441,087)	(341,250)	(658,886)
Changes in operating assets and liabilities:
Rents and other receivables	(114,341)	(60,878)	(275,383)
Other assets	(151,179)	279,756	(956,089)
Accounts payable and accrued liabilities	6,290,350	(1,380,056)	8,181,287
Due to affiliates	(639,916)	(625,107)	129,657
Net cash provided by operating activities	33,557,275	34,670,391	38,221,740
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	—	(210,030,200)
Additions to real estate investments	(18,049,643)	(26,826,024)	(53,334,756)
Escrow deposits for pending real estate acquisitions	(100,000)	—	(7,092,300)
Purchase of interest rate cap agreements	(43,200)	(300,000)	(116,100)
Proceeds from settlement of interest rate cap agreements	270,000	—	—
Proceeds from insurance claims	441,087	341,250	658,886
Net cash used in investing activities	(17,481,756)	(26,784,774)	(269,914,470)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	160,850,000	197,832,000	41,850,000
Principal payments on mortgage notes payable	(611,459,963)	(289,590)	(255,878)
Borrowings from credit facilities	562,669,000	10,000,000	35,000,000
Principal payments on credit facilities	(56,000,000)	(186,300,000)	—
Proceeds from issuance of common stock	—	—	193,953,605
Payments of commissions on sale of common stock and related dealer manager fees	(229,973)	(234,942)	(16,862,099)
Reimbursement of other offering costs to affiliates	—	—	(5,485,093)
Payment of deferred financing costs	(4,528,781)	(965,063)	(1,005,250)
Payment of debt extinguishment costs	(1,019,491)	—	—
Distributions to common stockholders	(23,399,025)	(21,884,846)	(19,252,136)
Repurchase of common stock	(8,886,216)	(6,190,737)	(2,156,699)
Net cash provided by (used in) financing activities	17,995,551	(8,033,178)	225,786,450
Net increase (decrease) in cash, cash equivalents and restricted cash	34,071,070	(147,561)	(5,906,280)
Cash, cash equivalents and restricted cash, beginning of year	38,667,705	38,815,266	44,721,546
Cash, cash equivalents and restricted cash, end of year	$72,738,775	$38,667,705	$38,815,266

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$41,773,839	$32,177,704	$24,100,572
Supplemental Disclosures of Noncash Flow Transactions:
Increase in distributions payable	$66,769	$98,125	$1,224,836
Application of escrow deposits to acquire real estate	$—	$—	$7,092,300
Assumption of mortgage notes payable to acquire real estate	$—	$—	$47,100,000
Discount on assumed mortgage notes payable	$—	$—	$(2,721,540)
Decrease in amounts receivable from transfer agent	$—	$—	$(3,119,075)
Decrease in amounts payable to affiliates for other offering costs	$—	$—	$(1,319,182)
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$22,713,975	$23,338,092	$21,880,716
(Decrease) increase in redeemable common stock	$(36,397,062)	$10,025,412	$19,309,449
(Decrease) increase in redemptions payable	$(631,040)	$1,577,842	$761,317
Decrease in accounts payable and accrued liabilities from additions to real estate investments	$(941,697)	$(427,084)	$(89,223)
Decrease in due to affiliates from additions to real estate investments	$(147,084)	$(91,127)	$(303,902)
(Decrease) increase in due to affiliates for commissions on sale of common stock and related dealer manager fees	$(262,387)	$(234,942)	$797,281

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of December 31, 2018, the Company had issued 52,921,670 shares of common stock for gross offering proceeds of $788,339,974, including 5,307,643 shares of common stock issued pursuant to the DRP for gross offering proceeds of $77,905,095.
On February 14, 2017, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $14.85 as of December 31, 2016. On March 14, 2018, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.18 as of December 31, 2017. On March 12, 2019, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $14.85, $15.18 and $15.84, effective March 1, 2017, April 1, 2018 and April 1, 2019, respectively. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties and real estate-related assets, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
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
DECEMBER 31, 2018

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
DECEMBER 31, 2018

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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2018, 2017 and 2016.
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
Revenue Recognition
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires the Company to recognize, for certain of its revenue sources, the transfer of promised goods or services to customers in an amount that reflects the consideration the Company is entitled to in exchange for those goods or services. The Company selected the modified retrospective transition method but had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018.
The Company’s revenue consists of rental revenues and tenant reimbursements and other. There was no impact to the Company’s recognition of rental revenue from leasing arrangements as this was specifically excluded from ASC 606. The company identified limited sources of revenues from non-lease components but did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. The Company leases apartment and condominium units under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company will recognize minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancellable term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred in accordance with ASC 840, Leases.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2018 and 2017, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants. As of December 31, 2018 and 2017, the Company had a restricted cash balance of $13,858,768 and $11,368,850, respectively, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders.
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
DECEMBER 31, 2018

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
As of December 31, 2018 and 2017, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$207,769	$—

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$347,409	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2018 and 2017, the fair value of the notes payable was $1,042,358,884 and $1,011,004,179, respectively, compared to the carrying value of $1,050,155,743 and $993,405,862, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company elected to be taxed as, and qualifies as, a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the year ended December 31, 2018, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 to December 31, 2018.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2018 and 2017, the Company declared distributions totaling $0.900 and $0.900 per share of common stock, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2018, the Company recorded operating expenses of $5,084,671, which includes $1,175,061 incurred by the Advisor on behalf of the Company, none of which was in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $93,740 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2018.
Income Taxes
The Company elected to be taxed as, and qualifies as, a REIT under the Internal Revenue Code and has operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2018 and 2017, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years ended December 31, 2018. As of December 31, 2018, the Company’s tax return for calendar year 2017, 2016 and 2015 remain subject to examination by major tax jurisdictions.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2018, the Company adopted ASU 2016-18, as further described below. As a result, the Company no longer presents transfers between

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of ASU 2014-09 by one year, which resulted in ASU 2014-09 being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company selected the modified retrospective transition method had no cumulative effect adjustment to recognize as of the date of adoption on January 1, 2018. The Company identified limited sources of revenues from non-lease components, and the Company did not experience a material impact on its revenue recognition in the consolidated financial statements upon adoption. Additionally, there was no impact to the Company’s recognition of rental revenue, as rental revenue from leasing arrangements was specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach. ASU 2016-02 will be effective in the first quarter of 2019 and allows for early adoption. The Company has selected the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and adopted the new standard effective January 1, 2019. The Company evaluated the impact of ASU 2016-02 on its leases both as it relates to the Company acting as a lessor and as a lessee. Based on its evaluation, as it relates to the former, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because under ASU 2016-02, lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As it relates to the latter, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). The FASB issued ASU 2018-11 to clarify ASU 2016-02. The amendments in ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies ASU 2016-02 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met: (1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for ASU 2018-11 related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. In its capacity as a lessee, the Company elected to adopt the new transition method offered by ASU 2018-11 and initially applied ASU 2016-02 on January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In its capacity as a lessor and based on its evaluation of the components of its lease contracts, the Company also elected to use the practical expedient provided by ASU 2018-11 and did not separate nonlease components from the associated lease components and instead accounted for those components as a single component.
In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). The FASB issued ASU 2018-20 to allow lessors to make an accounting policy election not to evaluate whether sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

primary obligation of the lessor as the owner of the underlying leased asset. The amendments also clarify that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in ASU 2016-02 for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. The amendments have the same effective date and transition requirements as ASU 2016-02 for entities that have not yet adopted ASU 2016-02. The amendments may be applied either retrospectively or prospectively. The Company is currently evaluating the impact of ASU 2018-20 will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 Leases, are not in the scope of the new credit losses guidance. The effective date and transition requirements for this guidance are the same as for ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (“ASU 2016-18”), that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-18 on January 1, 2018 and applied it retrospectively. As a result of adopting ASU 2016-18, the Company began presenting restricted cash along with cash and cash equivalents in its consolidated statements of cash flows.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
3.          Real Estate
As of December 31, 2018, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of December 31, 2018 and 2017, the Company’s portfolio was approximately 93.9% and 93.1% occupied and the average monthly rent was $1,163 and $1,137, respectively.
As of December 31, 2018 and 2017, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,411,198,832	$1,575,311,904
Less: Accumulated depreciation and amortization	—	(218,672,162)	(218,672,162)
Net investments in real estate and related lease intangibles	$164,113,072	$1,192,526,670	$1,356,639,742

	December 31, 2017
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,394,779,659	$1,558,892,731
Less: Accumulated depreciation and amortization	—	(147,726,630)	(147,726,630)
Net investments in real estate and related lease intangibles	$164,113,072	$1,247,053,029	$1,411,166,101
Depreciation and amortization expense was $70,993,280, $68,417,556 and $67,991,543 for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation of the Company’s buildings and improvements was $70,993,280, $67,407,444 and $54,857,243 for the years ended December 31, 2018, 2017 and 2016, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0, $1,010,112 and $13,134,300 for the years ended December 31, 2018, 2017 and 2016, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. As of March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Operating Leases
As of December 31, 2018, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 95.5% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,130,860 and $3,613,649 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of December 31, 2018 and 2017, other assets consisted of:

	December 31,
	2018	2017
Prepaid expenses	$1,690,959	$1,411,353
Interest rate cap agreements	207,769	347,409
Escrow deposits for pending real estate acquisitions	100,000	—
Other deposits	924,997	1,053,424
Other assets	$2,923,725	$2,812,186
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2018 and 2017:

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.53%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,127,333
Mortgage notes payable, gross	15				4.49%	505,559,333
Discount, net(2)						—
Deferred financing costs, net(3)						(3,416,027)
Mortgage notes payable, net						$502,143,306

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

	December 31, 2017
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	29	12/1/2021 - 9/1/2026	1-Mo LIBOR + 1.61%	1-Mo LIBOR + 2.48%	3.58%	$888,345,717
Fixed rate	2	7/1/2025 - 5/1/2054	4.34%	4.60%	4.51%	67,823,579
Mortgage notes payable, gross	31				3.63%	956,169,296
Discount, net(2)						(2,275,838)
Deferred financing costs, net(3)						(5,336,384)
Mortgage notes payable, net						$948,557,074
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to the debt discount as of December 31, 2018 and 2017 was $0 and $445,702, respectively.

(3)	Accumulated amortization related to deferred financing costs as of December 31, 2018 and 2017 was $1,602,290 and $2,234,655, respectively.
Credit Facilities
Refinancing Transactions
On July 31, 2018, (the “Closing Date”), 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Newmark Knight Frank (formerly with Berkeley Point Capital LLC) (“Facility Lender”) for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. The Company paid $1,930,842 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $2,758,345.
On the Closing Date, five indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank, National Association (“PNC Bank”) for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan (each a “CME Loan” and, collectively the “CME Loans”) with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid the Advisor a loan coordination fee of $804,250.
On November 29, 2017, three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the Company’s revolving credit facility for an aggregate principal amount of $93,825,000 and entered into new loan agreements (each a “Tranche 1 Loan Agreement”), with PNC Bank, for an aggregate principal amount of $100,752,000, (the “November Refinancing Transactions”). Additionally, on December 29, 2017, another three of the Company’s wholly-owned subsidiaries refinanced their existing loans under the revolving credit facility for an aggregate principal amount of $92,475,000 and entered

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

into new loan agreements, (each a “Tranche 2 Loan Agreement” and, together with the Tranche 1 Loan Agreement, the “Loan Agreements”) with PNC Bank for an aggregate principal amount of $97,080,000, (the “December Refinancing Transactions,” and, together with the November Refinancing Transactions, the “2017 Refinancing Transactions”).
In the 2017 Refinancing Transactions, each Loan Agreement was made pursuant to the Freddie Mac Capital Markets Execution Program (“CME”), as evidenced by a multifamily note. Pursuant to the CME, PNC Bank originates the mortgage loan and then transfers the loan to the Federal Home Loan Mortgage Corporation. Each Loan Agreement refinanced in November and December provides for a term loan with a maturity of December 1, 2024 or January 1, 2025, respectively, unless the maturity date is accelerated in accordance with its terms. Each loan refinanced in November and December accrues interest at the one-month LIBOR plus 1.94% or 1.88%, respectively. The entire outstanding principal balance and any accrued and unpaid interest on each of the loans are due on the maturity date. Interest and principal payments on the loans are payable monthly in arrears on specified dates as set forth in each loan agreement. Monthly payments are due and payable on the first day of each month commencing on January 1, or February 1, 2018, as applicable.
Revolving Credit Facility
On August 26, 2015, the Company entered into a revolving credit facility (the “Credit Facility”) with PNC Bank in an amount not to exceed $200,000,000, which provided for advances to purchase properties or refinance existing properties from time to time (subject to certain debt service and loan to value requirements). The Credit Facility had a maturity date of September 1, 2020, subject to extension (the “Maturity Date”). The maximum amount available to be drawn under the Credit Facility could have been increased up to $350,000,000 at any time during the period from January 1, 2016 to 12 months prior to the Maturity Date, as further described in the Credit Agreement (the “Credit Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with property acquisitions. For each advance drawn under the Credit Facility, an Addition Fee, as defined in the Credit Agreement, was incurred. Advances made under the Credit Facility were secured by the property for which such advances were used (each a “Loan” and collectively the “Loans”), as evidenced by the Credit Agreement, Multifamily Loan and Security Agreement (the “Loan and Security Agreement”), the Multifamily Revolving Credit Note (the “Note”) and a Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Mortgage”) and a Guaranty from the Company (the “Guaranty,” together with the Credit Agreement, the Loan and Security Agreement, the Note and the Mortgage, the “Loan Documents”). Each Loan was purchased from PNC Bank by the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of December 31, 2018, the Company had no outstanding balance under the Credit Facility. The Company is in the process of terminating the Credit Facility.
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
Revolving Line of Credit
On May 18, 2016, the Company entered into a line of credit facility (the “Line of Credit”) with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provided for advances (each, an “LOC Loan” and collectively, the “LOC Loans”) solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit had a maturity date of May 17, 2019, subject to extension (the “LOC Maturity Date”), as further described in the loan agreement (the “LOC Loan Agreement”) entered into by certain of the Company’s wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood Property (the “Mortgaged Property”). Advances made under the Line of Credit were secured by the Mortgaged Property, as evidenced by the LOC Loan Agreement, the Revolving Credit Loan Note (the “LOC Note”), the Deed of Trust and a Guaranty from the Company (the “LOC Guaranty,” together with the LOC Loan Agreement and the LOC Note, the “LOC Loan Documents”).

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The Company had the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company could have selected different Interest Rate Options and different LIBOR Interest Periods to apply simultaneously to the LOC Loans comprising of different Borrowing Tranches (as defined in the LOC Loan Agreement) and could have converted to or renewed one or more Interest Rate Options with respect to all or any portion of the LOC Loans comprising any borrowing tranche provided that there could not have been at any time outstanding more than eight Borrowing Tranches. Monthly interest payments were due and payable in arrears on the first day of each month and on the LOC Maturity Date. The entire outstanding principal balance and any accrued and unpaid interest on the LOC Loans were due and payable in full on the LOC Maturity Date. In addition to monthly interest payments, the Company paid PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee was payable in arrears on the first day of each calendar quarter until the LOC Maturity Date. The Company terminated the Line of Credit in January 2019.
As of December 31, 2018 and 2017, the advances obtained and certain financing costs incurred under the MCFA and the Line of Credit, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table:

	Amount of Advance as of December 31,
	2018	2017
Principal balance on revolving line of credit, gross(1)	$—	$45,000,000
Principal balance on master credit facility, gross	551,669,000	—
Deferred financing costs, net on master credit facility(2)	(3,612,316)	—
Deferred financing costs, net on revolving line of credit(3)	(44,247)	(151,212)
Credit facilities, net	$548,012,437	$44,848,788
______________

(1)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of December 31, 2018 and 2017, was $428,641 and $0, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of December 31, 2018 and 2017, was $280,753 and $173,788, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2018:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt obligations(1)	$1,057,228,333	$966,946	$1,186,787	$5,099,404	$5,204,834	$6,018,069	$1,038,752,293
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2018 and 2017, the Company was in compliance with all debt covenants.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense of $44,374,484, $34,944,074 and $26,060,155, respectively. Interest expense for the years ended December 31, 2018, 2017 and 2016 includes amortization of deferred financing costs of $1,056,545, $1,012,380 and $937,075, net unrealized (gain) loss from the change in fair value of interest rate cap agreements of $(87,160), $447,668 and $270,222, amortization of loan discount of $207,074, $354,984 and $90,718, seasoning fees on the Credit Facility of $0, $85,426 and $0, Credit Facility commitment fees of $57,007, $45,680 and $65,302 and costs associated with the refinancing of debt of $587,520, $664,880 and $0, respectively.
Interest expense of $4,006,127 and $2,581,941 was payable as of December 31, 2018 and 2017, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of December 31, 2018, the Company had issued 52,921,670 shares of common stock for offering proceeds of $703,502,840, including 5,307,643 shares of common stock issued pursuant to the DRP for total proceeds of $77,905,095, net of offering costs of $84,837,134. The Offering costs primarily consisted of selling commissions and dealer manager fees.
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
The issuance and vesting activity for the years ended December 31, 2018, 2017 and 2016 for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the Company raising $2,000,000 in the Public Offering and the independent directors’ re-election to the board of directors at the Company’s annual meeting were as follows:

	Year Ended December 31,
	2018	2017	2016
Nonvested shares at the beginning of the period	7,497	9,997	11,247
Granted shares	4,998	4,998	4,998
Vested shares	(4,998)	(7,498)	(6,248)
Nonvested shares at the end of the period	7,497	7,497	9,997

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the years ended December 31, 2018, 2017 and 2016 was as follows:

Grant Year	Weighted Average Fair Value
2016	$14.46
2017	14.85
2018	15.18
Included in general and administrative expenses is $74,617, $79,858 and $100,060 for the years ended December 31, 2018, 2017 and 2016, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2018, the compensation expense related to the issuance of the restricted common stock not yet recognized was $90,259. The weighted average remaining term of the restricted common stock was approximately one year as of December 31, 2018. As of December 31, 2018, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2018 and 2017, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 12, 2019, March 14, 2018 and February 14, 2017, the Company’s board of directors determined a price per share for the DRP of $15.84, $15.18 and $14.85, effective April 1, 2019, April 1, 2018 and March 1, 2017, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
DECEMBER 31, 2018

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
From March 29, 2016, the date the Company first published an estimated value per share, until April 14, 2018, the purchase price for shares repurchased under the Company’s share repurchase plan was as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of Estimated Value per Share(2)
2 years	95.0% of Estimated Value per Share(2)
3 years	97.5% of Estimated Value per Share(2)
4 years	100.0% of Estimated Value per Share(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recent publicly disclosed estimated value per share. Pursuant to the amended share repurchase plan, the current share repurchase price is $14.73 per share, which represents 93% of the estimated value per share of $15.84. The share repurchase price is further reduced based on how long the stockholder has held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(2)
2 years	95.0% of the Share Repurchase Price(2)
3 years	97.5% of the Share Repurchase Price(2)
4 years	100.0% of the Share Repurchase Price(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2) The “Share Repurchase Price” equals 93% of the Estimated Value per Share. The “Estimated Value Per Share” is the most recent publicly disclosed estimated value per share determined by the Company’s board of directors.

(3)	The required one-year holding period does not apply to repurchases requested within two years after the death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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
DECEMBER 31, 2018

applicable quarter (“Repurchase Date”). Stockholders may withdraw their repurchase request at any time up to three business days prior to the Repurchase Date.
During the year ended December 31, 2018, the Company repurchased a total of 631,332 shares with a total repurchase value of $8,886,216 and received requests for repurchases of 1,814,302 shares with a total repurchase value of $25,249,054. During the year ended December 31, 2017, the Company repurchased a total of 439,675 shares with a total repurchase value of $6,190,737 and received requests for the repurchase of 548,395 shares with a total repurchase value of $7,766,028, respectively.
As of December 31, 2018 and 2017, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases (discussed below) were 1,334,360 shares and 548,395 shares, respectively, with a total net repurchase value of $18,591,460 and $7,766,028, respectively.
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. The Company’s board of directors has further limited the amount of shares that may be repurchased pursuant to the share repurchase plan to $2,000,000 per quarter. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of December 31, 2018, the Company has recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
The Company’s board of directors may, in its sole discretion, further amend, suspend or terminate the share repurchase plan at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the share repurchase plan are needed for other business or operational purposes or that amendment, suspension or termination of the share repurchase plan is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination or suspension of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
Pursuant to the share repurchase plan, for the year ended December 31, 2018, the Company reclassified $37,028,102, net of $8,886,216 of fulfilled redemption requests, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets. For the year ended December 31, 2017, the Company reclassified $10,025,412, net of $6,190,737 of fulfilled redemption requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
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
DECEMBER 31, 2018

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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the years ended December 31, 2018 and 2017, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the years ended December 31, 2018 and 2017 were $46,179,769 and $45,321,063, including $22,603,893 and $23,316,731, or 1,497,359 shares and 1,573,774 shares of common stock, respectively, attributable to the DRP.
As of December 31, 2018 and 2017, $3,953,499 and $3,886,730 of distributions declared were payable, which included $1,860,828 and $1,970,910, or 122,584 shares and 132,721 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2018 and 2017, the Company paid cash distributions of $23,399,025 and $21,884,846, which related to distributions declared for each day in the period from December 1, 2017 through November 30, 2018 and December 1, 2016 through November 30, 2017, respectively. Additionally, for the years ended December 31, 2018 and 2017, 1,507,497 and 1,578,832 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $22,713,975 and $23,338,092, respectively. For the years ended December 31, 2018 and 2017, the Company paid total distributions of $46,113,000 and $45,222,938, respectively.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates incurred (earned) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Incurred (Earned) For the Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$15,743,185	$16,904,458	$15,096,243
Acquisition fees(1)	—	—	2,766,209
Acquisition expenses(2)	—	—	782,047
Loan coordination fees(1)	3,562,595	1,483,740	1,539,500
Property management:
Fees(1)	4,886,436	4,706,698	4,140,513
Reimbursement of onsite personnel(3)	14,959,964	14,194,648	13,013,601
Other fees(1)	1,784,010	1,248,100	1,087,408
Other fees - property operations(3)	82,461	103,320	—
Other fees - G&A(4)	49,916	92,488	66,064
Other operating expenses(4)	1,175,061	1,449,733	1,231,329
Insurance proceeds(5)	(150,000)	(172,213)	—
Property insurance(6)	1,394,218	909,568	174,281
Rental revenue(7)	(21,589)	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition expenses(8)	26,113	—	—
Capital expenditures(9)	7,295	28,691	23,178
Construction management:
Fees(9)	585,532	1,453,859	3,601,084
Reimbursement of labor costs(9)	908,206	2,551,463	3,804,318
Deferred financing costs(10)	18,923	—	—
Additional paid-in capital
Other offering costs reimbursement	—	—	4,165,911
Selling commissions	—	—	12,017,003
Dealer manager fees	—	—	5,642,377
	$45,012,326	$44,954,553	$69,151,066
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in acquisition costs in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

(5)	Included in tenant reimbursements and other in the accompanying consolidated statements of operations.

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

(7)	Included in rental income in the accompanying consolidated statements of operations.

(8)	Included in total real estate, cost in the accompanying consolidated balance sheets following the adoption of ASU 2017-01 as of January 1, 2017.

(9)	Included in building and improvements in the accompanying consolidated balance sheets.

(10)	Included in credit facilities, net in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Paid (Received) During the Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations:
Expensed
Investment management fees	$15,687,320	$18,317,568	$14,734,308
Acquisition fees	—	—	3,276,927
Acquisition expenses	—	—	927,647
Loan coordination fees	4,290,695	755,640	1,539,500
Property management:
Fees	4,872,734	4,685,475	4,053,502
Reimbursement of onsite personnel	14,958,751	14,022,282	12,831,296
Other fees	1,783,971	1,245,748	1,078,882
Other fees - property operations	82,461	103,320	—
Other fees - G&A	49,916	92,488	66,064
Other operating expenses	1,157,836	1,585,631	1,085,134
Insurance proceeds	(75,000)	(172,213)	—
Property insurance	1,323,074	1,001,744	230,241
Rental revenue	(21,589)	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition expenses	24,507	—	—
Capital expenditures	7,295	28,691	23,178
Construction management:
Fees	700,410	1,431,290	3,625,869
Reimbursement of labor costs	941,879	2,665,299	4,083,432
Deferred financing costs	18,923	—	—
Additional paid-in capital
Other offering costs reimbursement	—	—	5,485,093
Selling commissions	262,387	234,942	11,219,722
Dealer manager fees	—	—	5,642,377
	$46,065,570	$45,997,905	$69,903,172

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

Amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2018 and 2017, are as follows:

	Payable (Prepaid) as of December 31,
	2018	2017
Consolidated Statements of Operations:
Expensed
Investment management fees	$55,865	$—
Loan coordination fees	—	728,100
Property management:
Fees	410,424	396,722
Reimbursement of onsite personnel	768,107	766,894
Other fees	41,989	41,950
Other operating expenses	93,740	76,515
Insurance proceeds	(75,000)	—
Property insurance	(101,573)	(172,717)
Consolidated Balance Sheets:
Capitalized
Acquisition expenses	1,607	—
Construction management:
Fees	10,281	125,159
Reimbursement of labor costs	29,203	62,876
Additional paid-in capital
Selling commissions	299,952	562,339
	$1,534,595	$2,587,838
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate related assets acquired directly by us or (2) our allocable cost of each real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. the cost of the Company’s investments in real properties and real estate-related assets or the Company’s proportionate share thereof in the case of investments made through joint ventures. Such fee is calculated including acquisition fees, acquisition expenses and any debt attributable to such investments.
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
DECEMBER 31, 2018

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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at December 31, 2018 ranged from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements specify certain other fees payable to the Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company may reimburse the Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Advisor; provided, however, that the Company shall not reimburse the Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor must reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceed the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Advisor overhead, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the year ended December 31, 2018, the Advisor and its affiliates incurred $1,175,061 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $790,466, none of which were in excess of the 2%/25% Limitation and are included in the $6,795,365 of general and administrative expenses recognized by the Company.
As of December 31, 2018, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,449,733 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $974,471, none of which were in excess of the 2%/25% Limitation and are included in the $5,456,273 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2016, the Advisor and its affiliates incurred $1,231,329 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $919,868, none of which were in excess of the 2%/25% Limitation and are included in the $4,848,801 of general and administrative expenses recognized by the Company.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of December 31, 2018, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of December 31, 2018.
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of December 31, 2018 and 2017, expects to pay trailing selling commissions of $299,952 and $562,339, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
The Company recorded stock-based compensation expense of $74,617, $79,858 and $100,060 for the years ended December 31, 2018, 2017 and 2016, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $496,000, $242,500 and $239,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to the independent directors’ annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2018 and 2017, $151,750 and $55,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
DECEMBER 31, 2018

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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2018 and 2017:

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2019 - 8/1/2021	One-Month LIBOR	22	$713,237,850	2.52%	3.46%	$207,769

December 31, 2017
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2018 - 1/1/2021	One-Month LIBOR	29	$888,368,100	1.56%	3.17%	$347,409
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2018, 2017 and 2016, resulted in an unrealized (gain) loss of $(87,160), $447,668 and $270,222, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2018 and 2017, the Company acquired interest rate cap agreements of $43,200 and $300,000, respectively, and received settlement proceeds from interest rate cap agreements of $270,000 and $0, respectively. The fair value of the interest rate cap agreements of $207,769 and $347,409 as of December 31, 2018 and 2017, is included in other assets on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

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

12.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Revenues	$41,367,026	$42,475,166	$43,155,379	$42,965,659	$169,963,230
Net loss	(8,018,094)	(8,946,178)	(20,671,331)	(11,464,743)	(49,100,346)
Loss per common share, basic and diluted	(0.16)	(0.17)	(0.40)	(0.22)	(0.96)
Distributions declared per common share	0.222	0.224	0.227	0.227	0.900
2017
Revenues	$39,704,775	$40,820,869	$41,590,622	$41,281,892	$163,398,158
Net loss	(8,413,038)	(6,959,061)	(8,132,098)	(10,119,644)	(33,623,841)
Loss per common share, basic and diluted	(0.17)	(0.14)	(0.16)	(0.20)	(0.67)
Distributions declared per common share	0.222	0.224	0.227	0.227	0.900

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2018

13.          Subsequent Events
Distributions Paid
On January 1, 2019, the Company paid distributions of $3,953,499, which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018 and consisted of cash distributions paid in the amount of $2,092,671 and $1,860,828 in shares issued pursuant to the DRP.
On February 1, 2019, the Company paid distributions of $3,962,806, which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019 and consisted of cash distributions paid in the amount of $2,110,932 and $1,851,874 in shares issued pursuant to the DRP.
On March 1, 2019, the Company paid distributions of $3,578,717, which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019 and consisted of cash distributions paid in the amount of $1,914,109 and $1,664,608 in shares issued pursuant to the DRP.
Estimated Value per Share
On March 12, 2019, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.84, effective April 1, 2019.
Shares Repurchased
On January 31, 2019, the Company repurchased 138,961 shares of its common stock for a total repurchase value of $2,000,000, or $14.39 average price per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On March 12, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on June 30, 2019. The distributions will be equal to $0.002466 per share of the Company’s common stock per day. The distributions for each record date in April 2019, May 2019 and June 2019 will be paid in May 2019, June 2019 and July 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2018

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$—	$1,130,314	$13,069,686	$14,200,000	$2,432,058	$1,130,314	$15,082,124	$16,212,438	$(3,381,917)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	—	3,087,687	24,776,563	27,864,250	2,651,851	3,087,687	26,940,657	30,028,344	(5,696,001)	2001	6/30/2014
Club at Summer Valley	Austin, TX	100%	—	4,850,153	16,649,847	21,500,000	2,643,762	4,850,153	18,600,763	23,450,916	(3,709,669)	1983	8/28/2014
Terrace Cove Apartment Homes	Austin, TX	100%	—	5,469,361	18,030,639	23,500,000	3,618,337	5,469,361	20,861,651	26,331,012	(4,515,179)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	—	8,682,823	89,817,177	98,500,000	10,542,693	8,682,823	98,215,985	106,898,808	(18,677,946)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	40,581,410	7,012,787	41,987,213	49,000,000	6,931,373	7,012,787	47,689,032	54,701,819	(9,597,787)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	39,446,852	4,325,607	35,674,393	40,000,000	3,599,085	4,325,607	38,475,242	42,800,849	(7,111,313)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	—	1,276,787	23,723,213	25,000,000	2,527,834	1,276,787	25,700,654	26,977,441	(4,757,117)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	—	5,813,218	45,186,782	51,000,000	6,304,793	5,813,218	49,898,882	55,712,100	(9,269,171)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	—	1,607,980	17,592,020	19,200,000	1,273,947	1,607,980	18,207,774	19,815,754	(2,865,589)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	21,610,489	3,299,502	25,939,054	29,238,556	488,671	3,299,502	25,939,938	29,239,440	(4,281,274)	2014	3/30/2015
Randall Highlands Apartments	North Aurora, IL	100%	—	2,499,350	29,787,091	32,286,441	403,686	2,499,350	29,429,169	31,928,519	(4,440,746)	2013	3/31/2015
Heritage Place Apartments	Franklin, TN	100%	8,573,416	1,697,036	7,952,964	9,650,000	1,852,727	1,697,036	9,625,050	11,322,086	(1,858,096)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	13,238,815	3,599,586	12,850,414	16,450,000	3,282,088	3,599,586	15,519,029	19,118,615	(2,986,811)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	57,605,492	7,747,295	64,252,705	72,000,000	5,751,824	7,747,295	68,191,056	75,938,351	(11,380,243)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	—	5,895,389	31,704,611	37,600,000	3,717,531	5,895,389	34,618,393	40,513,782	(6,028,447)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	—	7,219,143	46,180,857	53,400,000	5,309,908	7,219,143	49,883,346	57,102,489	(8,681,129)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	—	7,553,349	59,246,651	66,800,000	8,595,856	7,553,349	66,104,357	73,657,706	(10,867,459)	1989	6/30/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2018

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Carrington Park	Kansas City, MO	100%	$—	$2,517,886	$36,962,114	$39,480,000	$2,546,434	$2,517,886	$38,606,792	$41,124,678	$(5,662,459)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	29,790,989	3,941,458	34,558,542	38,500,000	3,702,724	3,941,458	37,252,805	41,194,263	(6,234,139)	2003	8/26/2015
Meadows at North Richland Hills	North Richland Hills, TX	100%	25,436,887	4,054,337	28,545,663	32,600,000	3,516,866	4,054,337	31,132,540	35,186,877	(5,450,226)	1999	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	34,087,674	3,938,677	42,261,323	46,200,000	1,036,500	3,938,677	42,054,107	45,992,784	(5,846,391)	1997	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	41,159,556	5,386,400	46,813,600	52,200,000	3,920,646	5,386,400	49,410,763	54,797,163	(7,640,967)	2002	9/23/2015
The Shores	Oklahoma City, OK	100%	23,944,543	2,100,531	34,149,469	36,250,000	301,757	2,100,531	33,541,460	35,641,991	(4,320,907)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	45,217,115	4,789,210	55,710,790	60,500,000	1,770,874	4,789,210	55,947,601	60,736,811	(7,520,681)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	43,065,800	1,899,956	56,600,044	58,500,000	3,680,102	1,899,956	58,919,335	60,819,291	(8,154,462)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	—	2,461,583	37,838,417	40,300,000	1,390,664	2,461,583	38,420,847	40,882,430	(4,743,945)	2002	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	44,691,749	9,991,810	41,408,190	51,400,000	5,514,893	9,991,810	45,712,749	55,704,559	(6,508,171)	1987	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	33,692,519	2,436,847	41,763,153	44,200,000	1,868,333	2,436,847	42,824,231	45,261,078	(5,750,808)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	—	4,064,811	43,685,189	47,750,000	2,887,680	4,064,811	45,577,550	49,642,361	(5,914,788)	2005	12/30/2015
Fielder’s Creek	Englewood, CO	100%	—	4,219,943	28,180,057	32,400,000	1,819,354	4,219,943	29,324,342	33,544,285	(3,618,169)	1983	3/23/2016
Landings of Brentwood(6)	Brentwood, TN	100%	—	14,525,434	95,474,566	110,000,000	8,014,414	14,525,434	100,249,262	114,774,696	(11,469,916)	1986-89	5/18/2016
1250 West Apartments	Marietta, GA	100%	—	9,304,511	46,467,989	55,772,500	929,233	9,304,511	45,991,839	55,296,350	(4,612,531)	1987 / 95	8/12/2016
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	100%	—	5,712,311	57,616,149	63,328,460	1,095,957	5,712,311	57,249,507	62,961,818	(5,117,708)	2009	9/29/2016
			$502,143,306	$164,113,072	$1,332,457,135	$1,496,570,207	$115,924,455	$164,113,072	$1,411,198,832	$1,575,311,904	$(218,672,162)
______________
(1) Encumbrances are net of deferred financing costs associated with the loans for each individual property listed above.
(2) Initial cost of company represents costs at acquisition that are included in real estate on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2018

(3) Building and improvements include tenant origination and absorption costs.
(4) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2018.
(5) Encumbrances exclude the principal balance of $551,669,000 and associated deferred financing costs of $3,656,563 related to the master credit facility.
(6) At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$1,558,892,731	$1,535,484,890	$1,238,065,773
Acquisitions	—	—	261,500,960
Improvements	16,960,862	26,307,813	52,941,631
Write-off of disposed and fully depreciated and amortized assets	(541,689)	(2,899,972)	(17,023,474)
Balance at the end of the year	$1,575,311,904	$1,558,892,731	$1,535,484,890

Accumulated depreciation:
Balance at the beginning of the year	$147,726,630	$82,099,725	$31,037,647
Depreciation expense	70,993,280	68,417,556	67,991,543
Write-off of disposed and fully depreciated and amortized assets	(47,748)	(2,790,651)	(16,929,465)
Balance at the end of the year	$218,672,162	$147,726,630	$82,099,725

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 14, 2019.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 14, 2019

Chief Financial Officer and Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 14, 2019
Kevin J. Keating

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 14, 2019

/s/ G. Brian Christie	Director
G. Brian Christie		March 14, 2019

/s/ Thomas H. Purcell	Director
Thomas H. Purcell		March 14, 2019

/s/ Kerry D. Vandell	Director
Kerry D. Vandell		March 14, 2019