Form 10-Q
period 2019-03-31
Steadfast Apartment REIT, Inc.
filed 2019-05-10
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of May 3, 2019, there were 52,028,735 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,414,902,453	1,411,198,832
Total real estate, cost	1,579,015,525	1,575,311,904
Less accumulated depreciation and amortization	(236,954,186)	(218,672,162)
Total real estate, net	1,342,061,339	1,356,639,742
Cash and cash equivalents	52,802,102	58,880,007
Restricted cash	8,470,593	13,858,768
Rents and other receivables	1,707,753	1,836,406
Other assets	3,410,255	2,923,725
Total assets	$1,408,452,042	$1,434,138,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$26,709,603	$32,330,278
Notes Payable, net:
Mortgage notes payable, net	502,044,479	502,143,306
Credit facilities, net	548,156,188	548,012,437
Total notes payable, net	1,050,200,667	1,050,155,743
Distributions payable	3,970,014	3,953,499
Due to affiliates	2,062,145	1,711,168
Total liabilities	1,082,942,429	1,088,150,688
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 51,939,159 and 51,723,801 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	519,392	517,238
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	687,531,131	684,140,823
Cumulative distributions and net losses	(362,540,920)	(338,670,111)
Total stockholders’ equity	325,509,613	345,987,960
Total liabilities and stockholders’ equity	$1,408,452,042	$1,434,138,648

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$42,316,920	$40,727,392
Other income	449,690	639,634
Total revenues	42,766,610	41,367,026
Expenses:
Operating, maintenance and management	10,041,264	9,974,835
Real estate taxes and insurance	6,581,189	5,685,380
Fees to affiliates	6,065,648	5,796,678
Depreciation and amortization	18,282,293	17,435,350
Interest expense	12,233,295	9,114,355
Loss on debt extinguishment	41,609	—
General and administrative expenses	1,880,584	1,378,522
Total expenses	55,125,882	49,385,120
Net loss	$(12,359,272)	$(8,018,094)
Loss per common share — basic and diluted	$(0.24)	$(0.16)
Weighted average number of common shares outstanding — basic and diluted	51,873,832	50,976,133

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	51,723,801	$517,238	1,000	$10	$684,140,823	$(338,670,111)	$345,987,960
Issuance of common stock	354,319	3,544	—	—	5,375,022	—	5,378,566
Repurchase of common stock	(138,961)	(1,390)	—	—	(1,998,610)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(11,511,537)	(11,511,537)
Amortization of stock-based compensation	—	—	—	—	13,896	—	13,896
Net loss	—	—	—	—	—	(12,359,272)	(12,359,272)
BALANCE, March 31, 2019	51,939,159	$519,392	1,000	$10	$687,531,131	$(362,540,920)	$325,509,613

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	50,842,640	$508,426	1,000	$10	$633,186,743	$(243,389,996)	$390,305,183
Issuance of common stock	383,906	3,840	—	—	5,697,190	—	5,701,030
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(202,172)	(2,022)	—	—	(2,884,194)	—	(2,886,216)
Distributions declared	—	—	—	—	—	(11,312,463)	(11,312,463)
Amortization of stock-based compensation	—	—	—	—	13,839	—	13,839
Net loss	—	—	—	—	—	(8,018,094)	(8,018,094)
BALANCE, March 31, 2018	51,024,374	$510,244	1,000	$10	$673,041,680	$(262,720,553)	$410,831,381

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(12,359,272)	$(8,018,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,282,293	17,435,350
Loss on disposal of buildings and improvements	2,198	180,041
Amortization of deferred financing costs	247,773	246,274
Amortization of stock-based compensation	13,896	13,839
Change in fair value of interest rate cap agreements	179,616	(447,614)
Amortization of loan discount	—	88,746
Loss on debt extinguishment	41,609	—
Insurance claim recoveries	(10,092)	(143,972)
Changes in operating assets and liabilities:
Rents and other receivables	53,653	(763,375)
Other assets	540,887	534,681
Accounts payable and accrued liabilities	(5,117,094)	(1,525,012)
Due to affiliates	400,596	(513,838)
Net cash provided by operating activities	2,276,063	7,087,026
Cash Flows from Investing Activities:
Additions to real estate investments	(4,210,470)	(3,466,412)
Escrow deposits for pending real estate acquisitions	(1,200,200)	—
Proceeds from insurance claims	85,092	143,972
Net cash used in investing activities	(5,325,578)	(3,322,440)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(244,458)	(101,943)
Payments of commissions on sale of common stock	(55,651)	(56,510)
Distributions to common stockholders	(6,116,456)	(5,597,521)
Repurchase of common stock	(2,000,000)	(2,886,216)
Net cash used in financing activities	(8,416,565)	(8,642,190)
Net decrease in cash, cash equivalents and restricted cash	(11,466,080)	(4,877,604)
Cash, cash equivalents and restricted cash, beginning of the period	72,738,775	38,667,705
Cash, cash equivalents and restricted cash, end of the period	$61,272,695	$33,790,101

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,762,392	$8,705,963
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$3,970,014	$3,900,642
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,378,566	$5,701,030
Redemptions payable	$2,000,000	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$327,788	$1,718,324
Due to affiliates from additions to real estate investments	$47,123	$176,902
Due to affiliates for commissions on sale of common stock	$244,300	$505,829
Operating lease right-of-use asset, net	$6,768	$—
Operating lease liabilities, net	$6,833	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of March 31, 2019, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of March 31, 2019, the Company had issued 53,275,989 shares of common stock for gross offering proceeds of $793,718,541, including 5,661,962 shares of common stock issued pursuant to the DRP for gross offering proceeds of $83,283,662.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. The Company retained Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Sponsor, to serve as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, other than Accounting Standards Update (“ASU”) 2016-02 and the Securities and Exchange Commission’s (“SEC”) Disclosure Update and Simplification rule (Release 33-10532), as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
March 31, 2019
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$28,153	$—

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2019 and December 31, 2018, the fair value of the notes payable was $1,071,795,629 and $1,042,358,884, respectively, compared to the carrying value of $1,050,200,667 and $1,050,155,743, respectively.
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended March 31, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2019, through March 31, 2019.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2019 and 2018, the Company declared distributions totaling $0.222 and $0.222 per share of common stock, respectively.
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
March 31, 2019
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current presentation. These reclassifications did not change the results of operations of those prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified prior period’s lease and non-lease income consistently with the current year.
The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

Three Months Ended March 31, 2018
Rental income (presentation prior to January 1, 2019)	$36,800,334
Tenant reimbursements(1) (presentation prior to January 1, 2019)	3,927,058
Rental income (presentation effective January 1, 2019)	$40,727,392
______________
(1) Tenant reimbursements include reimbursements for recoverable costs.
Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach and was effective in the first quarter of 2019 and allowed for early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $7,656 and an operating lease liability, net, of $7,720.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

As it relates to the Company as lessor, the Company did not experience a material impact on the recognition of leases in the consolidated financial statements because under ASC 842, lessors continue to account for leases using an approach that is substantially equivalent to historical guidance for sales-type leases, direct financing leases, and operating leases. The Company elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, on January 1, 2019, the Company began presenting all rentals and reimbursements from tenants as a single line item rental income within the consolidated statements of operations. As of January 1, 2019, the Company implemented changes to its business processes and controls related to accounting for and the presentation and disclosure of leases, including the reclassification of tenant reimbursements, previously disclosed as part of tenant reimbursements and other, to rental income, in the consolidated statements of operations.
Under ASC 842, beginning on January 1, 2019, changes in the probability of collecting tenant rental income could result in direct adjustments of rental income and tenant receivables. The Company did not experience a material impact on its rental income and tenant receivables as of the adoption date.
The Company’s rental income consists of fixed rental payments from tenants under operating leases and is recognized on a straight-line basis over the respective operating lease terms. The Company recognizes minimum rent, including rental abatements, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the non-cancelable term of the related lease. The Company’s rental income that relates to variable lease payments consists of tenant reimbursements and includes reimbursements for recoverable costs, which are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse the Company arises.
The Company recognized $42,316,920 of rental income related to operating lease payments of which $4,077,927 was for variable lease payments for the three months ended March 31, 2019. For the three months ended March 31, 2019, rental income relating to variable lease payments not included in the measurement of lease receivables was $4,084,886.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement “ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “The amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allows the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company has adopted this guidance in the three months ended March 31, 2019 by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of March 31, 2019, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,499,381,750. As of March 31, 2019 and December 31, 2018, the Company’s portfolio was approximately 94.1% and 93.9% occupied and the average monthly rent was $1,171 and $1,163, respectively.
As of March 31, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	March 31, 2019
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,414,902,453	$1,579,015,525
Less: Accumulated depreciation and amortization	—	(236,954,186)	(236,954,186)
Net investments in real estate and related lease intangibles	$164,113,072	$1,177,948,267	$1,342,061,339

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate
Investments in real estate	$164,113,072	$1,411,198,832	$1,575,311,904
Less: Accumulated depreciation and amortization	—	(218,672,162)	(218,672,162)
Net investments in real estate and related lease intangibles	$164,113,072	$1,192,526,670	$1,356,639,742
Depreciation and amortization expense was $18,282,293 and $17,435,350 for the three months ended March 31, 2019 and 2018, respectively, all of which related to the depreciation of the Company’s buildings and improvements.
Operating Leases
As of March 31, 2019, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 95.8% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,207,869 and $4,130,860 as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of March 31, 2019 and December 31, 2018, other assets consisted of:

	March 31, 2019	December 31, 2018
Prepaid expenses	$1,050,608	$1,690,959
Interest rate cap agreements	28,153	207,769
Escrow deposits for pending real estate acquisitions	1,300,200	100,000
Other deposits	1,024,526	924,997
Operating lease right-of-use assets, net	6,768	—
Other assets	$3,410,255	$2,923,725

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2019 and December 31, 2018.

	March 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.50%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	227,882,876
Mortgage notes payable, gross	15				4.48%	505,314,876
Deferred financing costs, net(2)						(3,270,397)
Mortgage notes payable, net						$502,044,479

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.53%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,127,333
Mortgage notes payable, gross	15				4.49%	505,559,333
Deferred financing costs, net(2)						(3,416,027)
Mortgage notes payable, net						$502,143,306
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of March 31, 2019 and December 31, 2018, was $1,747,920 and $1,602,290, respectively.

CME Loans
On July 31, 2018, (the “Closing Date”), five indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new mortgage loan agreements with PNC Bank, National Association (“PNC Bank”) for an aggregate principal amount of $160,850,000 pursuant to the Freddie Mac Capital Markets Execution Program (“CME”). Each loan agreement provides for a term loan (each a “CME Loan” and, collectively the “CME Loans”) with a maturity date of August 1, 2028, unless the maturity date is accelerated in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

accordance with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid the Advisor a loan coordination fee of $804,250. The CME Loans are included in the mortgage notes payable table above as of March 31, 2019 and December 31, 2018.

Master Credit Facility
On the Closing Date, 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Newmark Group Inc. (“Facility Lender”) for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate (“LIBOR”) plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. The Company paid $1,930,842 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $2,758,345.
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
The Company had the option to select the interest rate in respect of the outstanding unpaid principal amount of the LOC Loans from the following options (the “Interest Rate Options”): (1) the sum of the Base Rate (as defined in the LOC Loan Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company terminated the Line of Credit on January 9, 2019. Monthly interest payments were due and payable in arrears on the first day of each month and on the LOC Maturity Date. In addition to monthly interest payments, the Company paid PNC Bank a non-refundable commitment fee equal to (a) the average daily difference between (i) the maximum principal amount of the LOC Loans minus (ii) the aggregate outstanding principal amount of all advances multiplied by (b) 0.15%. The commitment fee was payable in arrears on the first day of each calendar quarter until the LOC Maturity Date.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

As of March 31, 2019 and December 31, 2018, the advances obtained and certain financing costs incurred under the MCFA and Line of Credit, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	March 31, 2019	December 31, 2018
Principal balance on line of credit, gross(1)	$—	$—
Principal balance on master credit facility, gross	551,669,000	551,669,000
Deferred financing costs, net on master credit facility(2)	(3,512,812)	(3,612,316)
Deferred financing costs, net on line of credit(3)	—	(44,247)
Credit facilities, net	$548,156,188	$548,012,437
___________

(1)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of March 31, 2019 and December 31, 2018, was $528,145 and $428,641, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of March 31, 2019 and December 31, 2018, was $0 and $280,753, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt(1)	$1,056,983,876	$722,489	$1,187,673	$5,119,580	$5,225,051	$6,037,673	$1,038,691,410
___________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable and credit facility documents contain customary financial and non-financial debt covenants. As of March 31, 2019, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2019 and 2018, the Company incurred interest expense of $12,233,295 and $9,114,355, respectively. Interest expense for the three months ended March 31, 2019 and 2018, includes amortization of deferred financing costs of $247,773 and $246,274, net unrealized losses (gains) from the change in fair value of interest rate cap agreements of $179,616 and $(447,614), amortization of loan discount of $0 and $88,746, Credit Facility commitment fees of $2,137 and $7,397 and costs associated with the refinancing of debt of $0 and $21,472, respectively.
Interest expense of $4,049,641 and $4,006,127 was payable as of March 31, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of March 31, 2019, the Company had issued 53,275,989 shares of common stock for offering proceeds of $708,881,407, including 5,661,962 shares of common stock issued pursuant to the DRP for total proceeds of $83,283,662, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering.
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
The issuance and vesting activity for the three months ended March 31, 2019, and year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors as compensation for services in connection with the independent directors’ re-election to the board of directors at the Company’s annual meeting were as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	—	4,998
Vested shares	—	(4,998)
Nonvested shares at the end of the period	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the three months ended March 31, 2019, and year ended December 31, 2018, was as follows:

Grant Year	Weighted Average Fair Value
2018	$15.18
2019	n/a

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Included in general and administrative expenses is $13,896 and $13,839 for the three months ended March 31, 2019 and 2018, for compensation expense related to the issuance of restricted common stock. As of March 31, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $76,363. The weighted average remaining term of the restricted common stock was approximately 1.0 year as of March 31, 2019. As of March 31, 2019, no shares of restricted common stock issued to the independent directors had been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.
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
March 31, 2019
(unaudited)

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

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(5)
2 years	95.0% of the Share Repurchase Price(5)
3 years	97.5% of the Share Repurchase Price(5)
4 years	100.0% of the Share Repurchase Price(5)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
________________

(1)
As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.

(2)	The “Estimated Value per Share” is the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.

(3)	The required one-year holding period does not apply to repurchases requested within two years after the death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.

(5)	The “Share Repurchase Price” equals 93% of the Estimated Value per Share.
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
March 31, 2019
(unaudited)

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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to the lesser of (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. The Company’s board of directors has further limited the amount of shares that may be repurchased pursuant to the share repurchase plan to $2,000,000 per quarter effective April 15, 2018. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of March 31, 2019, the Company had recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
During the three months ended March 31, 2019, the Company repurchased a total of 138,961 shares with a total repurchase value of $2,000,000 and received requests for repurchases of 440,908 shares with a total repurchase value of $6,413,834. During the three months ended March 31, 2018, the Company repurchased a total of 202,170 shares with a total repurchase value of $2,886,216 and received requests for the repurchase of 309,952 shares with a total repurchase value of $4,262,726, respectively.
As of March 31, 2019 and 2018, the Company’s total outstanding repurchase requests received that were not repurchased pursuant to the Company’s limitations on repurchases (discussed below) were 1,589,499 shares and 309,952 shares, respectively, with a total net repurchase value of $23,205,024 and $4,262,726, respectively.
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
Pursuant to the share repurchase plan, for the three months ended March 31, 2019, the Company had no amounts to reclassify from temporary equity to permanent equity. For the three months ended March 31, 2018, the Company reclassified $37,028,102, net of $2,886,216 of fulfilled redemption requests, from temporary equity to permanent equity, which is included in additional paid-in capital on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during each of the three months ended March 31, 2019 and 2018, which, if paid over a 365-day period, is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three months ended March 31, 2019 and 2018 were $11,511,537 and $11,312,463, including $5,343,926 and $5,671,096, or 352,037 shares and 381,892 shares, respectively, of common stock attributable to the DRP.
As of March 31, 2019 and December 31, 2018, $3,970,014 and $3,953,499 of distributions declared were payable, which included $1,826,188 and $1,860,828, or 120,302 shares and 122,584 shares of common stock attributable to the DRP, respectively.
Distributions Paid
For the three months ended March 31, 2019 and 2018, the Company paid cash distributions of $6,116,456 and $5,597,521, which related to distributions declared for each day in the period from December 1, 2018, through February 28, 2019, and December 1, 2017, through February 28, 2018, respectively. Additionally, for the three months ended March 31, 2019 and 2018, 354,319 and 383,908 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,378,566 and $5,701,030, respectively. For the three months ended March 31, 2019 and 2018, the Company paid total distributions of $11,495,022 and $11,298,551, respectively.
7.          Related Party Arrangements
The Company has entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three months ended March 31, 2019 and 2018 and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of March 31, 2019 and December 31, 2018 are as follows:

	Incurred (Earned) For The Three Months Ended March 31,		Payable (Prepaid) as of
	2019	2018	March 31, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,160,152	$4,262,253	$5,120	$55,865
Property management:
Fees(1)	1,234,277	1,191,167	414,625	410,424
Reimbursement of on-site personnel(2)	3,727,705	3,562,735	956,003	768,107
Reimbursement of other(1)	671,219	343,258	39,046	41,989
Reimbursement of property operations(2)	23,142	23,649	—	—
Reimbursement of property G&A(3)	34,987	9,299	—	—
Other operating expenses(3)	415,108	261,411	355,927	93,740
Insurance proceeds(4)	—	—	—	(75,000)
Property insurance(5)	282,315	379,094	(102,677)	(101,573)
Rental revenue(6)	(14,745)	—	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition expenses(7)	64,235	—	—	1,607
Capital expenditures(8)	—	5,622	—	—
Construction management:
Fees(8)	157,899	136,443	21,282	10,281
Reimbursement of labor costs(8)	150,360	232,591	25,841	29,203
Additional paid-in capital
Selling commissions	—	—	244,301	299,952
	$10,906,654	$10,407,522	$1,959,468	$1,534,595
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(3)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(4)	Included in other income in the accompanying consolidated statements of operations.

(5)
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
March 31, 2019
(unaudited)

consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

(6)	Included in rental income in the accompanying consolidated statements of operations.

(7)	Included in total real estate, cost in the accompanying consolidated balance sheets.

(8)	Included in building and improvements in the accompanying consolidated balance sheets.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate related assets acquired directly by the Company or (2) the Company’s allocable cost of each real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
Acquisition Fees and Expenses
The Company pays the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets.
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2019, ranged from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

In addition to the property management fee, the Property Management Agreements also specify certain other reimbursements payable to the Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
March 31, 2019
(unaudited)

does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of March 31, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of March 31, 2019, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of March 31, 2019.
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced sales commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No sales commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of March 31, 2019 and December 31, 2018, expects to pay trailing selling commissions of $244,301 and $299,952, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
Under the Company’s independent directors’ compensation plan, which is a sub-plan of the Incentive Award Plan, each of the Company’s independent directors received 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

or disability, or (2) a change in control of the Company. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
The Company recorded stock-based compensation expense of $13,896 and $13,839 for the three months ended March 31, 2019 and 2018, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $152,250 and $55,750 for the three months ended March 31, 2019 and 2018, related to the independent directors annual retainer and attending board meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, $219,750 and $151,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2019 and December 31, 2018:

March 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	4/1/2019 - 8/1/2021	One-Month LIBOR	20	$667,737,850	2.49%	3.47%	$28,153

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2019 - 8/1/2021	One-Month LIBOR	22	$713,237,850	2.52%	3.46%	$207,769
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2019 and 2018, resulted in an unrealized loss of $179,616 and gain of $447,614, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company did not acquire any interest rate cap agreements. The fair value of the interest rate cap agreements of $28,153 and $207,769 as of March 31, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Shares Repurchased
On May 1, 2019, the Company repurchased 135,886 shares of its common stock for a total repurchase value of $2,000,000, or $14.72 per share, pursuant to the Company’s share repurchase program.
Distributions Paid
On April 1, 2019, the Company paid distributions of $3,970,014, which related to distributions declared for each day in the period from March 1, 2019, through March 31, 2019, and consisted of cash distributions paid in the amount of $2,143,826 and $1,826,188 in shares issued pursuant to the DRP.
On May 1, 2019, the Company paid distributions of $3,850,493, which related to distributions declared for each day in the period from April 1, 2019 through April 30, 2019 and consisted of cash distributions paid in the amount of $2,105,481 and $1,745,012 in shares issued pursuant to the DRP.
Distributions Declared
On May 7, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on July 1, 2019 and ending on September 30, 2019. The distributions will be equal to $0.002466 per share of the Company’s common stock. The distributions for each record date in July 2019, August 2019 and September 2019 will be paid in August 2019, September 2019 and October 2019, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
All forward looking statements included herein should be read in connection with the risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of 34 multifamily properties, located in the United States comprising a total of 11,601 apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
On December 30, 2013, we commenced an initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of March 31, 2019, we had sold 53,275,989 shares of common stock for gross proceeds of $793,718,541, including 5,661,962 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $83,283,662.
On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $15.84, effective April 1, 2019. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accepted subscriptions for shares of common stock in our initial public offering, we transferred substantially all of the net proceeds to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership.
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
Our Real Estate Portfolio
As of March 31, 2019, we owned the 34 multifamily apartment communities listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	96.6%	94.9%	$1,088	$996
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	92.8%	95.4%	973	971
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	(4)	94.2%	92.3%	909	913
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	94.1%	95.7%	918	918
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	93.8%	93.0%	1,295	1,282
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,591,953	93.2%	95.2%	1,054	1,035
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,460,102	95.6%	93.7%	1,378	1,349
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	96.4%	94.3%	1,143	1,153
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	94.8%	93.5%	1,180	1,113
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	93.9%	94.6%	887	865
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,619,828	94.5%	94.5%	1,102	1,104
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	(4)	95.2%	93.2%	1,848	1,786
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,577,811	96.2%	96.2%	1,121	1,130
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,243,669	93.9%	92.8%	1,058	991

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	$72,000,000	$57,621,361	93.5%	94.7%	$972	$979
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	93.8%	91.8%	1,146	1,150
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	93.6%	92.2%	1,222	1,224
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	92.7%	93.0%	945	929
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	93.6%	94.0%	1,036	1,013
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,801,170	98.1%	94.3%	1,431	1,439
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,445,546	93.7%	93.7%	1,367	1,339
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,093,646	93.4%	95.0%	1,459	1,485
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,177,143	95.8%	95.2%	1,337	1,336
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,872,874	94.0%	94.0%	1,005	1,000
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,223,795	94.3%	94.6%	1,703	1,687
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,905,230	89.6%	91.4%	1,339	1,408
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	93.3%	95.5%	1,306	1,295
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,706,164	94.4%	92.9%	1,006	1,012
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,704,187	96.8%	94.1%	1,389	1,388
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	96.7%	93.8%	1,192	1,178
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	95.4%	95.9%	1,200	1,193
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	(5)	94.5%	95.9%	1,196	1,191
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	91.7%	90.4%	1,004	1,008
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	95.2%	94.6%	1,490	1,492
				11,601	$1,499,381,750	$502,044,479	94.1%	93.9%	$1,171	$1,163
_____________________

(1)	As of March 31, 2019, our portfolio was approximately 95.8% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,512,812 related to the refinancings pursuant to our Master Credit Facility Agreement, or MCFA.

(4)	Properties secured under the terms of the MCFA.

PART I — FINANCIAL INFORMATION (continued)

(5)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to our line of credit. On January 9, 2019, we terminated the line of credit.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated unaudited financial statements in this quarterly report.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the three months ended March 31, 2019 and 2018, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the fiscal quarter ended March 31, 2019, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Cash and Cash Equivalents	Net Cash Provided by Operating Activities
First Quarter 2019	$11,511,537	$0.222	$6,116,456	$5,378,566	$11,495,022	$2,276,063	$9,218,959	$2,276,063
____________________

(1)	Distributions during the first quarter of 2019 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2019, we paid aggregate distributions of $11,495,022, which was comprised of $6,116,456 of distributions paid in cash and 354,319 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,378,566. For the three months ended March 31, 2019, our net loss was $12,359,272, we had funds from operations, or FFO, of $5,923,021 and net cash provided by operations of $2,276,063. For the three months ended March 31, 2019, we funded $2,276,063 and $9,218,959, or 20% and 80%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from cash and cash equivalents, respectively. Since inception, of the $163,183,750 in total distributions paid through March 31, 2019, including shares issued pursuant to our distribution reinvestment plan, 67% of such amounts were funded from cash flow from operations, 14% were funded from proceeds from our refinancings, 13% were funded from net public offering proceeds and 6% were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
With respect to other commercial properties we may own, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions may include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of March 31, 2019, we had not entered into any material leases as a lessee.

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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2019, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $52,802,102 as of March 31, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also conduct additional public or private offerings of our securities, refinance debt or dispose of assets to fund our operating activities, debt service, distributions and future property acquisitions and development projects. We expect these resources will be sufficient to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On May 18, 2016, we entered into a secured revolving line of credit, or the line of credit, with PNC Bank in an amount not to exceed $65,000,000. The line of credit provided for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit had a maturity date of May 17, 2019, subject to extension, as further described in the loan agreement entered into by certain of our wholly-owned subsidiaries with PNC Bank in connection with the acquisition of the Landings of Brentwood property. As of March 31, 2019 and December 31, 2018, $0 was outstanding on our line of credit. We terminated the line of credit on January 9, 2019. For additional information on our line of credit, see Note 5 (Debt) to the unaudited consolidated financial statements contained in this quarterly report.

PART I — FINANCIAL INFORMATION (continued)

2018 Refinancing Transactions
On July 31, 2018, or the closing date, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Newmark Group, Inc., or the facility lender, for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. We paid $1,930,842 in the aggregate in loan origination fees to the facility lender in connection with the refinancings, and paid our advisor a loan coordination fee of $2,758,345.
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
Cash Flows Provided by Operating Activities
During the three months ended March 31, 2019, net cash provided by operating activities was $2,276,063 compared to $7,087,026 for the three months ended March 31, 2018. The decrease in net cash provided by operating activities is primarily due to the increase in net loss from $8,018,094 during the three months ended March 31, 2018 to $12,359,272 during the three months ended March 31, 2019, and from the decrease in accounts payable and accrued liabilities. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2019, net cash used in investing activities was $5,325,578 compared to $3,322,440 during the three months ended March 31, 2018. The increase in net cash used in investing activities was primarily the result of the increase in additions to real estate investments during the three months ended March 31, 2019, compared to the three months ended March 31, 2018 and an increase in cash used for escrow deposits for pending real estate acquisitions. Net cash used in investing activities during the three months ended March 31, 2019, consisted of the following:

•	$4,210,470 of cash used for improvements to real estate investments;

•	$1,200,200 of cash used for escrow deposits; and

•	$85,092 of cash provided by proceeds from insurance claims.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $8,416,565 compared to $8,642,190 during the three months ended March 31, 2018. The decrease in net cash used in financing activities was due to the decrease in repurchases of common stock during the three months ended March 31, 2019, as a result of the $2,000,000 quarterly limit established in the first quarter of 2018, offset by an increase in cash distributions and principal payments on mortgage notes payable during the three months ended March 31, 2019. Net cash used in financing activities during the three months ended March 31, 2019, consisted of the following:

•	$55,651 of payments of commissions on sales of common stock;

•	$244,458 of principal payments on mortgage notes payable;

•	$2,000,000 of cash paid for the repurchase of common stock; and

PART I — FINANCIAL INFORMATION (continued)

•	$6,116,456 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $5,378,566.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. As of March 31, 2019, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. We expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of March 31, 2019, we had indebtedness totaling $1,050,200,667, comprised of an aggregate principal amount of $1,056,983,876 and net deferred financing costs of $6,783,209. The following is a summary of our contractual obligations as of March 31, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$219,780,965	$35,935,065	$70,536,171	$44,774,134	$68,535,595
Principal payments on outstanding debt obligations(2)	1,056,983,876	722,489	6,307,253	11,262,724	1,038,691,410
Total	$1,276,764,841	$36,657,554	$76,843,424	$56,036,858	$1,107,227,005
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2019. We incurred interest expense of $12,233,295 during the three months ended March 31, 2019, including amortization of deferred financing costs totaling $247,773, net unrealized loss from the change in fair value of interest rate cap agreements of $179,616 and credit facility commitment fees of $2,137, respectively.

(2)	Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of March 31, 2019, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018. The ability to compare one period to another is affected by the implementation of our value-enhancement strategy. As of March 31, 2019 and 2018, we owned 34 multifamily properties. The increase in rents and occupancy are the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the three months ended March 31, 2019 and 2018, are not indicative of those expected in future periods. For the three months ended March 31, 2019 and 2018, we continued to perform value-enhancement projects, which

PART I — FINANCIAL INFORMATION (continued)

may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases and anticipated value-enhancement projects.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following table summarizes the consolidated results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change $	Change %
Total revenues	$42,766,610	$41,367,026	$1,399,584	3%
Operating, maintenance and management	(10,041,264)	(9,974,835)	(66,429)	(1)%
Real estate taxes and insurance	(6,581,189)	(5,685,380)	(895,809)	(16)%
Fees to affiliates	(6,065,648)	(5,796,678)	(268,970)	(5)%
Depreciation and amortization	(18,282,293)	(17,435,350)	(846,943)	(5)%
Interest expense	(12,233,295)	(9,114,355)	(3,118,940)	(34)%
Loss on debt extinguishment	(41,609)	—	(41,609)	(100)%
General and administrative expenses	(1,880,584)	(1,378,522)	(502,062)	(36)%
Net loss	$(12,359,272)	$(8,018,094)	$(4,341,178)	(54)%

NOI(1)	$24,057,277	$23,985,291	$71,986	—%
FFO(2)	$5,923,021	$9,417,256	$(3,494,235)	(37)%
MFFO(2)	$6,503,003	$8,969,642	$(2,466,639)	(27)%
______________

(1)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”

PART I — FINANCIAL INFORMATION (continued)

Net loss
For the three months ended March 31, 2019, we had a net loss of $12,359,272 compared to $8,018,094 for the three months ended March 31, 2018. The increase in net loss of $4,341,178 over the comparable prior year period was primarily due to the increase in interest expense of $3,118,940, the increase in real estate taxes and insurance of $895,809, the increase in general and administrative expenses of $502,062, the increase in fees to affiliates of $268,970, the increase in operating, maintenance and management expenses of $66,429, the increase in depreciation and amortization expense of $846,943 and the increase in loss on debt extinguishment of $41,609, partially offset by the increase in total revenues of $1,399,584.
Total revenues
Total revenues were $42,766,610 for the three months ended March 31, 2019, compared to $41,367,026 for the three months ended March 31, 2018. The increase of $1,399,584 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and the completion of our value-enhancement projects. Average monthly occupancy increased from 92.9% as of March 31, 2018, to 94.1% as of March 31, 2019, and average monthly rents per unit increased from $1,128 as of March 31, 2018, to $1,171 as of March 31, 2019. We expect rental income to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $10,041,264 for the three months ended March 31, 2019, compared to $9,974,835 for the three months ended March 31, 2018. The increase of $66,429 was primarily due to increases in utility costs and payroll expenses, offset by a decrease in repairs, maintenance and turnover costs during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $6,581,189 for the three months ended March 31, 2019, compared to $5,685,380 for the three months ended March 31, 2018. The increase of $895,809 was primarily due to increases in real estate taxes as a result of increases in assessed values in Georgia and an increase in insurance costs as a result of an increase in the number of claims filed during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $6,065,648 for the three months ended March 31, 2019, compared to $5,796,678 for the three months ended March 31, 2018. The increase of $268,970 was primarily due to an increase in the reimbursement of software costs during the three months ended March 31, 2019. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $18,282,293 for the three months ended March 31, 2019, compared to $17,435,350 for the three months ended March 31, 2018. The increase of $846,943 was primarily due to the net increase in depreciable assets of $16,920,625 since March 31, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2019, was $12,233,295 compared to $9,114,355 for the three months ended March 31, 2018. The increase of $3,118,940 was primarily due to the increase in the notes payable, net balance of $56,561,728 since March 31, 2018, due to financing incurred in connection with the refinancing of 21 multifamily properties since March 31, 2018, as well as increases in LIBOR from March 31, 2018 to March 31, 2019 that impact the interest on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $247,773 and $246,274, unrealized loss on derivative instruments of $179,616 and unrealized gain of $447,614, amortization of loan discount of $0 and $88,746 and credit facility commitment fees of $2,137 and $7,397 for the three months ended March 31, 2019 and 2018, respectively. We expect interest expense in future periods to vary based on our level of future borrowings, which will depend on

PART I — FINANCIAL INFORMATION (continued)

the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2019, was $41,609, compared to $0 for the three months ended March 31, 2018. These expenses consisted of deferred financing costs, net related to the termination of the line of credit during the three months ended March 31, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2019, were $1,880,584 compared to $1,378,522 for the three months ended March 31, 2018. These general and administrative costs consisted primarily of transfer agent fees, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $502,062 was primarily due to increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year and legal costs incurred during the three months ended March 31, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues.
Property Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2018. As of March 31, 2019, all of our 34 properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$42,585,224	$41,179,931	$1,405,293	3.4%
Operating expenses	18,527,947	17,194,640	1,333,307	7.8%
Net operating income	24,057,277	23,985,291	71,986	0.3%

Non-same-store properties:
Net operating income	—	—	—

Total net operating income(1)	$24,057,277	$23,985,291	$71,986
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2019, was $24,057,277 compared to $23,985,291 for the three months ended March 31, 2018. The 0.3% increase in same-store net operating income was a result of a 3.4% increase in same-store rental revenues partially offset by a 7.8% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2019, were $42,585,224 compared to $41,179,931 for the three months ended March 31, 2018. The 3.4% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,128 as of March 31, 2018, to $1,171 as of March 31, 2019, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 92.9% as of March 31, 2018, to 94.1% as of March 31, 2019.

PART I — FINANCIAL INFORMATION (continued)

Operating Expenses
Same-store operating expenses for the three months ended March 31, 2019 were $18,527,947 compared to $17,194,640 for the three months ended March 31, 2018. The increase in same-store operating expenses was primarily attributable to increases in general and administrative expenses, utility costs and property taxes during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
Depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets are eliminated because they may not accurately represent the actual change in value in our multifamily properties that result from use of the properties or changes in market conditions. While certain aspects of real property do decline in value over time in a manner that is reasonably captured by depreciation and amortization, the value of the properties as a whole have historically increased or decreased as a result of changes in overall economic conditions instead of from actual use of the property or the passage of time. Gains and losses from the sale of real property vary from property to property and are affected by market conditions at the time of sale which will usually change from period to period. These gains and losses can create distortions when comparing one period to another or when comparing our operating results to the operating results of other real estate companies that have not made similarly timed purchases or sales. We believe that eliminating these costs from net income (loss) is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating our properties as well as trends in occupancy rates, rental rates and operating costs.
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2019 and 2018, computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(12,359,272)	$(8,018,094)
Fees to affiliates(1)	4,160,152	4,262,253
Depreciation and amortization	18,282,293	17,435,350
Interest expense	12,233,295	9,114,355
Loss on debt extinguishment	41,609	—
General and administrative expenses	1,880,584	1,378,522
Other gains(2)	(181,384)	(187,095)
Net operating income	$24,057,277	$23,985,291
____________________

(1)
Fees to affiliates for the three months ended March 31, 2019, exclude property management fees of $1,234,277 and other reimbursements of $671,219 that are included in NOI. Fees to affiliates for the three months ended March 31, 2018, exclude property management fees of $1,191,167 and other reimbursements of $343,258 that are included in NOI.

(2)	Other gains for the three months ended March 31, 2019 and 2018, includes non-recurring insurance claim recoveries and interest income that are not included in NOI.
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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and

PART I — FINANCIAL INFORMATION (continued)

amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted ASU 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use asset. The carrying amount of the right-of-use asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the right-of-use asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the recent publication of ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business (“ASU 2017-01”), acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this guidance. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(12,359,272)	$(8,018,094)
Depreciation of real estate assets	18,282,293	17,435,350
FFO	5,923,021	9,417,256
Acquisition fees and expenses (1)(2)	358,757	—
Unrealized loss (gain) on derivative instruments	179,616	(447,614)
Loss on debt extinguishment	41,609	—
MFFO	$6,503,003	$8,969,642
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically, under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01 but did not experience a material impact from adopting this new guidance. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three months ended March 31, 2019 and 2018 include acquisition expenses of $358,757 and $0, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2019, the fair value of our fixed rate debt was $716,100,257 and the carrying value of our fixed rate debt was $692,205,760. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. As of March 31, 2019, the fair value of our variable rate debt was $355,695,372 and the carrying value of our variable rate debt was $357,994,907. Based on interest rates as of March 31, 2019, if interest rates are 100 basis points higher during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase by $3,651,848 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would decrease by $3,651,848.
As of March 31, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.47% and 4.43%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.45% as of March 31, 2019. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2019 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2019, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2019 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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

PART I — FINANCIAL INFORMATION (continued)

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, or the Securities Act.
During the three months ended March 31, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2019	142,184	138,961	$14.39	(4)
February 2019	151,987	—	—	(4)
March 2019	146,737	—	—	(4)
	440,908	138,961
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2019, we had $2,000,000, representing 135,886 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on May 1, 2019.

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

(3)	From inception through March 31, 2019, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
The number of shares that may be repurchased pursuant to the share repurchase plan during any calendar year is limited to the lesser of (1) 5% of the weighted-average number of shares outstanding during the prior calendar year or the $2,000,000 limit for any quarter and (2) those that can be funded from net proceeds we received from the sale of shares

PART II — OTHER INFORMATION (continued)

under the distribution reinvestment plan during the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors.
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

Steadfast Apartment REIT, Inc.

Date:	May 10, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)