Form 10-Q
period 2019-06-30
Steadfast Apartment REIT, Inc.
filed 2019-08-13
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2019, there were 52,229,665 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$164,113,072	$164,113,072
Building and improvements	1,421,049,714	1,411,198,832
Total real estate held for investment, cost	1,585,162,786	1,575,311,904
Less accumulated depreciation and amortization	(255,443,023)	(218,672,162)
Total real estate held for investment, net	1,329,719,763	1,356,639,742
Real estate under development:
Real estate held for development	2,576,467	—
Total real estate, net	1,332,296,230	1,356,639,742
Cash and cash equivalents	43,745,735	58,880,007
Restricted cash	10,913,822	13,858,768
Rents and other receivables	1,850,444	1,836,406
Other assets	2,870,473	2,923,725
Total assets	$1,391,676,704	$1,434,138,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,749,779	$32,330,278
Notes Payable, net:
Mortgage notes payable, net	501,954,042	502,143,306
Credit facilities, net	548,256,798	548,012,437
Total notes payable, net	1,050,210,840	1,050,155,743
Distributions payable	3,856,773	3,953,499
Due to affiliates	2,634,840	1,711,168
Total liabilities	1,086,452,232	1,088,150,688
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 52,142,845 and 51,723,801 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	521,428	517,238
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	690,921,687	684,140,823
Cumulative distributions and net losses	(386,218,653)	(338,670,111)
Total stockholders’ equity	305,224,472	345,987,960
Total liabilities and stockholders’ equity	$1,391,676,704	$1,434,138,648

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$42,887,126	$41,909,599	$85,204,046	$82,636,991
Other income	1,069,487	565,567	1,519,177	1,205,201
Total revenues	43,956,613	42,475,166	86,723,223	83,842,192
Expenses:
Operating, maintenance and management	10,496,086	10,439,849	20,537,351	20,414,684
Real estate taxes and insurance	6,443,394	5,962,503	13,024,583	11,647,883
Fees to affiliates	6,265,958	5,826,703	12,331,606	11,623,381
Depreciation and amortization	18,515,635	17,629,793	36,797,927	35,065,143
Interest expense	12,165,781	10,231,952	24,399,076	19,346,307
Loss on debt extinguishment	—	—	41,609	—
General and administrative expenses	2,062,769	1,330,544	3,943,353	2,709,066
Total expenses	55,949,623	51,421,344	111,075,505	100,806,464
Net loss	$(11,993,010)	$(8,946,178)	$(24,352,282)	$(16,964,272)
Loss per common share — basic and diluted	$(0.23)	$(0.17)	$(0.47)	$(0.33)
Weighted average number of common shares outstanding — basic and diluted	52,123,442	51,186,141	51,999,327	51,081,717

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	51,939,159	$519,392	1,000	$10	$687,531,131	$(362,540,920)	$325,509,613
Issuance of common stock	339,571	3,395	—	—	5,375,301	—	5,378,696
Repurchase of common stock	(135,885)	(1,359)	—	—	(1,998,641)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(11,684,723)	(11,684,723)
Amortization of stock-based compensation	—	—	—	—	13,896	—	13,896
Net loss	—	—	—	—	—	(11,993,010)	(11,993,010)
BALANCE, June 30, 2019	52,142,845	$521,428	1,000	$10	$690,921,687	$(386,218,653)	$305,224,472

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	51,723,801	$517,238	1,000	$10	$684,140,823	$(338,670,111)	$345,987,960
Issuance of common stock	693,889	6,938	—	—	10,750,324	—	10,757,262
Repurchase of common stock	(274,845)	(2,748)	—	—	(3,997,252)	—	(4,000,000)
Distributions declared	—	—	—	—	—	(23,196,260)	(23,196,260)
Amortization of stock-based compensation	—	—	—	—	27,792	—	27,792
Net loss	—	—	—	—	—	(24,352,282)	(24,352,282)
BALANCE, June 30, 2019	52,142,845	$521,428	1,000	$10	$690,921,687	$(386,218,653)	$305,224,472

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2018	51,024,374	$510,244	1,000	$10	$673,041,680	$(262,720,553)	$410,831,381
Issuance of common stock	382,876	3,828	—	—	5,765,082	—	5,768,910
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Repurchase of common stock	(144,440)	(1,444)	—	—	(1,998,556)	—	(2,000,000)
Distributions declared	—	—	—	—	—	(11,485,650)	(11,485,650)
Amortization of stock-based compensation	—	—	—	—	13,839	—	13,839
Net loss	—	—	—	—	—	(8,946,178)	(8,946,178)
BALANCE, June 30, 2018	51,262,810	$512,628	1,000	$10	$676,854,459	$(283,152,381)	$394,214,716

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	50,842,640	$508,426	1,000	$10	$633,186,743	$(243,389,996)	$390,305,183
Issuance of common stock	766,782	7,668	—	—	11,462,272	—	11,469,940
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(346,612)	(3,466)	—	—	(4,882,750)	—	(4,886,216)
Distributions declared	—	—	—	—	—	(22,798,113)	(22,798,113)
Amortization of stock-based compensation	—	—	—	—	27,678	—	27,678
Net loss	—	—	—	—	—	(16,964,272)	(16,964,272)
BALANCE, June 30, 2018	51,262,810	$512,628	1,000	$10	$676,854,459	$(283,152,381)	$394,214,716

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(24,352,282)	$(16,964,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,797,927	35,065,143
Loss on disposal of buildings and improvements	140,919	188,369
Amortization of deferred financing costs	494,204	493,241
Amortization of stock-based compensation	27,792	27,678
Change in fair value of interest rate cap agreements	199,723	(578,894)
Amortization of loan discount	—	177,491
Loss on debt extinguishment	41,609	—
Insurance claim recoveries	(639,483)	(143,972)
Changes in operating assets and liabilities:
Rents and other receivables	(89,038)	75,434
Other assets	259,566	(789,711)
Accounts payable and accrued liabilities	(2,702,679)	1,373,613
Due to affiliates	1,003,318	(146,735)
Net cash provided by operating activities	11,181,576	18,777,385
Cash Flows from Investing Activities:
Acquisition of real estate held for development	(2,158,815)	—
Additions to real estate investments	(9,883,640)	(7,808,428)
Additions to real estate held for development	(102,284)	—
Escrow deposits for pending real estate acquisitions	(700,100)	—
Proceeds from insurance claims	714,483	143,972
Net cash used in investing activities	(12,130,356)	(7,664,456)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(480,716)	(278,140)
Payments of commissions on sale of common stock	(113,998)	(114,741)
Distributions to common stockholders	(12,535,724)	(11,422,475)
Repurchase of common stock	(4,000,000)	(4,886,216)
Net cash used in financing activities	(17,130,438)	(16,701,572)
Net decrease in cash, cash equivalents and restricted cash	(18,079,218)	(5,588,643)
Cash, cash equivalents and restricted cash, beginning of the period	72,738,775	38,667,705
Cash, cash equivalents and restricted cash, end of the period	$54,659,557	$33,079,062

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,807,702	$18,585,763
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$3,856,773	$3,792,428
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$10,757,262	$11,469,940
Redemptions payable	$2,000,000	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$954,446	$436,638
Due to affiliates from additions to real estate investments	$75,443	$94,442
Due to affiliates for commissions on sale of common stock	$185,953	$415,184
Operating lease right-of-use asset,net	$5,871	$—
Operating lease liabilities, net	$5,936	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2019, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes and one parcel of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of June 30, 2019, the Company had issued 53,615,560 shares of common stock for gross offering proceeds of $799,097,238, including 6,001,533 shares of common stock issued pursuant to the DRP for gross offering proceeds of $88,662,359.
On March 12, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, the Company’s board of directors approved a price per share for the DRP of $15.84, effective April 1, 2019. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2019. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
June 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$8,046	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$207,769	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2019 and December 31, 2018, the fair value of the notes payable was $1,096,206,883 and $1,042,358,884, respectively, compared to the carrying value of $1,050,210,840 and $1,050,155,743, respectively.
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the six months ended June 30, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2019 through June 30, 2019.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2019, the Company

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

declared distributions totaling $0.224 and $0.446 per share of common stock, respectively. During the three and six months ended June 30, 2018, the Company declared distributions totaling $0.224 and $0.446 per share of common stock, respectively.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current presentation. These reclassifications did not change the results of operations of those prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line item, “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified the prior period’s lease and non-lease income consistently with the current periods presented.
The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental income (presentation prior to January 1, 2019)	$37,749,899	$74,550,233
Tenant reimbursements(1) (presentation prior to January 1, 2019)	4,159,700	8,086,758
Rental income (presentation effective January 1, 2019)	$41,909,599	$82,636,991
_________________
(1) Tenant reimbursements include reimbursements for recoverable costs.
Recent Accounting Pronouncements

In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach that was effective in the first quarter of 2019, subject to early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. Based on its evaluation, as it relates to the former, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $7,656 and an operating lease liability, net, of $7,720.
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
The Company recognized $42,887,126 and $85,204,046 of rental income related to operating lease payments of which $4,332,509 and $8,410,436 was for variable lease payments for the three and six months ended June 30, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 Leases, are not in the scope of the new credit losses guidance. The effective date and transition requirements for this guidance are the same as for ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

disclosures and does not expect a material impact on its consolidated financial statements and related disclosures from its adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements and related disclosures and believes that certain disclosures of interest rate cap agreements in its consolidated financial statements may be impacted by the adoption of ASU 2018-13.
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “the amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allowed the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company first adopted this guidance in the three months ended March 31, 2019, by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of June 30, 2019, the Company owned 34 multifamily properties comprising a total of 11,601 apartment homes and one parcel of land held for the development of apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,501,958,217, including development costs. As of June 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 93.8% and 93.9% occupied and the average monthly rent was $1,189 and $1,163, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

As of June 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	June 30, 2019
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Under Development	Total Real Estate
Investments in real estate	$164,113,072	$1,421,049,714	$1,585,162,786	$2,576,467	$1,587,739,253
Less: Accumulated depreciation and amortization	—	(255,443,023)	(255,443,023)	—	(255,443,023)
Net investments in real estate and related lease intangibles	$164,113,072	$1,165,606,691	$1,329,719,763	$2,576,467	$1,332,296,230

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Under Development	Total Real Estate
Investments in real estate	$164,113,072	$1,411,198,832	$1,575,311,904	$—	$1,575,311,904
Less: Accumulated depreciation and amortization	—	(218,672,162)	(218,672,162)	—	(218,672,162)
Net investments in real estate and related lease intangibles	$164,113,072	$1,192,526,670	$1,356,639,742	$—	$1,356,639,742
Depreciation and amortization expense was $18,515,635 and $36,797,927 for the three and six months ended June 30, 2019, and $17,629,793 and $35,065,143 for the three and six months ended June 30, 2018, respectively, all of which related to the depreciation of the Company’s buildings and improvements.
Real Estate Under Development
During the six months ended June 30, 2019, the Company acquired the following land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Victory Station	Murfreesboro, TN	5/30/2019	$2,469,183	$107,284	$2,576,467
Operating Leases
As of June 30, 2019, the Company’s real estate portfolio comprised 11,601 residential apartment homes and was 96.0% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,288,717 and $4,130,860 as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
4.          Other Assets
As of June 30, 2019 and December 31, 2018, other assets consisted of:

	June 30, 2019	December 31, 2018
Prepaid expenses	$479,897	$1,690,959
Interest rate cap agreements (Note 10)	8,046	207,769
Escrow deposits for pending real estate acquisitions	500,100	100,000
Other deposits	1,876,559	924,997
Operating lease right-of-use assets, net	5,871	—
Other assets	$2,870,473	$2,923,725
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of June 30, 2019 and December 31, 2018.

	June 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.41%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	227,646,617
Mortgage notes payable, gross	15				4.43%	505,078,617
Deferred financing costs, net(2)						(3,124,575)
Mortgage notes payable, net						$501,954,042

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.53%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,127,333
Mortgage notes payable, gross	15				4.49%	505,559,333
Deferred financing costs, net(2)						(3,416,027)
Mortgage notes payable, net						$502,143,306
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of June 30, 2019 and December 31, 2018 was $1,893,742 and $1,602,290, respectively.
Master Credit Facility
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
CME Loans
Additionally, on the Closing Date, five of the Company’s indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank, National Association (“PNC Bank”) for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan, a (“CME Loan” and, collectively, the “CME Loans”), with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid the Advisor a loan coordination fee of $804,250.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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
As of June 30, 2019 and December 31, 2018, the advances obtained and certain financing costs incurred under the MCFA and Line of Credit, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2019	December 31, 2018
Principal balance on Line of Credit, gross(1)	$—	$—
Principal balance on MCFA, gross	551,669,000	551,669,000
Deferred financing costs, net on MCFA(2)	(3,412,202)	(3,612,316)
Deferred financing costs, net on Line of Credit(3)	—	(44,247)
Credit facilities, net	$548,256,798	$548,012,437
___________

(1)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of June 30, 2019 and December 31, 2018, was $628,755 and $428,641, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of June 30, 2019 and December 31, 2018, was $0 and $280,753, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt (1)	$1,056,747,617	$486,230	$1,191,072	$5,196,926	$5,302,529	$6,112,773	$1,038,458,087
______________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of June 30, 2019, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2019, the Company incurred interest expense of $12,165,781 and $24,399,076, respectively. Interest expense for the three and six months ended June 30, 2019, includes amortization of deferred financing costs of $246,432 and $494,204, net unrealized losses from the change in fair value of interest rate cap agreements of $20,107 and $199,723 and credit facility commitment fees of $0 and $2,137, respectively.
For the three and six months ended June 30, 2018, the Company incurred interest expense of $10,231,952 and $19,346,307, respectively. Interest expense for the three and six months ended June 30, 2018, includes amortization of deferred financing costs of $246,966 and $493,241, net unrealized gains from the change in fair value of interest rate cap agreements of $131,281 and $578,894, credit facility commitment fees of $7,479 and $14,877, costs associated with the refinancing of debt of $0 and $21,472 and loan discount amortization of $88,746 and $177,491, respectively.
Interest expense of $3,903,574 and $4,006,127 was payable as of June 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of June 30, 2019, the Company had issued 53,615,560 shares of common stock for offering proceeds of $714,260,104, including 6,001,533 shares of common stock issued pursuant to the DRP for total proceeds of $88,662,359, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

The issuance and vesting activity for the six months ended June 30, 2019 and year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors were as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	—	4,998
Vested shares	—	(4,998)
Nonvested shares at the end of the period	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the six months ended June 30, 2019 and year ended December 31, 2018 was as follows:

Grant Year	Weighted Average Fair Value
2018	$15.18
2019	n/a
Included in general and administrative expenses is $13,896 and $27,792 for the three and six months ended June 30, 2019, and $13,839 and $27,678 for the three and six months ended June 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $62,467. The weighted average remaining term of the restricted common stock was approximately 0.8 years as of June 30, 2019. As of June 30, 2019, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP was initially $14.25. On March 12, 2019, March 14, 2018 and February 14, 2017, the Company’s board of directors approved a price per share for the DRP of $15.84, $15.18 and $14.85, effective April 1, 2019, April 1, 2018 and March 1, 2017, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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

(2) The “Estimated Value per Share” is the most recent publicly disclosed estimated value per share determined by the Company’s board of directors.

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
June 30, 2019
(unaudited)

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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to the lesser of (1) 5% of the weighted average number of shares of common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRP in the prior calendar year, plus such additional funds as may be reserved for that purpose by the Company’s board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. The Company’s board of directors has further limited the amount of shares that may be repurchased pursuant to the share repurchase plan to $2,000,000 per quarter. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of June 30, 2019, the Company had recognized repurchases payable of $2,000,000, which is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2019, the Company repurchased a total of 135,885 and 274,845 shares with a total repurchase value of $2,000,000 and $4,000,000, and received requests for repurchases of 355,607 and 796,515 shares with a total repurchase value of $5,210,102 and $11,623,936, respectively. During the three and six months ended June 30,

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

2018, the Company repurchased a total of 144,440 and 346,610 shares with a total repurchase value of $2,000,000 and $4,886,216, and received requests for the repurchase of 231,575 and 541,527 shares with a total repurchase value of $3,212,937 and $7,475,664, respectively.
As of June 30, 2019 and 2018, the Company’s total outstanding repurchase requests received that were subject to the Company’s limitations on repurchases were 1,778,162 shares and 379,816 shares, respectively, with a total net repurchase value of $25,978,431 and $5,224,754, respectively.
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
Pursuant to the share repurchase plan, for the three and six months ended June 30, 2019, the Company had no amounts to reclassify from temporary equity to permanent equity. For the three and six months ended June 30, 2018, the Company reclassified $0 and $37,028,102, net of $2,000,000 and $4,886,216 of fulfilled redemption requests, respectively, from temporary equity to permanent equity, which is included in additional paid-in capital on the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during each of the three and six months ended June 30, 2019 and 2018, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2019, were $11,684,723 and $23,196,260, including $5,286,618 and $10,630,544, or 333,752 and 685,789 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2018 were $11,485,650 and $22,798,113, including $5,698,302 and $11,369,398, or 375,382 and 757,274 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2019 and December 31, 2018, $3,856,773 and $3,953,499 of distributions declared were payable, which included $1,734,110 and $1,860,828, or 109,477 shares and 122,584 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2019, the Company paid cash distributions of $6,419,268 and $12,535,724, which related to distributions declared for each day in the period from March 1, 2019 through May 31, 2019 and December 1, 2018 through May 31, 2019, respectively. Additionally, for the three and six months ended June 30, 2019, 339,564 shares and 693,883 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,378,696 and $10,757,262, respectively. For the three and six months ended June 30, 2019, the Company paid total distributions of $11,797,964 and $23,292,986, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and six months ended June 30, 2019 and 2018, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of June 30, 2019 and December 31, 2018, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,174,176	$4,281,765	$8,334,328	$8,544,018	$947,431	$55,865
Acquisition expenses(2)	92,661	—	92,661	—	—	—
Property management:
Fees(1)	1,245,150	1,221,040	2,479,427	2,412,207	416,484	410,424
Reimbursement of onsite personnel(3)	3,776,431	3,653,858	7,504,136	7,216,593	732,049	768,107
Reimbursement of other(1)	846,632	323,898	1,517,851	667,156	103,973	41,989
Reimbursement of property operations(3)	26,600	22,994	49,742	46,643	—	—
Reimbursement of property G&A(2)	26,845	10,388	61,832	19,687	—	—
Other operating expenses(2)	413,043	279,690	828,151	541,101	173,507	93,740
Insurance proceeds(4)	—	—	—	—	—	(75,000)
Property insurance(5)	359,663	379,095	641,978	758,189	—	(101,573)
Rental revenue(6)	(14,745)	—	(29,490)	—	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees(7)	48,343	—	48,343	—	—	—
Acquisition expenses(8)	154,477	—	218,712	—	20,000	1,607
Capital expenditures(9)	—	1,673	—	7,295	—	—
Construction management:
Fees(9)	303,518	51,659	461,417	188,102	44,231	10,281
Reimbursement of labor costs(9)	110,945	267,796	261,305	500,387	11,211	29,203
Additional paid-in capital
Selling commissions	—	—	—	—	185,954	299,952
	$11,563,739	$10,493,856	$22,470,393	$20,901,378	$2,634,840	$1,534,595
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(3)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(4)	Included in other income in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

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

(6)	Included in rental income in the accompanying consolidated statements of operations.

(7)	Included in real estate held for development in the accompanying consolidated balance sheets.

(8)	Included in total real estate, net in the accompanying consolidated balance sheets following the adoption of ASU 2017-01 as of January 1, 2017.

(9)	Included in building and improvements in the accompanying consolidated balance sheets.
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of investments in real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. At June 30, 2019, the property management fee payable

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

with respect to each property under the Property Management Agreements ranged from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Development Services Agreement
In some instances, the Company may enter into a Development Services Agreement with Steadfast Multifamily Development, Inc., an affiliate of the Advisor, (the “Developer”), in connection with a development project, pursuant to which the Developer will receive a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Victory Station development project that provided for a development fee equal to 4% of the hard and soft costs of the development project as specified in the Development Services Agreement. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery by the Developer to us of a certificate of occupancy. As of June 30, 2019, no amounts had been paid pursuant to the Development Services Agreement.
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
June 30, 2019
(unaudited)

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
As of June 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
If the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company will pay the Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Limitation. In connection with the sale of securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. As of June 30, 2019, the Company had not sold or otherwise disposed of any properties or any real estate-related assets. Accordingly, the Company had not incurred any disposition fees as of June 30, 2019.
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of June 30, 2019 and

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

December 31, 2018, expects to pay trailing selling commissions of $185,954 and $299,952, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
The Company recorded stock-based compensation expense of $13,896 and $27,792 for the three and six months ended June 30, 2019 and $13,839 and $27,678 for the three and six months ended June 30, 2018, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $99,750 and $252,000 for the three and six months ended June 30, 2019, and $61,750 and $117,500 for the three and six months ended June 30, 2018, related to the independent directors’ annual retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, $99,750 and $151,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
June 30, 2019
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2019 and December 31, 2018:

June 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	7/1/2019 - 8/1/2021	One-Month LIBOR	17	$559,157,350	2.40%	3.47%	$8,046

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2019 - 8/1/2021	One-Month LIBOR	22	$713,237,850	2.52%	3.46%	$207,769
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2019, resulted in an unrealized loss of $20,107 and $199,723 and for the three and six months ended June 30, 2018, resulted in an unrealized gain of $131,281 and $578,894, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2019 and 2018, the Company did not acquire any interest rate cap agreements or receive any settlement proceeds. The fair value of the interest rate cap agreements of $8,046 and $207,769 as of June 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

11.          Subsequent Events
Distributions Paid
On July 1, 2019, the Company paid distributions of $3,856,773, which related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019 and consisted of cash distributions paid in the amount of $2,122,663 and $1,734,110 in shares issued pursuant to the DRP.
On August 1, 2019, the Company paid distributions of $3,993,908, which related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019 and consisted of cash distributions paid in the amount of $2,208,277 and $1,785,631 in shares issued pursuant to the DRP.
Shares Repurchased
On July 31, 2019, the Company repurchased 135,389 shares of its common stock for a total repurchase value of $2,000,000, or $14.77 per share, pursuant to the Company’s share repurchase plan.
Stoneridge Farms Financing
On July 30, 2019, one of the Company’s indirect wholly-owned subsidiaries entered into a loan agreement with Berkeley Point Capital LLC, d/b/a Newmark Knight Frank (“Berkeley Point”) for the principal amount of $45,711,000. The loan agreement provides for a term loan with a maturity date of August 1, 2029, unless the maturity date is accelerated pursuant to the loan terms. The loan accrues interest at a fixed rate of 3.36% per annum. The entire outstanding principal balance and any accrued and unpaid interest on the loan is due on the maturity date. Interest only payments on the loan are payable monthly in arrears on specified dates as set forth in the loan agreement and interest and principal payments are due beginning September 1, 2024. Monthly payments are due and payable on the first day of each month, commencing September 1, 2019. The loan is secured by Stoneridge Farms Apartments, a 336 unit property located in Smyrna, Tennessee. The Company paid $228,555 in loan origination fees to Berkeley Point in connection with the financing, and paid the Advisor a loan coordination fee of $342,833.
Distributions Declared
On August 6, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on October 1, 2019 and ending on December 31, 2019. The distributions will be equal to $0.002466 per share of the Company’s common stock per day. The distributions for each record date in October 2019, November 2019 and December 2019 will be paid in November 2019, December 2019 and January 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Proposed Mergers with Steadfast Income REIT, Inc. and Steadfast Apartment REIT, Inc.
On August 5, 2019, the Company entered into the Merger Agreements (as defined herein) to acquire each of Steadfast Income REIT, Inc. (“SIR”) and Steadfast Apartment REIT III, Inc. (“STAR III”). Both mergers are stock-for-stock transactions whereby each of SIR and STAR III will be merged into a wholly-owned subsidiary of the Company. The consummation of the Company’s merger with SIR is not contingent upon the completion of the merger with STAR III, and the consummation of the Company’s merger with STAR III is not contingent upon the completion of the Company’s merger with SIR.
The combined company after the mergers (the “Combined Company”) will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code. If the mergers were to occur today, the Combined Company’s portfolio would consist of 71 properties in 14 states with an average effective rent of $1,158. Based on occupancy as of June 30, 2019, the Combined Company’s portfolio would have an occupancy rate of 94%, an average age of 20 years and gross real estate assets of $3.3 billion.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

Proposed SIR Merger
On August 5, 2019, the Company, the Operating Partnership, SIR, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SI Subsidiary, LLC, a wholly-owned subsidiary of the Company (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub (the “SIR Merger”), with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of SIR shall cease.
At the effective time of the SIR Merger and subject to the terms and conditions of the SIR Merger Agreement, each issued and outstanding share of SIR’s common stock (or a fraction thereof), $0.01 par value per share (the “SIR Common Stock”), will be converted into the right to receive 0.5934 shares of STAR’s common stock, $0.01 par value per share (the “STAR Common Stock”).
The obligation of each party to consummate the SIR Merger is subject to a number of conditions, including receipt of the approval of the SIR Merger by the holders of a majority of the outstanding shares of the SIR Common Stock (the “SIR Stockholder Approval”) and of an amendment to SIR’s charter to delete certain provisions regarding roll-up transactions.
SIR (with the prior approval of its special committee) may terminate the SIR Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the SIR Merger Agreement) at any time prior to receipt by SIR of the SIR Stockholder Approval pursuant to the terms of the SIR Merger Agreement. The Company may terminate the SIR Merger Agreement at any time prior to the receipt of the SIR Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the SIR Merger Agreement).
If the SIR Merger Agreement is terminated in connection with SIR’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then SIR must pay to the Company a termination fee of (i)(A) $8,694,218 if such termination occurs no later than seven (7) business days after (x) 11:59 p.m. New York City time on September 5, 2019 (the “SIR Go Shop Period End Time”) or (y) the end of the specified period for negotiations with the Company following notice (received within five (5) business days of the SIR Go Shop Period End Time) that SIR intends to enter into a Superior Proposal or (B) $20,866,122 if it occurred thereafter and (ii) up to $2,000,000 as reimbursement for the Company’s Expenses (as defined in the SIR Merger Agreement).
Proposed STAR III Merger
On August 5, 2019, the Company, the Operating Partnership, STAR III, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement” and together with the SIR Merger Agreement, the “Merger Agreements”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub (the “STAR III Merger” and together with SIR Merger, the “Mergers”), with STAR III Merger Sub surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III shall cease.
At the effective time of the STAR III Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of STAR III’s common stock (or a fraction thereof),$0.01 par value per share (the “STAR III Common Stock”), will be converted into the right to receive 1.430 shares of STAR Common Stock.
The obligation of each party to consummate the STAR III Merger is subject to a number of conditions, including receipt of the approval of the STAR III Merger by the holders of a majority of the outstanding shares of STAR III Common Stock (the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unaudited)

“STAR III Stockholder Approval”) and of an amendment to STAR III’s charter to delete certain provisions regarding roll-up transactions.
STAR III (with the prior approval of its special committee) may terminate the STAR III Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the STAR III Merger Agreement) at any time prior to receipt by STAR III of the STAR III Stockholder Approval pursuant to the terms of the STAR III Merger Agreement. The Company may terminate the STAR III Merger Agreement at any time prior to the receipt of the STAR III Stockholder Approval, in certain limited circumstances, including upon an “Adverse Recommendation Change” (as defined in the STAR III Merger Agreement).
If the STAR III Merger Agreement is terminated in connection with STAR III’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then STAR III must pay to the Company a termination fee of (i)(A) $2,660,000 if such termination occurs no later than five (5) business days after (x) 11:59 p.m. New York City time on September 19, 2019 (the “STAR III Go Shop Period End Time”) or (y) the end of the specified period for negotiations with the Company following notice (received within five (5) business days of the STAR III Go Shop Period End Time) that STAR III intends to enter into a Superior Proposal or (B) $5,320,000 if it occurred thereafter.
Amended and Restated Advisory Agreement
Concurrently with the entry into the Merger Agreements, the Company and the Advisor entered into the Amended and Restated STAR Advisory Agreement (the “Amended STAR Advisory Agreement”), which shall become effective at the effective time of the earlier of the SIR Merger or the STAR III Merger. The Amended STAR Advisory Agreement will amend the Company’s existing Advisory Agreement to lower certain fees and to change the form of consideration for the Investment Management Fee (as defined therein) so that such fees are paid 50% in cash and 50% in STAR Common Stock. In addition, the Amended STAR Advisory Agreement provides for a Subordinated Incentive Listing Fee and Subordinated Share of Net Sales Proceeds (each as defined therein) to be payable to the STAR Advisor.
Pursuant to the Merger Agreement, the Advisor may request to receive a new class of convertible stock in exchange for the Convertible Stock owned in lieu of the incentive and performance fees provided for in the Amended STAR Advisory Agreement; provided that such request must be made prior to the consummation of either of the Mergers.
Amended and Restated Share Repurchase Plan
In connection with the proposed Mergers, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which will become effective September 5, 2019, and will apply beginning with repurchases made on the repurchase date (as defined in the Amended & Restated SRP) with respect to the third quarter of 2019. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP will continue to be limited to $2,000,000 per quarter. The Company expects that the board of directors of the Combined Company will determine the terms of the share repurchase plan at a later date following consummation of the Mergers.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger (as defined herein) is completed.
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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of 34 multifamily properties, located in the United States comprising a total of 11,601 apartment homes and one parcel of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
On December 30, 2013, we commenced an initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of June 30, 2019, we had sold 53,615,560 shares of common stock for gross proceeds of $799,097,238, including 6,001,533 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $88,662,359.
On March 12, 2019, our board of directors approved an estimated value per share of our common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $15.84, effective April 1, 2019. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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
Our Real Estate Portfolio
As of June 30, 2019, we owned the 34 multifamily apartment communities and one parcel of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	95.5%	94.9%	$1,109	$996
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	93.8%	95.4%	964	971
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	(4)	92.7%	92.3%	925	913
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	95.7%	95.7%	944	918
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	92.8%	93.0%	1,321	1,282
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,602,493	92.6%	95.2%	1,069	1,035
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,473,348	94.8%	93.7%	1,398	1,349
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	95.8%	94.3%	1,155	1,153
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	92.5%	93.5%	1,169	1,113
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	94.6%	94.6%	898	865
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,629,192	95.0%	94.5%	1,121	1,104
12	Randall Highlands Apartments	North Aurora, IL	3/31/2015	146	32,115,000	(4)	95.9%	93.2%	1,881	1,786
13	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,582,203	95.2%	96.2%	1,147	1,130
14	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,248,521	93.3%	92.8%	1,065	991
15	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,637,226	91.5%	94.7%	987	979
16	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	95.7%	91.8%	1,174	1,150

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
17	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	(4)	95.6%	92.2%	$1,237	$1,224
18	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	90.3%	93.0%	990	929
19	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	95.0%	94.0%	1,011	1,013
20	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	29,811,378	95.1%	94.3%	1,442	1,439
21	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,454,227	92.1%	93.7%	1,345	1,339
22	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,099,645	95.8%	95.0%	1,489	1,485
23	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,194,774	94.9%	95.2%	1,332	1,336
24	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,800,425	93.7%	94.0%	1,004	1,000
25	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	45,230,507	96.2%	94.6%	1,697	1,687
26	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,753,594	91.2%	91.4%	1,428	1,408
27	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	94.6%	95.5%	1,347	1,295
28	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,720,619	94.0%	92.9%	1,029	1,012
29	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,715,890	95.0%	94.1%	1,387	1,388
30	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	—	94.3%	93.8%	1,201	1,178
31	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	94.9%	95.9%	1,198	1,193
32	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	(5)	96.1%	95.9%	1,219	1,191
33	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	92.5%	90.4%	1,032	1,008
34	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	94.0%	94.6%	1,503	1,492
35	Victory Station Development(5)	Murfreesboro, TN	5/30/2019	—	2,576,467	—	—%	—%	—	—
				11,601	$1,501,958,217	$501,954,042	93.8%	93.9%	$1,189	$1,163
________________

(1)	As of June 30, 2019, our portfolio was approximately 96.0% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,412,202 related to the refinancings pursuant to our Master Credit Facility Agreement, or MCFA.

(4)	Properties secured under the terms of the MCFA.

(5)
We acquired the Victory Station property on May 30, 2019, which included unimproved land, currently zoned as a Planned Unit Development, or PUD. The current zoning permits the development of the property into a multifamily community including 176 units of 1, 2 and 3-bedroom units with a typical unit mix for this market.

PART I — FINANCIAL INFORMATION (continued)

Pending Mergers with Steadfast Income REIT, Inc. and Steadfast Apartment REIT III, Inc.

On August 5, 2019, we entered into the Merger Agreements (as defined herein) to acquire each of Steadfast Income REIT, Inc., or SIR, and Steadfast Apartment REIT III, Inc., or STAR III. As described in greater detail below, both mergers are stock-for-stock transactions whereby each of SIR and STAR III will be merged into one of our wholly-owned subsidiaries. The consummation of the merger with SIR is not contingent upon the completion of our merger with STAR III, and the consummation of the merger with STAR III is not contingent upon the completion of our merger with SIR. For additional information on the mergers, see our Current Report on Form 8-K filed with the SEC on August 6, 2019.

Proposed SIR Merger

On August 5, 2019, we, SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SI Subsidiary, LLC, our wholly-owned subsidiary, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement. Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub, or the SIR Merger, with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly-owned subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR shall cease.

At the effective time of the SIR Merger and subject to the terms and conditions of the SIR Merger Agreement, each issued and outstanding share of SIR’s common stock (or a fraction thereof), $0.01 par value per share, or the SIR Common Stock, will be converted into the right to receive 0.5934 shares of our common stock, $0.01 par value per share.

The obligations of each party to consummate the SIR Merger is subject to a number of conditions, including receipt of the approval of the SIR Merger by the holders of a majority of the outstanding shares of SIR Common Stock and of an amendment to SIR’s charter to delete certain provisions regarding roll-up transactions.

Pursuant to the terms of the SIR Merger Agreement, during the period beginning on the date of the SIR Merger Agreement and continuing until 11:59 p.m. New York City time on September 5, 2019, SIR and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.

Proposed STAR III Merger

On August 5, 2019, we, STAR III, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, our wholly-owned subsidiary, or the STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement. Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub, or the STAR III Merger, with STAR III Merger Sub surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of ours. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III shall cease.

At the effective time of the STAR III Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of STAR III’s common stock (or a fraction thereof), $0.01 par value per share, or the STAR III Common Stock, will be converted into the right to receive 1.430 shares of our common stock.

The obligations of each party to consummate the STAR III Merger is subject to a number of conditions, including receipt of the approval of the STAR III Merger by the holders of a majority of the outstanding shares of STAR III Common Stock and of an amendment to STAR III’s charter to delete certain provisions regarding roll-up transactions.

Pursuant to the terms of the STAR III Merger Agreement, during the period beginning on the date of the STAR III Merger Agreement and continuing until 11:59 p.m. New York City time on September 19, 2019, STAR III and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.

PART I — FINANCIAL INFORMATION (continued)

Combined Company

The combined company after the mergers will retain the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.

PART I — FINANCIAL INFORMATION (continued)

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 (Summary of Significant Accounting Policies), to our condensed consolidated unaudited financial statements in this quarterly report.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.
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
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period from January 1, 2018 through June 30, 2019, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the first and second fiscal quarters of 2019, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Cash and Cash Equivalents	Net Cash Provided by Operating Activities
First Quarter 2019	$11,511,537	$0.222	$6,116,456	$5,378,566	$11,495,022	$2,276,063	$9,218,959	$2,276,063
Second Quarter 2019	11,684,723	0.224	6,419,268	5,378,696	11,797,964	8,905,513	2,892,451	8,905,513
	$23,196,260	$0.446	$12,535,724	$10,757,262	$23,292,986	$11,181,576	$12,111,410	$11,181,576
____________________

(1)	Distributions during the three and six months ended June 30, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2019, we paid aggregate distributions of $11,797,964 and $23,292,986, including $6,419,268 and $12,535,724 of distributions paid in cash and 339,564 and 693,883 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,378,696 and $10,757,262, respectively. For the three and six months ended June 30, 2019, our net loss was $11,993,010 and $24,352,282, we had funds from operations, or FFO, of $6,522,625 and $12,445,645 and net cash provided by operations of $8,905,513 and $11,181,576, respectively. For the three and six months ended June 30, 2019, we funded $8,905,513 and $11,181,576, or 75% and 48%, and $2,892,451 and $12,111,410, or 25% and 52%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from cash and cash equivalents, respectively. Since inception, of the $174,981,714 in total distributions paid through June 30, 2019, including shares issued pursuant to our distribution reinvestment plan, 68% of such amounts were funded from cash flow from operations, 13% were funded from proceeds from our refinancings, 12% were funded from net public offering proceeds and 7% were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2019, we had not entered into any material leases as a lessee.

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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2019, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, or the Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and its affiliates. During our organization and offering stage, we made payments to the dealer manager for sales commissions and dealer manager fees and payments to our advisor for reimbursement of certain organization and offering expenses. Currently, during our operating stage, we make payments to our advisor in connection with the acquisition of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $43,745,735 as of June 30, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
Line of Credit
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

PART I — FINANCIAL INFORMATION (continued)

Master Credit Facility
On July 31, 2018, or the closing date, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Newmark Group, Inc., or the facility lender, for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (3) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. We paid $1,930,842 in the aggregate in loan origination fees to the facility lender in connection with the refinancings, and paid our advisor a loan coordination fee of $2,758,345.
CME Loans
Additionally, on the closing date, five of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank, for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan, or a CME Loan and, collectively, the CME Loans, with a maturity date of August 1, 2028, unless the maturity date is accelerated with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. We paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid our advisor a loan coordination fee of $804,250.
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2019, net cash provided by operating activities was $11,181,576, compared to $18,777,385 for the six months ended June 30, 2018. The change in net cash provided by operating activities is primarily due to the increase in net loss and decrease in accounts payable and accrued liabilities, partially offset by increases in depreciation and amortization, due to affiliates, other assets and the change in the fair value of interest rate cap agreements. We expect to continue to generate cash flows from operations as we stabilize the operations of our property portfolio and complete our value-enhancement program.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was $12,130,356, compared to $7,664,456 during the six months ended June 30, 2018. The increase in net cash used in investing activities was the result of the acquisition of real estate held for development and an increase in additions to real estate investments during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Net cash used in investing activities during the six months ended June 30, 2019, consisted of the following:

•	$2,158,815 of cash used for the acquisition of real estate held for development;

•	$9,883,640 of cash used for improvements to real estate investments;

•	$102,284 of cash used for additions to real estate held for development;

•	$700,100 of cash used for escrow deposits of pending real estate acquisitions; and

•	$714,483 of cash provided by proceeds from insurance claims.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2019 and 2018, net cash used in financing activities was $17,130,438, and$16,701,572, respectively. The increase in net cash used in financing activities was primarily due to the increase in distributions paid to common stockholders during the six months ended June 30, 2019 compared to the same prior year period, partially offset by the decrease in repurchases of common stock from $4,886,216 during the six months ended June 30, 2018, to

PART I — FINANCIAL INFORMATION (continued)

$4,000,000 during the six months ended June 30, 2019. Net cash used in financing activities during the six months ended June 30, 2019, consisted of the following:

•	$480,716 of principal payments on mortgage notes payable;

•	$113,998 of payments of commissions on sales of common stock;

•	$12,535,724 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $10,757,262; and

•	$4,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At June 30, 2019, our debt was approximately 58% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of June 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of June 30, 2019, we had indebtedness totaling $1,050,210,840, comprised of an aggregate principal amount of $1,056,747,617 and net deferred financing costs of $6,536,777. The following is a summary of our contractual obligations as of June 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$206,079,810	$23,742,832	$69,911,625	$44,233,454	$68,191,899
Principal payments on outstanding debt obligations(2)	1,056,747,617	486,230	6,387,998	11,415,302	1,038,458,087
Total	$1,262,827,427	$24,229,062	$76,299,623	$55,648,756	$1,106,649,986
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2019. We incurred interest expense of $12,165,781 and $24,399,076 during the three and six months ended June 30, 2019, including amortization of deferred financing costs totaling $246,432 and $494,204, net unrealized losses from the change in fair value of interest rate cap agreements of $20,107 and $199,723, and credit facility commitment fees of $0 and $2,137, respectively.

(2)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of June 30, 2019, and December 31, 2018, we were in compliance with all debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The ability to compare one period to another is affected by the implementation of our value-enhancement strategy. As of June 30, 2019, we owned 34 multifamily properties and one parcel of land held for the development of apartment homes. The increase in rents is the primary cause of the increase in operating income and expenses, as further discussed below.
Our results of operations for the three and six months ended June 30, 2019 and 2018, are not indicative of those expected in future periods. For the three and six months ended June 30, 2019, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases, anticipated value-enhancement projects and the completion of real estate under development.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018
The following table summarizes the consolidated results of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change $	Change %
Total revenues	$43,956,613	$42,475,166	$1,481,447	3%
Operating, maintenance and management	(10,496,086)	(10,439,849)	(56,237)	(1)%
Real estate taxes and insurance	(6,443,394)	(5,962,503)	(480,891)	(8)%
Fees to affiliates	(6,265,958)	(5,826,703)	(439,255)	(8)%
Depreciation and amortization	(18,515,635)	(17,629,793)	(885,842)	(5)%
Interest expense	(12,165,781)	(10,231,952)	(1,933,829)	(19)%
General and administrative expenses	(2,062,769)	(1,330,544)	(732,225)	(55)%
Net loss	$(11,993,010)	$(8,946,178)	$(3,046,832)	(34)%

NOI(1)	$24,183,565	$24,341,208	$(157,643)	(1)%
FFO(2)	$6,522,625	$8,683,615	$(2,160,990)	(25)%
MFFO(2)	$6,992,443	$8,552,334	$(1,559,891)	(18)%
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

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended June 30, 2019, we had a net loss of $11,993,010, compared to a net loss of $8,946,178 for the three months ended June 30, 2018. The increase in net loss of $3,046,832 over the comparable prior year period was due to the increase in operating, maintenance and management expenses of $56,237, the increase in real estate taxes and insurance of $480,891, the increase in fees to affiliates of $439,255, the increase in depreciation and amortization expense of $885,842, the increase in interest expense of $1,933,829 and the increase in general and administrative expenses of $732,225, partially offset by the increase in total revenues of $1,481,447.
Total revenues
Total revenues were $43,956,613 for the three months ended June 30, 2019, compared to $42,475,166 for the three months ended June 30, 2018. The increase of $1,481,447 was primarily due to increases in average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly rents per unit increased from $1,153 as of June 30, 2018, to $1,189 as of June 30, 2019. We expect rental and other income to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2019, were $10,496,086, compared to $10,439,849 for the three months ended June 30, 2018. The increase of $56,237 was primarily due to increases in repairs, maintenance, turnover, payroll and utility costs, partially offset by a decrease in credit card processing fees during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $6,443,394 for the three months ended June 30, 2019, compared to $5,962,503 for the three months ended June 30, 2018. The increase of $480,891 was primarily due to increases in taxes as a result of increases in assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $6,265,958 for the three months ended June 30, 2019, compared to $5,826,703 for the three months ended June 30, 2018. The increase of $439,255 was primarily due to the increase in the reimbursement of software costs during the three months ended June 30, 2019, and to a lesser extent from an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $18,515,635 for the three months ended June 30, 2019, compared to $17,629,793 for the three months ended June 30, 2018. The increase of $885,842 was primarily due to the net increase in depreciable and amortizable assets of $20,099,118 since June 30, 2018, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

PART I — FINANCIAL INFORMATION (continued)

Interest expense
Interest expense for the three months ended June 30, 2019, was $12,165,781, compared to $10,231,952 for the three months ended June 30, 2018. The increase of $1,933,829 was primarily due to the increase in the notes payable, net balance of $56,412,386 since June 30, 2018, due to financing incurred in connection with the refinancing of 21 multifamily properties since June 30, 2018, and increases in LIBOR from June 30, 2018 to June 30, 2019, that impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $246,432 and $246,966, the unrealized loss (gain) on derivative instruments of $20,107 and $(131,281), credit facility commitment fees of $0 and $7,479 and amortization of loan discounts of $0 and $88,746 for the three months ended June 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the impact of changes to LIBOR, or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2019, were $2,062,769, compared to $1,330,544 for the three months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $732,225 was primarily due to increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal costs incurred during the three months ended June 30, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues.
Consolidated Results of Operations for the Six Months Ended June 30, 2019, Compared to the Six Months Ended June 30, 2018
The following table summarizes the consolidated results of operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018	Change $	Change %
Total revenues	$86,723,223	$83,842,192	$2,881,031	3%
Operating, maintenance and management	(20,537,351)	(20,414,684)	(122,667)	(1)%
Real estate taxes and insurance	(13,024,583)	(11,647,883)	(1,376,700)	(12)%
Fees to affiliates	(12,331,606)	(11,623,381)	(708,225)	(6)%
Depreciation and amortization	(36,797,927)	(35,065,143)	(1,732,784)	(5)%
Interest expense	(24,399,076)	(19,346,307)	(5,052,769)	(26)%
Loss on debt extinguishment	(41,609)	—	(41,609)	(100)%
General and administrative expenses	(3,943,353)	(2,709,066)	(1,234,287)	(46)%
Net loss	$(24,352,282)	$(16,964,272)	$(7,388,010)	(44)%

NOI(1)	$48,240,842	$48,326,499	$(85,657)	—%
FFO(2)	$12,445,645	$18,100,871	$(5,655,226)	(31)%
MFFO(2)	$13,495,445	$17,521,977	$(4,026,532)	(23)%
_____________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(2)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2019, we had a net loss of $24,352,282, compared to $16,964,272 for the six months ended June 30, 2018. The increase in net loss of $7,388,010 over the comparable prior year period was primarily due to the increase in operating, maintenance and management expenses of $122,667, the increase in real estate taxes and insurance of $1,376,700, the increase in fees to affiliates of $708,225, the increase in depreciation and amortization expense of $1,732,784,

PART I — FINANCIAL INFORMATION (continued)

the increase in interest expense of $5,052,769, the increase in loss on debt extinguishment of $41,609, and the increase in general and administrative expenses of $1,234,287, partially offset by the increase in total revenues of $2,881,031.
Total revenues
Total revenues were $86,723,223 for the six months ended June 30, 2019, compared to $83,842,192 for the six months ended June 30, 2018. The increase of $2,881,031 was primarily due to increases in average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly rents per unit increased from $1,153 as of June 30, 2018, to $1,189 as of June 30, 2019. We expect rental and other income to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $20,537,351 for the six months ended June 30, 2019, compared to $20,414,684 for the six months ended June 30, 2018. The increase of $122,667 was primarily due to increases in payroll and utility costs during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $13,024,583 for the six months ended June 30, 2019, compared to $11,647,883 for the six months ended June 30, 2018. The increase of $1,376,700 was due to increases in taxes as a result of increases in assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $12,331,606 for the six months ended June 30, 2019, compared to $11,623,381 for the six months ended June 30, 2018. The increase of $708,225 was primarily due to the increase in the reimbursement of software costs during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, and to a lesser extent from an increase in property management fees as a result of the increase in revenue. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $36,797,927 for the six months ended June 30, 2019, compared to $35,065,143 for the six months ended June 30, 2018. The increase of $1,732,784 was primarily due to the net increase in depreciable and amortizable assets of $20,099,118 since June 30, 2018, due to capital improvements. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2019, was $24,399,076, compared to $19,346,307 for the six months ended June 30, 2018. The increase of $5,052,769 was primarily due to the increase in the notes payable, net balance of $56,412,386 since June 30, 2018, due to financing incurred in connection with the refinancing of 21 multifamily properties and increases in LIBOR from June 30, 2018 to June 30, 2019, that impacted the interest rate on our variable rate loans. Included in interest expense is the amortization of deferred financing costs of $494,204 and $493,241, unrealized loss (gain) on derivative instruments of $199,723 and $(578,894), amortization of loan discount of $0 and $177,491 and credit facility commitment fees of $2,137 and $14,877 for the six months ended June 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the impact of changes to LIBOR, or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2019, was $41,609, compared to $0 for the six months ended June 30, 2018. These expenses consisted of deferred financing costs, net related to extinguishment of the line of credit during the six months ended June 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.

PART I — FINANCIAL INFORMATION (continued)

General and administrative expenses
General and administrative expenses for the six months ended June 30, 2019, were $3,943,353, compared to $2,709,066 for the six months ended June 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,234,287 was primarily due to the increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal costs incurred during the six months ended June 30, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Property Operations for the Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2018. As of June 30, 2019, 34 properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$43,214,828	$42,288,498	$926,330	2.2%
Operating expenses	19,031,263	17,947,290	1,083,973	6.0%
Net operating income	24,183,565	24,341,208	(157,643)	(0.6)%

Non-same-store properties:
Net operating income	—	—	—

Total Net operating income(1)	$24,183,565	$24,341,208	$(157,643)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2019, was $24,183,565, compared to $24,341,208 for the three months ended June 30, 2018. The 0.6% decrease in same-store net operating income was a result of a 2.2% increase in same-store rental revenues offset by a 6.0% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2019, were $43,214,828, compared to $42,288,498 for the three months ended June 30, 2018. The 2.2% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,153 as of June 30, 2018, to $1,189 as of June 30, 2019, as a result of ordinary monthly rent increases and monthly rent increases and the completion of value-enhancement projects, partially offset by a same-store occupancy decrease from 94.4% as of June 30, 2018, to 93.8% as of June 30, 2019.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2019, were $19,031,263, compared to $17,947,290 for the three months ended June 30, 2018. The increase in same-store operating expenses was primarily attributable to higher real estate taxes, general and administrative costs, payroll and insurance costs during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2019 and 2018 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,993,010)	$(8,946,178)	$(24,352,282)	$(16,964,272)
Fees to affiliates(1)	4,174,176	4,281,765	8,334,328	8,544,018
Depreciation and amortization	18,515,635	17,629,793	36,797,927	35,065,143
Interest expense	12,165,781	10,231,952	24,399,076	19,346,307
Loss on debt extinguishment	—	—	41,609	—
General and administrative expenses	2,062,769	1,330,544	3,943,353	2,709,066
Other gains(2)	(741,786)	(186,668)	(923,169)	(373,763)
Net operating income	$24,183,565	$24,341,208	$48,240,842	$48,326,499
____________________

PART I — FINANCIAL INFORMATION (continued)

(1)
Fees to affiliates for the three and six months ended June 30, 2019, exclude property management fees of $1,245,150 and $2,479,427 and other reimbursements of $846,632 and $1,517,851, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2018, exclude property management fees of $1,221,040 and $2,412,207 and other reimbursements of $323,898 and $667,156, respectively, that are included in NOI.

(2)	Other gains for the three and six months ended June 30, 2019 and 2018, includes non-recurring insurance claim recoveries and interest income that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(11,993,010)	$(8,946,178)	$(24,352,282)	$(16,964,272)
Depreciation of real estate assets	18,515,635	17,629,793	36,797,927	35,065,143
FFO	6,522,625	8,683,615	12,445,645	18,100,871
Acquisition fees and expenses(1)(2)	449,711	—	808,468	—
Unrealized loss (gain) on derivative instruments	20,107	(131,281)	199,723	(578,894)
Loss on debt extinguishment	—	—	41,609	—
MFFO	$6,992,443	$8,552,334	$13,495,445	$17,521,977
________________

PART I — FINANCIAL INFORMATION (continued)

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, acquisition fees and expenses are capitalized and depreciated under certain conditions. We elected to early adopt ASU 2017-01, but did not experience a material impact from adopting this new guidance. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three and six months ended June 30, 2019 and 2018 include acquisition expenses of $449,711 and $808,468 and $0 and $0, respectively, that did not meet the criteria for capitalization under ASU 2017-01 and are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2019, the fair value of our fixed rate debt was $740,989,248 and the carrying value of our fixed rate debt was $692,116,090. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar

PART I — FINANCIAL INFORMATION (continued)

type and remaining maturity if the loans were originated at June 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2019, the fair value of our variable rate debt was $355,217,634 and the carrying value of our variable rate debt was $358,094,751. Based on interest rates as of June 30, 2019, if interest rates are 100 basis points higher during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase by $3,661,855 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would decrease by $3,661,855.
At June 30, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.47% and 4.34%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.42% at June 30, 2019. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2019, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2019 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Our shares of common stock will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event. Therefore, it may be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, they will likely sell them at a substantial discount.

There is currently no public market for our shares and there may never be one. Moreover, investors should not rely on our share repurchase plan as a method to sell shares promptly because our share repurchase plan includes numerous restrictions that limit stockholders’ ability to sell shares to us, and our board of directors may amend, reduce or terminate our share repurchase plan upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. In particular, our board of directors amended and restated our share repurchase plan, to be effective on September 5, 2019, in connection with our announcement of the proposed SIR Merger and STAR III Merger. The amended and restated share repurchase plan, or Amended and Restated SRP, only provides stockholders with an opportunity to have their shares of common stock repurchased by us in connection with the death or qualifying disability of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. We will not make any share repurchases unless we have sufficient funds available for repurchase, which could include other operating funds that may be authorized by our board of directors, and the applicable quarterly limitations described in the Amended & Restated SRP have not been reached, and to the extent the total number of shares for which repurchase is requested does not exceed 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. Our board of directors may reject any request for repurchase of shares. Therefore, stockholders may not have the opportunity to make a repurchase request under the Amended & Restated SRP and stockholders may not be able to sell any of their shares of common stock back to us pursuant to the Amended & Restated SRP. Moreover, if stockholders are able to sell their shares back to us, it may not be for the same price they paid for the shares of common stock being repurchased. In the event the mergers are consummated, we expect to communicate the terms of the combined company’s share repurchase plan, which will be determined by the board of directors at a future time. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.

In the future, our board of directors may consider various forms of liquidity, each of which is referred to as a liquidity event, including, but not limited to: (1) dissolution and winding up our assets; (2) merger or sale of all or substantially all of our assets; or (3) the listing of shares on a national securities exchange. However, because our charter does not require us to pursue a liquidity event by a specified date, investors should be prepared to hold your shares for an indefinite period of time.

Completion of each merger is subject to many conditions and if these conditions are not satisfied or waived, such merger will not be completed.

The SIR Merger Agreement and the STAR III Merger Agreement each are subject to many conditions that must be satisfied or waived in order to complete the respective mergers. The mutual conditions of the parties to each merger agreement include, among others: (i) the approval of the merger and respective charter amendments with SIR and STAR III by the holders of a majority of the outstanding shares of SIR common stock or STAR III common stock, as applicable; (ii) the absence of any law or order that would prohibit, restrain, enjoin, or make illegal either merger or any of the transactions contemplated by either merger agreement; and (iii) the receipt of all consents, authorizations, orders or approvals of each governmental authority necessary for the consummation of each merger and the other transactions contemplated by each merger agreement. In addition, each party’s obligation to consummate the SIR Merger or the STAR III Merger, as applicable, is subject to certain other conditions, including, among others: (y) the accuracy of the other party’s representations and warranties (subject to customary

PART II — OTHER INFORMATION (continued)

materiality qualifiers and other customary exceptions); and (z) the other party’s compliance with its covenants and agreements contained in the respective merger agreement.

There can be no assurance that the conditions to closing of each merger will be satisfied or waived or that each merger will be completed. Failure to consummate either merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we incurred, and will incur additional, transaction costs, regardless of whether each proposed merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed mergers, whether or not each closes, will divert the attention of certain management and other key employees of our affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

The mergers and the other transactions contemplated by the merger agreements are subject to approval by stockholders of SIR and STAR III, respectively.

In order for the mergers to be completed, SIR and STAR III’s stockholders, respectively, must approve the SIR Merger and the STAR III Merger, and the respective charter amendments to delete certain provisions regarding roll-up transactions. which requires the affirmative vote of holders of a majority of the outstanding shares of SIR’s common stock and STAR III’s common stock, as applicable, at the special meeting of SIR stockholders and STAR III stockholders. If each required vote is not obtained by April 30, 2020, the mergers may not be consummated.

There may be unexpected delays in the consummation of the mergers.

The mergers are each expected to close during the first quarter of 2020, assuming that all of the conditions in the respective merger agreements are satisfied or waived. The SIR Merger Agreement and the STAR III Merger Agreement provide that either we or, as applicable, SIR or STAR III may terminate the SIR Merger Agreement or the STAR III Merger Agreement if each respective merger has not occurred by April 30, 2020. Certain events may delay the consummation of each merger. Some of the events that could delay the consummation of the each merger includes difficulties in obtaining the approval of the SIR stockholders or the STAR III stockholders, as applicable, or satisfying the other closing conditions to which each merger is subject.

Development and construction risks could affect our profitability.

We intend to develop multifamily properties. These activities can include lengthy planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in our markets. We may experience an increase in costs associated with trade disruptions and tariffs. We may abandon opportunities (including land that we have optioned for purchase) that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities. The occupancy rates and rents at a property may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties. We may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities and impairment charges.

PART II — OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act.

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2019	97,417	—	$—	(4)
May 2019	183,346	135,885	14.72	(4)
June 2019	74,844	—	—	(4)
	355,607	135,885
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At June 30, 2019, we had $2,000,000, representing 135,389 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 31, 2019.

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

(3)	From inception through June 30, 2019, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

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
2.1
Agreement and Plan of Merger, dated as of August 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P., SI Subsidiary, LLC, Steadfast Income REIT, Inc. and Steadfast Income REIT Operating Partnership, L.P. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

2.2
Agreement and Plan of Merger, dated as of August  5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P., SIII Subsidiary, LLC, Steadfast Apartment REIT III, Inc. and Steadfast Apartment REIT III Operating Partnership, L.P. (included as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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
10.1
Amended and Restated STAR Advisory Agreement, dated as of August 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

99.1
Amended and Restated Share Repurchase Plan (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

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

Steadfast Apartment REIT, Inc.

Date:	August 13, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)