Form 10-Q
period 2019-09-30
Steadfast Apartment REIT, Inc.
filed 2019-11-08
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2019, there were 52,505,445 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$161,613,722	$161,613,722
Building and improvements	1,401,105,029	1,381,769,664
Total real estate held for investment, cost	1,562,718,751	1,543,383,386
Less accumulated depreciation and amortization	(268,924,964)	(214,231,416)
Total real estate held for investment, net	1,293,793,787	1,329,151,970
Real estate held for development	4,305,247	—
Real estate held for sale, net	—	27,487,772
Total real estate, net	1,298,099,034	1,356,639,742
Cash and cash equivalents	74,816,801	58,880,007
Restricted cash	47,261,216	13,858,768
Rents and other receivables	1,849,239	1,836,406
Other assets	4,174,228	2,923,725
Total assets	$1,426,200,518	$1,434,138,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$32,023,162	$31,389,375
Notes Payable, net:
Mortgage notes payable, net	551,806,409	502,143,306
Credit facilities, net	548,358,514	548,012,437
Total notes payable, net	1,100,164,923	1,050,155,743
Distributions payable	3,873,086	3,953,499
Due to affiliates	2,677,408	1,711,168
Liabilities related to real estate held for sale	—	940,903
Total liabilities	1,138,738,579	1,088,150,688
Commitments and contingencies (Note 9)
Redeemable common stock	1,182,360	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 52,341,643 and 51,723,801 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	523,416	517,238
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	10
Additional paid-in capital	694,224,617	684,140,823
Cumulative distributions and net losses	(408,468,464)	(338,670,111)
Total stockholders’ equity	286,279,579	345,987,960
Total liabilities and stockholders’ equity	$1,426,200,518	$1,434,138,648

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$43,962,752	$42,791,623	$129,166,798	$125,428,614
Other income	536,512	363,756	2,055,689	1,568,957
Total revenues	44,499,264	43,155,379	131,222,487	126,997,571
Expenses:
Operating, maintenance and management	11,788,068	11,413,882	32,325,417	31,828,565
Real estate taxes and insurance	6,086,781	5,581,414	19,111,364	17,229,297
Fees to affiliates	6,917,303	9,626,258	19,248,909	21,249,639
Depreciation and amortization	18,632,477	17,855,195	55,430,404	52,920,337
Interest expense	12,562,978	12,273,389	36,962,055	31,619,697
Loss on debt extinguishment	—	4,975,497	41,609	4,975,497
General and administrative expenses	2,230,541	2,101,075	6,173,895	4,810,141
Total expenses	58,218,148	63,826,710	169,293,653	164,633,173
Loss before other income	(13,718,884)	(20,671,331)	(38,071,166)	(37,635,602)
Other income:
Gain on sale of real estate, net	3,329,078	—	3,329,078	—
Total other income	3,329,078	—	3,329,078	—
Net loss	$(10,389,806)	$(20,671,331)	$(34,742,088)	$(37,635,602)
Loss per common share — basic and diluted	$(0.20)	$(0.40)	$(0.67)	$(0.74)
Weighted average number of common shares outstanding — basic and diluted	52,279,878	51,422,384	52,096,357	51,198,919

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2019	52,142,845	$521,428	1,000	$10	$690,921,687	$(386,218,653)	$305,224,472
Issuance of common stock	334,187	3,342	—	—	5,290,186	—	5,293,528
Repurchase of common stock	(135,389)	(1,354)	—	—	(1,998,646)	—	(2,000,000)
Distributions declared ($0.227 per share of common stock)	—	—	—	—	—	(11,860,005)	(11,860,005)
Amortization of stock-based compensation	—	—	—	—	11,390	—	11,390
Net loss	—	—	—	—	—	(10,389,806)	(10,389,806)
BALANCE, September 30, 2019	52,341,643	$523,416	1,000	$10	$694,224,617	$(408,468,464)	$286,279,579

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	51,723,801	$517,238	1,000	$10	$684,140,823	$(338,670,111)	$345,987,960
Issuance of common stock	1,028,077	10,280	—	—	16,040,510	—	16,050,790
Repurchase of common stock	(410,235)	(4,102)	—	—	(5,995,898)	—	(6,000,000)
Distributions declared ($0.673 per share of common stock)	—	—	—	—	—	(35,056,265)	(35,056,265)
Amortization of stock-based compensation	—	—	—	—	39,182	—	39,182
Net loss	—	—	—	—	—	(34,742,088)	(34,742,088)
BALANCE, September 30, 2019	52,341,643	$523,416	1,000	$10	$694,224,617	$(408,468,464)	$286,279,579

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, July 1, 2018	51,262,810	$512,628	1,000	$10	$676,854,459	$(283,152,381)	$394,214,716
Issuance of common stock	380,849	3,809	—	—	5,701,615	—	5,705,424
Repurchase of common stock	(142,393)	(1,424)	—	—	(1,998,576)	—	(2,000,000)
Distributions declared ($0.227 per share of common stock)	—	—	—	—	—	(11,664,156)	(11,664,156)
Amortization of stock-based compensation	—	—	—	—	33,043	—	33,043
Net loss	—	—	—	—	—	(20,671,331)	(20,671,331)
BALANCE, September 30, 2018	51,501,266	$515,013	1,000	$10	$680,590,541	$(315,487,868)	$365,617,696

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2018	50,842,640	$508,426	1,000	$10	$633,186,743	$(243,389,996)	$390,305,183
Issuance of common stock	1,147,631	11,477	—	—	17,163,887	—	17,175,364
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(489,005)	(4,890)	—	—	(6,881,326)	—	(6,886,216)
Distributions declared ($0.673 per share of common stock)	—	—	—	—	—	(34,462,270)	(34,462,270)
Amortization of stock-based compensation	—	—	—	—	60,721	—	60,721
Net loss	—	—	—	—	—	(37,635,602)	(37,635,602)
BALANCE, September 30, 2018	51,501,266	$515,013	1,000	$10	$680,590,541	$(315,487,868)	$365,617,696

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(34,742,088)	$(37,635,602)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,430,404	52,920,337
Loss on disposal of buildings and improvements	150,978	211,742
Amortization of deferred financing costs	750,751	762,658
Amortization of stock-based compensation	39,182	60,721
Change in fair value of interest rate cap agreements	223,867	(641,013)
Gain on sale of real estate	(3,329,078)	—
Amortization of loan discount	—	207,074
Loss on debt extinguishment	41,609	4,975,497
Insurance claim recoveries	(706,654)	(331,716)
Changes in operating assets and liabilities:
Rents and other receivables	(87,831)	(136,231)
Other assets	(799,448)	(351,980)
Accounts payable and accrued liabilities	1,014,193	5,900,772
Due to affiliates	807,450	(206,276)
Net cash provided by operating activities	18,793,335	25,735,983
Cash Flows from Investing Activities:
Acquisition of real estate held for development	(2,158,815)	—
Additions to real estate investments	(19,206,964)	(13,049,961)
Additions to real estate held for development	(1,789,630)	—
Escrow deposits for pending real estate acquisitions	(700,100)	—
Capitalized acquisition costs related to mergers	(10,471)	—
Purchase of interest rate cap agreements	(18,000)	(43,200)
Net proceeds from sale of real estate investments	29,944,301	—
Proceeds from settlement of interest rate cap agreements	—	270,000
Proceeds from insurance claims	781,654	331,716
Net cash provided by (used in) investing activities	6,841,975	(12,491,445)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	126,121,000	160,850,000
Principal payments on mortgage notes payable	(76,105,725)	(611,223,676)
Borrowings from credit facilities	—	562,669,000
Principal payments on credit facilities	—	(56,000,000)
Payments of commissions on sale of common stock	(172,278)	(173,111)
Payment of loan financing deposits	(254,722)	—
Payment of deferred financing costs	(798,455)	(4,538,261)
Payment of debt extinguishment costs	—	(1,019,491)
Distributions to common stockholders	(19,085,888)	(17,364,466)
Repurchase of common stock	(6,000,000)	(6,886,216)
Net cash provided by financing activities	23,703,932	26,313,779
Net increase in cash, cash equivalents and restricted cash	49,339,242	39,558,317
Cash, cash equivalents and restricted cash, beginning of the period	72,738,775	38,667,705
Cash, cash equivalents and restricted cash, end of the period	$122,078,017	$78,226,022

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $49,068 and $0 for the nine months ended September 30, 2019 and 2018, respectively	$36,328,593	$30,062,317
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$3,873,086	$3,809,169
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$16,050,790	$17,175,364
Redeemable common stock	$1,182,360	$—
Redemptions payable	$817,640	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$729,005	$189,223
Due to affiliates from additions to real estate investments	$62,159	$50,519
Accounts payable & accrued liabilities from capitalized acquisition costs related to the proposed mergers	$503,041	$—
Accounts payable & accrued liabilities from additions to real estate held for development	$41,434	$—
Due to affiliates for commissions on sale of common stock	$127,673	$356,814
Restricted cash held as substitution deposit for MCFA from proceeds from sale of real estate investments	$17,514,055	$—
Operating lease right-of-use asset,net	$3,462	$—
Operating lease liabilities, net	$4,989	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2019, the Company owned 33 multifamily properties comprising a total of 11,455 apartment homes and one parcel of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Public Offering, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of September 30, 2019, the Company had issued 53,949,748 shares of common stock for gross offering proceeds of $804,390,765, including 6,335,721 shares of common stock issued pursuant to the DRP for gross offering proceeds of $93,955,886.
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
The business of the Company is externally managed by the Advisor, pursuant to the Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. The current term of the Advisory Agreement expires on December 13, 2020. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into the Limited Partnership Agreement of Steadfast Apartment REIT Operating Partnership L.P. on September 3, 2013 (as amended, the “Partnership Agreement”). Steadfast Apartment REIT Limited Partner, LLC made a $1,000 capital contribution to the Operating Partnership as the initial limited partner.
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
Pending Mergers with Steadfast Income REIT, Inc. and Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company entered into the Merger Agreements (as defined herein) to acquire each of Steadfast Income REIT, Inc. (“SIR”) and Steadfast Apartment REIT III, Inc. (“STAR III”), which are public non-traded REITs sponsored by the Sponsor. As described in greater detail below, both pending mergers are stock-for-stock transactions whereby each of SIR and STAR III will be merged with and into a wholly-owned subsidiary of the Company. The consummation of the Company’s merger with SIR is not contingent upon the completion of the Company’s merger with STAR III, and the consummation of the Company’s merger with STAR III is not contingent upon the completion of the Company’s merger with SIR.
Proposed SIR Merger
On August 5, 2019, the Company, SIR, the Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SI Subsidiary, LLC, a wholly-owned subsidiary of the Company (the “SIR Merger Sub”) entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub (the “SIR Merger”), with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law (“MGCL”) the separate existence of SIR shall cease.
At the effective time of the SIR Merger and subject to the terms and conditions of the SIR Merger Agreement, each issued and outstanding share of SIR’s common stock (or a fraction thereof), $0.01 par value per share (the “SIR Common Stock”), will be converted into the right to receive 0.5934 shares of the Company’s common stock.
The obligations of each party to consummate the SIR Merger are subject to a number of conditions, including receipt of the approval of the SIR Merger and of an amendment to SIR’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of SIR Common Stock.
Proposed STAR III Merger
On August 5, 2019, the Company, STAR III, the Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company, (the “STAR III Merger Sub,”) entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement” and together with the SIR Merger Agreement, the “Merger Agreements”). Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into the STAR III Merger Sub (the “STAR III Merger”), with STAR III Merger Sub

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL the separate existence of STAR III shall cease.
At the effective time of the STAR III Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of STAR III’s common stock (or a fraction thereof), $0.01 par value per share (the “STAR III Common Stock”), will be converted into the right to receive 1.430 shares of the Company’s common stock.
The obligations of each party to consummate the STAR III Merger are subject to a number of conditions, including receipt of the approval of the STAR III Merger and of an amendment to STAR III’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of STAR III Common Stock.
Combined Company
The combined company after the STAR III Merger and/or the SIR Merger will retain the name “Steadfast Apartment REIT, Inc.” The mergers are each intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
September 30, 2019
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$1,902	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$207,769	$—
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2019 and December 31, 2018, the fair value of the notes payable was $1,129,952,413 and $1,042,358,884, respectively, compared to the carrying value of $1,100,164,923 and $1,050,155,743, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash is placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of September 30, 2019, the Company had a restricted cash balance of $47,261,216, which includes $19,714,500 in allocated loan amounts held by the lender of the Company’s master credit facility and $12,382,678 of cash proceeds from the sale of one property that are being held by qualified intermediaries as of September 30, 2019. As of December 31, 2018, the Company had a restricted cash balance of $13,858,768, which consisted primarily of real estate tax impounds. In connection with the property sale, the Company was required to deposit $19,714,500, as substitution for the loan amount allocated in the Company’s master credit facility to the sold property, $17,514,055 of which was funded from proceeds from the sale of the property. For more information on the Company’s master credit facility, see Note 5 (Debt).

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	September 30,
	2019	2018
Cash and cash equivalents	$74,816,801	$62,267,700
Restricted cash	47,261,216	15,958,322
Total cash, cash and cash equivalents and restricted cash	$122,078,017	$78,226,022
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three and nine months ended September 30, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2019 through September 30, 2019.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2019, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively. During the three and nine months ended September 30, 2018, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively.
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
September 30, 2019
(unaudited)

The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in our consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental income (presentation prior to January 1, 2019)	$38,226,188	$112,776,421
Tenant reimbursements(1) (presentation prior to January 1, 2019)	4,565,435	12,652,193
Rental income (presentation effective January 1, 2019)	$42,791,623	$125,428,614
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
September 30, 2019
(unaudited)

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
The Company recognized $43,962,752 and $129,166,798 of rental income related to operating lease payments, of which $4,740,396 and $13,150,831 was for variable lease payments for the three and nine months ended September 30, 2019, respectively.
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
The SEC’s Disclosure Update and Simplification rule (Release 33-10532) amends the interim financial statement requirements to require a reconciliation of changes in stockholder’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

X. As a result, registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The rule does not prescribe the format of the presentation as long as the appropriate periods are provided. Per a Compliance and Disclosure Interpretation (Q 105.09, Exchange Act Forms, 10-Q), “the amendments are effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the staff would not object if the filer’s first presentation of the changes in the shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments.” This allowed the Company to adopt the amendment for the Company’s first quarter 2019 filing. The Company first adopted this guidance in the three months ended March 31, 2019, by presenting a reconciliation of changes in stockholders’ equity for the current and prior period as a separate statement.
3.          Real Estate
As of September 30, 2019, the Company owned 33 multifamily properties comprising a total of 11,455 apartment homes and one parcel of land held for the development of apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,471,571,997, including development costs. As of September 30, 2019 and December 31, 2018, the Company’s portfolio was approximately 94.4% and 93.9% occupied and the average monthly rent was $1,190 and $1,163, respectively.
As of September 30, 2019 and December 31, 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	September 30, 2019
	Assets
	Land	Building and Improvements(1)	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$161,613,722	$1,401,105,029	$1,562,718,751	$4,305,247	$—
Less: Accumulated depreciation and amortization	—	(268,924,964)	(268,924,964)	—	—
Net investments in real estate and related lease intangibles	$161,613,722	$1,132,180,065	$1,293,793,787	$4,305,247	$—
____________________

(1)
During the three and nine months ended September 30, 2019, the Company capitalized $513,512 of costs related to the pending mergers with SIR and STAR III, included in building and improvements in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$161,613,722	$1,381,769,664	$1,543,383,386	$—	$31,928,519
Less: Accumulated depreciation and amortization	—	(214,231,416)	(214,231,416)	—	(4,440,747)
Net investments in real estate and related lease intangibles	$161,613,722	$1,167,538,248	$1,329,151,970	$—	$27,487,772
Total depreciation and amortization expense was $18,632,477 and $55,430,404 for the three and nine months ended September 30, 2019, respectively, and $17,855,195 and $52,920,337 for the three and nine months ended September 30, 2018, respectively.
Depreciation of the Company’s buildings and improvements was $18,631,573 and $55,429,500 for the three and nine months ended September 30, 2019, respectively, and $17,855,195 and $52,920,337 for the three and nine months ended September 30, 2018, respectively.
Real Estate Under Development
During the nine months ended September 30, 2019, the Company acquired the following land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station	Murfreesboro, TN	5/30/2019	$2,469,183	$1,836,063	$4,305,246
Capitalized Acquisition Costs Related to the Pending Mergers with SIR and STAR III
The SIR Merger and STAR III Merger are each accounted for as an asset acquisition. In accordance with the asset acquisition method of accounting, costs incurred to acquire the asset are capitalized as part of the acquisition price. Upon signing both the SIR Merger Agreement and the STAR III Merger Agreement on August 5, 2019, the SIR Merger and STAR III Merger were considered probable of occurring, at which point the Company began to capitalize the merger related acquisition costs to building and improvements in the accompanying consolidated balance sheets. Prior to such date, the merger related acquisition costs were expensed to general and administrative expenses in the accompanying consolidated statements of operations.
Operating Leases
As of September 30, 2019, the Company’s real estate portfolio comprised 11,455 residential apartment homes and was 96.4% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,329,563 and $4,130,860 as of September 30, 2019 and December 31, 2018, respectively.
At September 30, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
2019 Dispositions
Randall Highlands Apartments
On March 31, 2015, the Company, through an indirect wholly-owned subsidiary, acquired Randall Highlands Apartments, a multifamily property located in North Aurora, Illinois, containing 146 apartment homes. The purchase price of Randall Highlands Apartments was $32,115,000, exclusive of closing costs. On September 26, 2019, the Company sold Randall Highlands Apartments for $31,000,000, resulting in a gain of $3,329,078, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Randall Highlands Apartments was not affiliated with the Company or the Advisor.
The results of operations for the three and nine months ended September 30, 2019 and 2018, through the date of sale for Randall Highlands Apartments, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$789,589	$815,168	$2,366,420	$2,314,405
Other income	1,041	1,072	4,754	8,635
Total revenues	790,630	816,240	2,371,174	2,323,040
Expenses:
Operating, maintenance and management	199,831	177,373	529,200	508,808
Real estate taxes and insurance	169,267	209,923	571,248	577,792
Fees to affiliates	36,135	33,012	103,855	88,769
Depreciation and amortization	96,270	303,428	709,579	904,845
Interest expense	—	75,800	—	484,049
Loss on debt extinguishment	—	184,527	—	184,527
General and administrative expenses	1,656	2,602	9,407	7,524
Total expenses	$503,159	$986,665	$1,923,289	$2,756,314

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

4.          Other Assets
As of September 30, 2019 and December 31, 2018, other assets consisted of:

	September 30, 2019	December 31, 2018
Prepaid expenses	$1,148,875	$1,690,959
Interest rate cap agreements (Note 10)	1,902	207,769
Escrow deposits for pending real estate acquisitions	500,100	100,000
Other deposits	2,502,717	924,997
Operating lease right-of-use assets, net	20,634	—
Other assets	$4,174,228	$2,923,725

Amortization of the Company’s operating lease right-of-use asset for the three and nine months ended September 30, 2019, was $904 and $904, respectively. Amortization of the Company’s operating lease right-of-use asset for the three and nine months ended September 30, 2018, was $0 and $0, respectively.
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net, secured by real property as of September 30, 2019 and December 31, 2018.

	September 30, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	6	12/1/2024 - 9/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	3.99%	$202,046,000
Fixed rate	10	7/1/2025 - 5/1/2054	3.36%	4.60%	4.11%	353,528,608
Mortgage notes payable, gross	16				4.07%	555,574,608
Deferred financing costs, net(2)						(3,768,199)
Mortgage notes payable, net						$551,806,409

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.53%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,127,333
Mortgage notes payable, gross	15				4.49%	505,559,333
Deferred financing costs, net(2)						(3,416,027)
Mortgage notes payable, net						$502,143,306
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2)	Accumulated amortization related to deferred financing costs as of September 30, 2019 and December 31, 2018 was $2,048,573 and $1,602,290, respectively.
Stoneridge Farms Financing
On July 30, 2019, one of the Company’s indirect wholly-owned subsidiaries entered into a loan agreement with Berkeley Point Capital LLC, d/b/a Newmark Knight Frank (“Berkeley Point”), for the principal amount of $45,711,000. The loan agreement provides for a term loan with a maturity date of August 1, 2029, unless the maturity date is accelerated pursuant to the loan agreement’s terms. The loan accrues interest at a fixed rate of 3.36% per annum. The entire outstanding principal balance and any accrued and unpaid interest on the loan is due on the maturity date. Interest only payments on the loan are payable monthly in arrears on specified dates as set forth in the loan agreement and interest and principal payments are due beginning September 1, 2024. Monthly payments are due and payable on the first day of each month, commencing September  1, 2019. The loan is secured by Stoneridge Farms, a 336-unit property located in Smyrna, Tennessee. The Company paid $228,555 in loan origination fees to Berkeley Point in connection with the financing, and paid the Advisor a loan coordination fee of $342,833.
Refinancing Transactions
On September 27, 2019, the Company, through its wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), refinanced $75,386,000 of existing variable rate loans with its existing lender, PNC Bank, National Association (“PNC Bank”) with new fixed rate Freddie Mac loans in an aggregate principal amount of $80,410,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments are payable monthly through November 1, 2024, with interest and principal payments due monthly thereafter. The Borrowers paid $301,538 in the aggregate in loan origination fees to PNC Bank in connection with the refinancing, and the Advisor earned loan coordination fees of $200,000. The refinancing transactions are treated as loan modifications in accordance with ASC 470 Debt, with lender direct expenses capitalized as deferred financing costs in mortgage notes payable, net in the accompanying consolidated balance sheets and third-party loan fees expensed in interest expense in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The following is a summary of the refinancing of mortgage notes payable secured by real property during the three months ended September 30, 2019:

Property	Closing Date	Lender	Interest Rate	Loan Amount
Delano at North Richland Hills	9/27/2019	PNC Bank	3.56%	$32,159,000
Lakeside at Coppell	9/27/2019	PNC Bank	3.56%	48,251,000
				$80,410,000
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
CME Loans
Additionally, on the Closing Date, five of the Company’s indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $131,318,742 and entered into new loan agreements with PNC Bank for an aggregate principal amount of $160,850,000. Each loan agreement provides for a term loan, a (“CME Loan” and, collectively, the “CME Loans”), with a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the loan terms. Each CME Loan accrues interest at a fixed rate of 4.43% per annum. The entire outstanding principal balance and any accrued and unpaid interest on each of the CME Loans are due on the maturity date. Interest only payments on the CME Loans are payable monthly in arrears on specified dates as set forth in each loan agreement and interest and principal payments are due beginning September 1, 2023. Monthly payments are due and payable on the first day of each month, commencing September 1, 2018. The Company paid $643,400 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and paid the Advisor a loan coordination fee of $804,250.
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
September 30, 2019
(unaudited)

Agreement) plus 0.60%, or (2) a rate per annum fixed for the applicable LIBOR Interest Period (as defined in the LOC Loan Agreement) equal to the sum of LIBOR plus 1.60%. The Company terminated the Line of Credit on January 9, 2019.
As of September 30, 2019 and December 31, 2018, the advances obtained and certain financing costs incurred under the MCFA and Line of Credit, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	September 30, 2019	December 31, 2018
Principal balance on Line of Credit, gross(1)	$—	$—
Principal balance on MCFA, gross	551,669,000	551,669,000
Deferred financing costs, net on MCFA(2)	(3,310,486)	(3,612,316)
Deferred financing costs, net on Line of Credit(3)	—	(44,247)
Credit facilities, net	$548,358,514	$548,012,437
___________

(1)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2019 and December 31, 2018, was $730,471 and $428,641, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of September 30, 2019 and December 31, 2018, was $0 and $280,753, respectively.
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2019:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter
Principal payments on outstanding debt (1)	$1,107,243,608	$247,221	$1,142,443	$4,327,459	$4,412,236	$5,231,961	$1,091,882,288
______________

(1)
Projected principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. At September 30, 2019, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2019, the Company incurred interest expense of $12,562,978 and $36,962,055, respectively. Interest expense for the three and nine months ended September 30, 2019, includes amortization of deferred financing costs of $256,547 and $750,751, net unrealized losses from the change in fair value of interest rate cap agreements of $24,144 and $223,867 and credit facility commitment fees of $0 and $2,137, net of capitalized interest of $49,068 and $49,068, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

For the three and nine months ended September 30, 2018, the Company incurred interest expense of $12,273,389 and $31,619,697, respectively. Interest expense for the three and nine months ended September 30, 2018, includes amortization of deferred financing costs of $269,417 and $762,658, net unrealized gains from the change in fair value of interest rate cap agreements of $62,119 and $641,013, credit facility commitment fees of $16,101 and $30,978, loan fees associated with mortgage notes refinancing of $566,048 and $587,520 and loan discount amortization of $29,582 and $207,074, respectively.
Interest expense of $3,664,971 and $4,006,127 was payable as of September 30, 2019 and December 31, 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
6.         Stockholders’ Equity
 General
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,999,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of convertible stock with a par value of $0.01 per share and 100,000,000 shares of preferred stock with a par value of $0.01 per share.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Public Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of September 30, 2019, the Company had issued 53,949,748 shares of common stock for offering proceeds of $719,553,631, including 6,335,721 shares of common stock issued pursuant to the DRP for total proceeds of $93,955,886, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The issuance and vesting activity for the nine months ended September 30, 2019 and year ended December 31, 2018, for the restricted stock issued to the Company’s independent directors were as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	—	4,998
Vested shares	(3,749)	(4,998)
Nonvested shares at the end of the period	3,748	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the nine months ended September 30, 2019 and year ended December 31, 2018 was as follows:

Grant Year	Weighted Average Fair Value
2018	$15.18
2019	n/a
Included in general and administrative expenses is $11,390 and $39,182 for the three and nine months ended September 30, 2019, and $33,044 and $60,721 for the three and nine months ended September 30, 2018, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $51,076. The weighted average remaining term of the restricted common stock was approximately 1.2 years as of September 30, 2019. As of September 30, 2019, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2019 and December 31, 2018, no shares of the Company’s preferred stock were issued and outstanding.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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
In connection with the proposed SIR Merger and STAR III Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and will apply with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP will continue to be limited to $2,000,000 per quarter. The Company expects that the board of directors of the Combined Company will determine the terms of the share repurchase plan at a later date following consummation of the SIR Merger and STAR III Merger.
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of September 30, 2019 and 2018, the Company had outstanding and unfulfilled repurchase requests of 55,166 (pursuant to the Amended & Restated SRP) and 142,393 shares of common stock, respectively, and recorded

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

$817,640 and $2,000,000, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the October 31, 2019 and 2018 repurchase dates.
During the three and nine months ended September 30, 2019, the Company repurchased a total of 135,389 and 410,234 shares with a total repurchase value of $2,000,000 and $6,000,000, and received requests for repurchases of 55,301 and 851,817 shares with a total repurchase value of $819,634 and $12,443,570, respectively.
During the three and nine months ended September 30, 2018, the Company repurchased a total of 142,393 and 489,003 shares with a total repurchase value of $2,000,000 and $6,886,216, and received requests for the repurchase of 837,351 and 1,378,877 shares with a total repurchase value of $11,690,162 and $19,165,825, respectively.
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
For the three and nine months ended September 30, 2019, the Company reclassified $1,182,360, net pursuant to the share repurchase plan from accounts payable and accrued liabilities to temporary equity. For the three and nine months ended September 30, 2018, the Company reclassified $0 and $37,028,102, net of $2,000,000 and $6,886,216 of fulfilled redemption requests, respectively, from temporary equity to permanent equity, which is included in additional paid-in capital on the accompanying consolidated balance sheets.
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
September 30, 2019
(unaudited)

meets the REIT qualification requirements, the Company generally will not be subject to federal income tax on the income that the Company distributes to its stockholders each year.
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002466 per day for each share of the Company’s common stock during each of the three and nine months ended September 30, 2019 and 2018, which, if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and nine months ended September 30, 2019, were $11,860,005 and $35,056,265, including $5,269,020 and $15,899,564, or 332,640 and 1,018,429 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2018, were $11,664,156 and $34,462,269, including $5,672,728 and $17,042,127, or 373,697 and 1,130,971 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2019 and December 31, 2018, $3,873,086 and $3,953,499 of distributions declared were payable, which included $1,709,602 and $1,860,828, or 107,929 shares and 122,584 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2019, the Company paid cash distributions of $6,550,164 and $19,085,888, which related to distributions declared for each day in the period from June 1, 2019 through August 31, 2019 and December 1, 2018 through August 31, 2019, respectively. Additionally, for the three and nine months ended September 30, 2019, 334,187 shares and 1,028,071 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,293,528 and $16,050,790, respectively. For the three and nine months ended September 30, 2019, the Company paid total distributions of $11,843,692 and $35,136,678, respectively.
For the three and nine months ended September 30, 2018, the Company paid cash distributions of $5,941,991 and $17,364,466, which related to distributions declared for each day in the period from June 1, 2018 through August 31, 2018 and December 1, 2017 through August 31, 2018, respectively. Additionally, for the three and nine months ended September 30, 2018, 375,851 shares and 1,142,634 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,705,424 and $17,175,364, respectively. For the three and nine months ended September 30, 2018, the Company paid total distributions of $11,647,415 and $34,539,830, respectively.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (earned) for the three and nine months ended September 30, 2019 and 2018, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of September 30, 2019 and December 31, 2018, are as follows:

	Incurred (Earned) For the		Incurred (Earned) For the		Payable (Prepaid) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$4,190,746	$4,282,469	$12,525,074	$12,826,487	$2,487	$55,865
Acquisition expenses(2)	5,933	—	98,594	—	—	—
Loan coordination fees(1)	542,833	3,562,595	542,833	3,562,595	200,000	—
Disposition fees(3)	310,000	—	310,000	—	310,000	—
Disposition transaction costs(3)	3,252	—	3,252	—	—	—
Property management:
Fees(1)	1,276,621	1,241,104	3,756,048	3,653,311	427,803	410,424
Reimbursement of onsite personnel(4)	3,937,443	3,947,855	11,441,579	11,164,448	1,240,363	768,107
Reimbursement of other(1)	907,103	540,090	2,424,954	1,207,246	49,272	41,989
Reimbursement of property operations(4)	28,519	25,118	78,261	71,761	—	—
Reimbursement of property G&A(2)	14,269	9,894	76,101	29,581	—	—
Other operating expenses(2)	493,915	326,867	1,322,066	867,968	257,651	93,740
Insurance proceeds(5)	—	—	—	—	—	(75,000)
Property insurance(6)	891,113	353,715	1,533,091	1,111,904	(500,727)	(101,573)
Rental revenue(7)	(14,745)	(6,840)	(44,235)	(6,840)	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees(8)	—	—	48,343	—	—	—
Acquisition expenses(9)	278,311	—	497,023	—	—	1,607
Capital expenditures(10)	—	—	—	7,295	—	—
Construction management:
Fees(10)	492,218	162,951	953,635	351,053	47,120	10,281
Reimbursement of labor costs(10)	117,871	224,473	379,176	724,860	15,038	29,203
Deferred financing costs(11)	3,594	18,923	3,594	18,923	—	—
Additional paid-in capital
Selling commissions	—	—	—	—	127,674	299,952
	$13,478,996	$14,689,214	$35,949,389	$35,590,592	$2,176,681	$1,534,595
_____________________

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(3)	Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

(5)	Included in other income in the accompanying consolidated statements of operations.

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

(7)	Included in rental income in the accompanying consolidated statements of operations.

(8)	Included in real estate held for development in the accompanying consolidated balance sheets.

(9)	Included in total real estate, net in the accompanying consolidated balance sheets.

(10)	Included in building and improvements in the accompanying consolidated balance sheets.

(11)	Included in notes payable, net in the accompanying consolidated balance sheets.
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
Loan Coordination Fee
The Company pays the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company pays the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, the Company and the Advisor agreed to a loan coordination fee of $100,000 per loan refinanced.
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. At September 30, 2019, the property management fee payable with respect to each property under the Property Management Agreements ranged from 2.50% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Development Services
In some instances, the Company may enter into a Development Services Agreement with Steadfast Multifamily Development, Inc., an affiliate of the Advisor, (the “Developer”), in connection with a development project, pursuant to which the Developer will receive a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Garrison Station development project that provided for a development fee equal to 4% of the hard and soft costs of the development project as specified in the Development Services Agreement. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery by the Developer to us of a certificate of occupancy. As of September 30, 2019, no amounts had been paid pursuant to the Development Services Agreement.
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
September 30, 2019
(unaudited)

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
As of September 30, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of September 30, 2019 and December 31, 2018, expects to pay trailing selling commissions of $127,674 and $299,952, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
Pending Mergers with Steadfast Income REIT and Steadfast Apartment REIT III
Amended and Restated Advisory Agreement
Concurrently with the entry into the Merger Agreements, the Company and the Advisor entered into the Amended and Restated STAR Advisory Agreement (the “Amended STAR Advisory Agreement”), which will become effective at the effective time of the earlier of the SIR Merger and STAR Merger. The Amended STAR Advisory Agreement amends the existing Advisory Agreement to lower certain fees and to change the form of consideration for the investment management fee so that such fees are paid 50% in cash and 50% in STAR common stock. Any acquisition fee, disposition fee or loan coordination fee payable to the Advisor will be 0.5% of the cost of investment, sales price or amount financed, as applicable. Any loan coordination fee related to non-acquisition financing or refinancing will be payable to the Advisor in the form of the Company’s common stock. In addition, the Amended STAR Advisory Agreement provides for a Subordinated Incentive Listing Fee, Subordinated Share of Net Sales Proceeds and Performance Fee (each as defined in the Amended STAR Advisory Agreement) to be payable to the Advisor in exchange for the redemption of the 1,000 shares of Convertible Stock currently owned by the Advisor.
Pursuant to the Merger Agreements, the Advisor may request to receive a new class of convertible stock in exchange for the Convertible Stock owned by the Advisor in lieu of the Subordinated Incentive Listing Fee, Subordinated Share of Net Sales Proceeds and Performance Fee provided for in the Amended STAR Advisory Agreement; provided that such request must be made prior to the consummation of either of the mergers.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

The Company recorded stock-based compensation expense of $11,390 and $39,182 for the three and nine months ended September 30, 2019 and $33,044 and $60,721 for the three and nine months ended September 30, 2018, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). The Company recorded an operating expense of $94,750 and $346,750 for the three and nine months ended September 30, 2019, and $235,750 and $353,250 for the three and nine months ended September 30, 2018, related to the independent directors’ annual retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, $94,750 and $151,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2019 and December 31, 2018:

September 30, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	10/1/2019 - 8/1/2021	One-Month LIBOR	11	$395,592,350	2.02%	3.46%	$1,902

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2019 - 8/1/2021	One-Month LIBOR	22	$713,237,850	2.52%	3.46%	$207,769
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2019, resulted in an unrealized loss of $24,144 and $223,867, respectively, and for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $62,119 and $641,013, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company acquired interest rate cap agreements of $18,000. During the three and nine months ended September 30, 2018, the Company acquired interest rate cap agreements of $43,200 and received settlement proceeds from interest rate cap agreements of $270,000. The fair value of the interest rate cap agreements of $1,902 and $207,769 as of September 30, 2019 and December 31, 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Subsequent Events
Distributions Paid
On October 1, 2019, the Company paid distributions of $3,873,086, which related to distributions declared for each day in the period from September 1, 2019 through September 30, 2019 and consisted of cash distributions paid in the amount of $2,163,484 and $1,709,602 in shares issued pursuant to the DRP.
On November 1, 2019, the Company paid distributions of $4,009,485, which related to distributions declared for each day in the period from October 1, 2019 through October 31, 2019 and consisted of cash distributions paid in the amount of $2,248,504 and $1,760,981 in shares issued pursuant to the DRP.
Shares Repurchased
On October 31, 2019, the Company repurchased 55,166 shares of its common stock for a total repurchase value of $817,640, or $14.79 per share, pursuant to the Company’s share repurchase plan.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

Refinancing Transactions
On October 1, 2019, the Company, through the indirect wholly-owned subsidiaries set out in the table below (each a “Borrower” and collectively, the “Borrowers”), refinanced $126,376,000 of existing variable rate loans with PNC Bank with new fixed rate Freddie Mac loans in an aggregate principal amount of $135,524,000 (the “Loans”). Each of the Loans has a ten year term, with interest only payments for the first five years. The Borrowers paid $508,215 in the aggregate in loan origination fees to PNC Bank in connection with the refinancings, and the Advisor earned a loan coordination fee of $400,000.

Property	Borrower	Closing Date	Lender	Loan Amount	Interest Rate
Meadows at N. Richland Hills	STAR Meadows, LLC	10/1/2019	PNC Bank	$26,888,000	3.56%
Park Valley	STAR Park Valley, LLC	10/1/2019	PNC Bank	49,100,000	3.56%
Peak View by Horseshoe Lake	STAR Horseshoe, LLC	10/1/2019	PNC Bank	38,421,000	3.56%
Reveal on Cumberland	STAR Cumberland, LLC	10/1/2019	PNC Bank	21,115,000	3.56%
				$135,524,000
Distributions Declared
On November 5, 2019, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for each record date in January 2020, February 2020 and March 2020 will be paid in February 2020, March 2020 and April 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Restricted Stock Grant
On November 6, 2019, the Company granted 1,666 shares of restricted common stock to each of its three independent directors upon their re-election to the Company’s board of directors at the 2019 annual meeting of stockholders.

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

•
completion of the proposed mergers described herein are subject to many conditions and if these conditions are not satisfied or waived, the mergers will not be completed, which could result in the expenditure of significant unrecoverable transaction costs;

•	failure to complete either of the mergers could negatively impact our future business and financial results;

•
the pendency of the mergers, including as a result of the restrictions on the operation of our business during the period between signing of the Merger Agreements (defined herein) and the completion of either merger, could adversely affect our business and operations;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

PART I — FINANCIAL INFORMATION (continued)

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As described in more detail below, we own and manage a diverse portfolio of 33 multifamily properties, located in the United States comprising a total of 11,455 apartment homes and one parcel of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
On December 30, 2013, we commenced an initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we have continued to offer shares of our common stock pursuant to our distribution reinvestment plan. As of September 30, 2019, we had sold 53,949,748 shares of common stock for gross proceeds of $804,390,765, including 6,335,721 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $93,955,886.
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

PART I — FINANCIAL INFORMATION (continued)

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
Proposed Merger with Steadfast Income REIT, Inc.

On August 5, 2019, we, Steadfast Income REIT, Inc., or SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SI Subsidiary, LLC, our wholly-owned subsidiary, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement. Subject to the terms and conditions of the SIR Merger Agreement, SIR will merge with and into SIR Merger Sub, or the SIR Merger, with SIR Merger Sub surviving the SIR Merger, such that following the SIR Merger, the surviving entity will continue as a wholly-owned subsidiary of ours. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR shall cease.

At the effective time of the SIR Merger and subject to the terms and conditions of the SIR Merger Agreement, each issued and outstanding share of SIR’s common stock (or a fraction thereof), $0.01 par value per share, or the SIR Common Stock, will be converted into the right to receive 0.5934 shares of our common stock.

The obligations of each party to consummate the SIR Merger are subject to a number of conditions, including receipt of the approval of the SIR Merger and of an amendment to SIR’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of SIR Common Stock.

Proposed Merger with Steadfast Apartment REIT III, Inc.

On August 5, 2019, we, Steadfast Apartment REIT III, Inc., or STAR, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, our wholly-owned subsidiary, or the STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement and together with the SIR Merger Agreement, the Merger Agreements. Subject to the terms and conditions of the STAR III Merger Agreement, STAR III will merge with and into STAR III Merger Sub, or the STAR III Merger, with STAR III Merger Sub surviving the STAR III Merger, such that following the STAR III Merger, the surviving entity will continue as a wholly-owned subsidiary of ours. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III shall cease.

At the effective time of the STAR III Merger and subject to the terms and conditions of the STAR III Merger Agreement, each issued and outstanding share of STAR III’s common stock (or a fraction thereof), $0.01 par value per share, or the STAR III Common Stock, will be converted into the right to receive 1.430 shares of our common stock.

The obligations of each party to consummate the STAR III Merger are subject to a number of conditions, including receipt of the approval of the STAR III Merger and of an amendment to STAR III’s charter to delete certain provisions regarding roll-up transactions by the holders of a majority of the outstanding shares of STAR III Common Stock.
For additional information on the SIR Merger and the STAR III Merger, see our Current Report on Form 8-K filed with the SEC on August 6, 2019.

Market Outlook
We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities in the multifamily sector. Home ownership rates are at near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, approximately 30% of Millennials are still living with their parents or are still in school. When they are employed, Millennials will likely rent moderate income apartments based upon an average

PART I — FINANCIAL INFORMATION (continued)

income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.
Our Real Estate Portfolio
As of September 30, 2019, we owned the 33 multifamily apartment communities and one parcel of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	94.9%	94.9%	$1,120	$996
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	93.5%	95.4%	981	971
3	Club at Summer Valley	Austin, TX	8/28/2014	260	21,500,000	(4)	95.0%	92.3%	926	913
4	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	95.1%	95.7%	961	918
5	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	94.5%	93.0%	1,341	1,282
6	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,613,028	93.0%	95.2%	1,086	1,035
7	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,486,587	95.6%	93.7%	1,402	1,349
8	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	93.8%	94.3%	1,209	1,153
9	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	92.2%	93.5%	1,186	1,113
10	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	94.6%	94.6%	892	865
11	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	21,638,579	96.4%	94.5%	1,130	1,104
12	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,586,593	96.2%	96.2%	1,152	1,130
13	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,253,459	93.9%	92.8%	1,046	991
14	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,653,083	95.0%	94.7%	1,004	979
15	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	94.4%	91.8%	1,185	1,150

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Units	Contract Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
16	Hearthstone at City Center	Aurora, CO	6/25/2015	360	$53,400,000	(4)	96.1%	92.2%	$1,253	$1,224
17	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	92.0%	93.0%	940	929
18	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	94.3%	94.0%	1,038	1,013
19	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,803,343	95.8%	94.3%	1,475	1,439
20	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	25,462,929	96.0%	93.7%	1,396	1,339
21	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,105,671	96.5%	95.0%	1,482	1,485
22	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,212,446	97.2%	95.2%	1,337	1,336
23	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,727,188	94.7%	94.0%	1,018	1,000
24	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,871,611	97.5%	94.6%	1,725	1,687
25	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,599,949	88.2%	91.4%	1,376	1,408
26	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	93.3%	95.5%	1,342	1,295
27	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	44,735,111	93.8%	92.9%	1,069	1,012
28	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	33,727,620	95.0%	94.1%	1,408	1,388
29	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,329,213	93.8%	93.8%	1,206	1,178
30	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	95.4%	95.9%	1,209	1,193
31	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.7%	95.9%	1,251	1,191
32	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	92.7%	90.4%	1,038	1,008
33	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	95.2%	94.6%	1,503	1,492
34	Garrison Station Development(5)	Murfreesboro, TN	5/30/2019	—	4,305,247	—	—%	—%	—	—
				11,455	$1,471,571,997	$551,806,410	94.4%	93.9%	$1,190	$1,163
________________

(1)	As of September 30, 2019, our portfolio was approximately 96.4% leased, calculated using the number of occupied and contractually leased units divided by total units.

(2)	Average monthly rent is based upon the effective rental income after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,310,487 related to the refinancings pursuant to our Master Credit Facility Agreement, or MCFA.

(4)	Properties secured under the terms of the MCFA.

(5)
We acquired the Garrison Station property (formerly known as Victory Station) on May 30, 2019, which included unimproved land, currently zoned as a Planned Unit Development, or PUD. The current zoning permits the development of the property into a multifamily community including 176 units of 1, 2 and 3-bedroom units with a typical unit mix for this market.

PART I — FINANCIAL INFORMATION (continued)

2019 Property Dispositions
Randall Highlands Apartments
On March 31, 2015, we, through an indirect wholly-owned subsidiary, acquired Randall Highlands Apartments, a multifamily property located in North Aurora, Illinois, containing 146 apartment homes. The purchase price of Randall Highlands Apartments was $32,115,000, exclusive of closing costs. On September 26, 2019, we sold Randall Highlands Apartments for $31,000,000, resulting in a gain of $3,329,078, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Randall Highlands Apartments was not affiliated with us or our advisor.
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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with our taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2019 and December 31, 2018, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2018.

PART I — FINANCIAL INFORMATION (continued)

Distributions
Our board of directors has historically declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We have and may in the future continue to declare distributions in excess of our cash flow from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Distributions declared (1) accrue daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the period during the nine months ended September 30, 2019, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of common stock.
The distributions declared and paid during the first, second, and third fiscal quarters of 2019, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Cash and Cash Equivalents	Net Cash Provided by Operating Activities
First Quarter 2019	$11,511,537	$0.222	$6,116,456	$5,378,566	$11,495,022	$2,276,063	$9,218,959	$2,276,063
Second Quarter 2019	11,684,723	0.224	6,419,268	5,378,696	11,797,964	8,905,513	2,892,451	8,905,513
Third Quarter 2019	11,860,005	0.227	6,550,164	5,293,528	11,843,692	7,611,759	4,231,933	7,611,759
	$35,056,265	$0.673	$19,085,888	$16,050,790	$35,136,678	$18,793,335	$16,343,343	$18,793,335
____________________

(1)	Distributions during the three and nine months ended September 30, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2019, we paid aggregate distributions of $11,843,692 and $35,136,678, including $6,550,164 and $19,085,888 of distributions paid in cash and 334,187 and 1,028,071 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,293,528 and $16,050,790, respectively. For the three and nine months ended September 30, 2019, our net loss was $10,389,806 and $34,742,088, we had funds from operations, or FFO, of $4,912,689 and $17,358,334 and net cash provided by operations of $7,611,759 and $18,793,335, respectively. For the three and nine months ended September 30, 2019, we funded $7,611,759 and $18,793,335, or 64% and 53%, and $4,231,933 and $16,343,343, or 36% and 47%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and from cash and cash equivalents, respectively. Since inception, of the $186,825,406 in total distributions paid through September 30, 2019, including shares issued pursuant to our distribution reinvestment plan, 68% of such amounts were funded from cash flow from operations, 12% were funded from proceeds from our refinancings, 11% were funded from net public offering proceeds and 9% were funded from cash and cash equivalents. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of September 30, 2019, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2019, our debt was approximately 62% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Articles of Amendment and Restatement, or the Charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	current unrestricted cash balance, which was $74,816,801 as of September 30, 2019;

•	various forms of secured and unsecured financing, including the financing of our unencumbered properties;

•	borrowings under master repurchase agreements;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
Stoneridge Farms Financing
On July 30, 2019, one of our indirect wholly-owned subsidiaries entered into a loan agreement with Berkeley Point Capital LLC, d/b/a Newmark Knight Frank, or Berkeley Point, for the principal amount of $45,711,000. The loan agreement provides for a term loan with a maturity date of August 1, 2029, unless the maturity date is accelerated pursuant to the loan agreement’s terms. The loan accrues interest at a fixed rate of 3.36% per annum. The entire outstanding principal balance and any accrued and unpaid interest on the loan is due on the maturity date. Interest only payments on the loan are payable monthly in arrears on specified dates as set forth in the loan agreement and interest and principal payments are due beginning September 1, 2024. Monthly payments are due and payable on the first day of each month, commencing September 1, 2019. The loan is secured by Stoneridge Farms, a 336-unit property located in Smyrna, Tennessee. The Company paid $228,555 in loan origination fees to Berkeley Point in connection with the financing, and paid our advisor a loan coordination fee of $342,833.
Refinancing Transactions
On September 27, 2019, we, through our wholly-owned subsidiaries, each a borrower and collectively, the borrowers, refinanced $75,386,000 of existing variable rate loans with our existing lender, PNC Bank, National Association, or PNC Bank, with new fixed rate Freddie Mac loans in an aggregate principal amount of $80,410,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments payable monthly through November 1, 2024, with interest and principal payments due monthly thereafter. The borrowers paid $301,538 in the aggregate in loan origination fees to PNC Bank in connection with the refinancing, and our advisor earned loan coordination fees of $200,000.
The following is a summary of the financing of mortgage notes payable secured by real property during the three months ended September 30, 2019:

Property	Closing Date	Lender	Interest Rate	Loan Amount
Delano at North Richland Hills	9/27/2019	PNC Bank	3.56%	$32,159,000
Lakeside at Coppell	9/27/2019	PNC Bank	3.56%	48,251,000
				$80,410,000
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

PART I — FINANCIAL INFORMATION (continued)

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
Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2019, net cash provided by operating activities was $18,793,335, compared to $25,735,983 for the nine months ended September 30, 2018. The change in net cash provided by operating activities is primarily due to the decrease in net loss and decrease in accounts payable and accrued liabilities, partially offset by increases in due to affiliates, other assets and the change in the fair value of interest rate cap agreements. We expect to continue to generate cash flows from operations as we complete our value-enhancement program.
Cash Flows Provided by (Used in) Investing Activities
During the nine months ended September 30, 2019, net cash provided by investing activities was $6,841,975, compared to $12,491,445 of net cash used during the nine months ended September 30, 2018. The increase in net cash provided by investing activities was primarily the result of the disposition of real estate investments and proceeds from insurance claims, offset by the increase in additions to real estate investments, acquisition of real estate held for development and increase in additions to real estate held for development during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Net cash used in investing activities during the nine months ended September 30, 2019, consisted of the following:

•	$2,158,815 of cash used for the acquisition of real estate held for development;

•	$19,206,964 of cash used for improvements to real estate investments;

•	$1,789,630 of cash used for additions to real estate held for development;

•	$700,100 of cash used for escrow deposits of pending real estate acquisitions;

•	$10,471 of cash used for capitalized acquisition costs related to the SIR Merger and STAR III Merger;

•	$18,000 of cash used to purchase interest rate cap agreements;

•	$29,944,301 of net proceeds from the sale of real estate investments; and

•	$781,654 of cash provided by proceeds from insurance claims.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was $23,703,932, and $26,313,779, respectively. The decrease in net cash provided by financing activities was primarily due to the decrease in proceeds from the issuance of mortgage notes payable and an increase in distributions paid to common stockholders during the nine months ended September 30, 2019 compared to the same prior year period, partially offset by a decrease in repurchases of common stock during the nine months ended September 30, 2019 compared to the same prior year period. Net cash used in financing activities during the nine months ended September 30, 2019, consisted of the following:

•
$48,962,098 of proceeds from the issuance of mortgage notes payable, net of $76,105,725 of principal payments on mortgage notes payable, $254,722 of cash deposited to finance loans and $798,455 of payments for deferred financing costs;

•	$172,278 of payments of commissions on sales of common stock;

PART I — FINANCIAL INFORMATION (continued)

•	$19,085,888 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $16,050,790; and

•	$6,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At September 30, 2019, our debt was approximately 62% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2018. Going forward, we expect that our borrowings will be approximately 55% to 60% of the value of our properties (after debt amortization) and other real estate-related assets. Under our Charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of September 30, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of September 30, 2019, we had indebtedness totaling $1,100,164,923, comprised of an aggregate principal amount of $1,107,243,608 and net deferred financing costs of $7,078,685. The following is a summary of our contractual obligations as of September 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$212,132,556	$11,907,768	$69,810,774	$44,587,536	$85,826,478
Principal payments on outstanding debt obligations(2)	1,107,243,608	247,221	5,469,902	9,644,197	1,091,882,288
Total	$1,319,376,164	$12,154,989	$75,280,676	$54,231,733	$1,177,708,766
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2019. We incurred interest of $12,562,978 and $36,962,055 during the three and nine months ended September 30, 2019, including amortization of deferred financing costs totaling $256,547 and $750,751, net unrealized losses from the change in fair value of interest rate cap agreements of $24,144 and $223,867 and credit facility commitment fees of $0 and $2,137, net of capitalized interest of $49,068 and $49,068, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.

(2)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of the net deferred financing costs associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of September 30, 2019, and December 31, 2018, we were in compliance with all debt covenants.

PART I — FINANCIAL INFORMATION (continued)

Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The ability to compare one period to another is affected by the one disposition made during those periods and implementation of our value-enhancement strategy. The number of multifamily properties wholly owned by us decreased to 33 as of September 30, 2019, from 34 as of September 30, 2018. As of September 30, 2019, we owned 33 multifamily properties and one parcel of land held for the development of apartment homes. Our results of operations were primarily affected by (1) the disposition of one multifamily property during the three months ended September 30, 2019, (2) the increase in rents as of September 30, 2019 and (3) our value-enhancement activity completed through September 30, 2019, as further discussed below.
Our results of operations for the three and nine months ended September 30, 2019 and 2018, are not indicative of those expected in future periods. For the three and nine months ended September 30, 2019, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases, anticipated value-enhancement projects and the completion of real estate under development. Additionally, our results of operations will be significantly impacted if we consummate the SIR Merger and or the STAR Merger.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018
The following table summarizes the consolidated results of operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$44,499,264	$43,155,379	$1,343,885	3%	$(25,610)	$1,369,495
Operating, maintenance and management	(11,788,068)	(11,413,882)	(374,186)	(3)%	(22,458)	(351,728)
Real estate taxes and insurance	(6,086,781)	(5,581,414)	(505,367)	(9)%	40,656	(546,023)
Fees to affiliates	(6,917,303)	(9,626,258)	2,708,955	28%	112,023	2,596,932
Depreciation and amortization	(18,632,477)	(17,855,195)	(777,282)	(4)%	207,158	(984,440)
Interest expense	(12,562,978)	(12,273,389)	(289,589)	(2)%	75,800	(365,389)
Loss on debt extinguishment	—	(4,975,497)	4,975,497	100%	184,527	4,790,970
General and administrative expenses	(2,230,541)	(2,101,075)	(129,466)	(6)%	946	(130,412)
Gain on sale of real estate, net	3,329,078	—	3,329,078	100%	3,329,078	—
Net loss	$(10,389,806)	$(20,671,331)	$10,281,525	50%

NOI(3)	$24,132,267	$24,319,707	$(187,440)	(1)%
FFO(4)	$4,912,689	$(2,816,136)	$7,728,825	274%
MFFO(4)	$5,624,394	$2,097,242	$3,527,152	168%
______________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, related to multifamily properties disposed of on or after July 1, 2018.

PART I — FINANCIAL INFORMATION (continued)

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, related to multifamily properties owned by us throughout both periods presented.

(3)
NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of business, or ASU 2017-01), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. ASU 2017-01 now forms part of ASC 805, Business Combinations, or ASC 805. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”

(4)
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

Net loss
For the three months ended September 30, 2019, we had a net loss of $10,389,806, compared to a net loss of $20,671,331 for the three months ended September 30, 2018. The decrease in net loss of $10,281,525 over the comparable prior year period was due to the increase in total revenues of $1,343,885, the decrease in fees to affiliates of $2,708,955, the decrease in loss on debt extinguishment of $4,975,497 and the gain on sale of real estate, net of $3,329,078, partially offset by the increase in operating, maintenance and management expenses of $374,186, the increase in real estate taxes and insurance of $505,367, the increase in depreciation and amortization expense of $777,282, the increase in interest expense of $289,589 and the increase in general and administrative expenses of $129,466.
Total revenues
Total revenues were $44,499,264 for the three months ended September 30, 2019, compared to $43,155,379 for the three months ended September 30, 2018. The increase of $1,343,885 was primarily due to increases in average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly rents per unit increased from $1,159 as of September 30, 2018, to $1,190 as of September 30, 2019. We expect rental and other income to increase in future periods as a result of ordinary monthly rent increases, improved occupancy and the implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2019, were $11,788,068, compared to $11,413,882 for the three months ended September 30, 2018. The increase of $374,186 was primarily due to increases in repairs, maintenance, turnover, advertising and utility costs, partially offset by a decrease in property-related general and administrative costs during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $6,086,781 for the three months ended September 30, 2019, compared to $5,581,414 for the three months ended September 30, 2018. The increase of $505,367 was primarily due to increases in taxes as

PART I — FINANCIAL INFORMATION (continued)

a result of increases in assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $6,917,303 for the three months ended September 30, 2019, compared to $9,626,258 for the three months ended September 30, 2018. The decrease of $2,708,955 was primarily due to the decrease in loan coordination fees during the three months ended September 30, 2019 compared to the same prior year period. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $18,632,477 for the three months ended September 30, 2019, compared to $17,855,195 for the three months ended September 30, 2018. The increase of $777,282 was primarily due to the net increase in depreciable and amortizable assets of $24,943,540 since September 30, 2018, due to capital improvements offset by a decrease in the number of properties owned subsequent to September 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2019, was $12,562,978, compared to $12,273,389 for the three months ended September 30, 2018. The increase of $289,589 was primarily due to the increase in the notes payable, net balance of $50,076,260 since September 30, 2018, due to financing incurred in connection with the refinancing of two multifamily properties and the financing of one of our unencumbered multifamily properties since September 30, 2018. Included in interest expense is the amortization of deferred financing costs of $256,547 and $269,417, the unrealized loss (gain) on derivative instruments of $24,144 and $(62,119), credit facility commitment fees of $0 and $16,101 and amortization of loan discounts of $0 and $29,582 for the three months ended September 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the impact of changes to LIBOR, or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2019, were $2,230,541, compared to $2,101,075 for the three months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $129,466 was primarily due to increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal fees and expenses related to the proposed SIR Merger and STAR III Merger that were expensed prior to the date of signing the Merger Agreements. We expect general and administrative expenses to decrease as a percentage of total revenues.
Gain on sales of real estate
Gain on sales of real estate for the three months ended September 30, 2019, was $3,329,078 compared to $0 for the three months ended September 30, 2018. The gain on sales of real estate consisted of the gain recognized on the disposition of our multifamily property during the three months ended September 30, 2019, net of Illinois state taxes. No multifamily property dispositions occurred during the three months ended September 30, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2019, Compared to the Nine Months Ended September 30, 2018
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$131,222,487	$126,997,571	$4,224,916	3%	$48,134	$4,176,782
Operating, maintenance and management	(32,325,417)	(31,828,565)	(496,852)	(2)%	(20,392)	(476,460)
Real estate taxes and insurance	(19,111,364)	(17,229,297)	(1,882,067)	(11)%	6,544	(1,888,611)
Fees to affiliates	(19,248,909)	(21,249,639)	2,000,730	9%	99,333	1,901,397
Depreciation and amortization	(55,430,404)	(52,920,337)	(2,510,067)	(5)%	195,266	(2,705,333)
Interest expense	(36,962,055)	(31,619,697)	(5,342,358)	(17)%	484,049	(5,826,407)
Loss on debt extinguishment	(41,609)	(4,975,497)	4,933,888	99%	184,527	4,749,361
General and administrative expenses	(6,173,895)	(4,810,141)	(1,363,754)	(28)%	(1,883)	(1,361,871)
Gain on sale of real estate, net	3,329,078	—	3,329,078	100%	3,329,078	—
Net loss	$(34,742,088)	$(37,635,602)	$2,893,514	8%

NOI(3)	$72,373,111	$72,646,207	$(273,096)	—%
FFO(4)	$17,358,334	$15,284,735	$2,073,599	14%
MFFO(4)	$19,119,839	$19,619,219	$(499,380)	(3)%
_____________

(1)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, related to multifamily properties disposed of on or after January 1, 2018.

(2)
Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, related to multifamily properties owned by us throughout both periods presented.

(3)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.

(4)	See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2019, we had a net loss of $34,742,088, compared to $37,635,602 for the nine months ended September 30, 2018. The decrease in net loss of $2,893,514 over the comparable prior year period was primarily due to the increase in total revenues of $4,224,916, the decrease in loss on debt extinguishment of $4,933,888, the increase in gain on sale of real estate, net of $3,329,078 and the decrease in fees to affiliates of $2,000,730, partially offset by the increase in operating, maintenance and management expenses of $496,852, the increase in real estate taxes and insurance of $1,882,067, the increase in depreciation and amortization expense of $2,510,067, the increase in interest expense of $5,342,358, and the increase in general and administrative expenses of $1,363,754.

PART I — FINANCIAL INFORMATION (continued)

Total revenues
Total revenues were $131,222,487 for the nine months ended September 30, 2019, compared to $126,997,571 for the nine months ended September 30, 2018. The increase of $4,224,916 was primarily due to increases in average monthly rents as a result of ordinary monthly rent increases and monthly rent increases driven by our value-enhancement projects. Average monthly rents per unit increased from $1,159 as of September 30, 2018, to $1,190 as of September 30, 2019. We expect rental and other income to increase in future periods as a result of ordinary monthly rent increases and the continuing implementation of our value-enhancement strategy.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $32,325,417 for the nine months ended September 30, 2019, compared to $31,828,565 for the nine months ended September 30, 2018. The increase of $496,852 was primarily due to increases in payroll and utility costs, partially offset by a decrease in property-related general and administrative costs during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $19,111,364 for the nine months ended September 30, 2019, compared to $17,229,297 for the nine months ended September 30, 2018. The increase of $1,882,067 was due to increases in taxes as a result of increases in assessed real estate tax values. We expect these amounts may increase in future periods as a result of municipal property tax rate increases as well as increases in the assessed value of our property portfolio.
Fees to affiliates
Fees to affiliates were $19,248,909 for the nine months ended September 30, 2019, compared to $21,249,639 for the nine months ended September 30, 2018. The decrease of $2,000,730 was primarily due to the decrease in loan coordination fees during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. We expect fees to affiliates related to the on-going management of our real estate portfolio to increase in future periods as a result of increased investment management fees from anticipated increases in the cost of investments and increased property management fees from anticipated increases in future rental income.
Depreciation and amortization
Depreciation and amortization expenses were $55,430,404 for the nine months ended September 30, 2019, compared to $52,920,337 for the nine months ended September 30, 2018. The increase of $2,510,067 was primarily due to the net increase in depreciable and amortizable assets of $24,943,540 since September 30, 2018, due to capital improvements offset by a decrease in the number of properties owned subsequent to September 30, 2018. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2019, was $36,962,055 compared to $31,619,697 for the nine months ended September 30, 2018. The increase of $5,342,358 was primarily due to the increase in the notes payable, net balance of $50,076,260 since September 30, 2018, due to financing incurred in connection with the refinancing of two multifamily properties and the financing of one of our unencumbered multifamily properties since September 30, 2018. Included in interest expense is the amortization of deferred financing costs of $750,751 and $762,658, unrealized loss (gain) on derivative instruments of $223,867 and $(641,013), amortization of loan discount of $0 and $207,074 and credit facility commitment fees of $2,137 and $30,978 for the nine months ended September 30, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the impact of changes to LIBOR, or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2019, was $41,609 compared to $4,975,497 for the nine months ended September 30, 2018. These expenses consisted of prepayment penalties and the expense of the deferred financing costs, net related to the repayment and extinguishment of debt in conjunction with the refinancing of 21 multifamily properties during the nine months ended September 30, 2018. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.

PART I — FINANCIAL INFORMATION (continued)

General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2019, were $6,173,895 compared to $4,810,141 for the nine months ended September 30, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,363,754 was primarily due to the increases in director meeting fees as a result of an increase in the number of meetings compared to the prior year period and legal fees and expenses related to the proposed SIR Merger and STAR III Merger that were expensed prior to the date of signing the Merger Agreements. We expect general and administrative expenses to decrease as a percentage of total revenues in future periods.
Gain on sales of real estate
Gain on sales of real estate for the nine months ended September 30, 2019, was $3,329,078 compared to $0 for the nine months ended September 30, 2018. The gain on sales of real estate consisted of the gain recognized on the disposition of our multifamily property during the nine months ended September 30, 2019, net of Illinois state taxes. No multifamily property dispositions occurred during the nine months ended September 30, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell real properties and real estate-related investments.
Property Operations for the Three Months Ended September 30, 2019, Compared to the Three Months Ended September 30, 2018
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2018. As of September 30, 2019, 33 properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$43,400,211	$42,279,956	$1,120,255	2.6%
Operating expenses	19,653,340	18,356,182	1,297,158	7.1%
Net operating income	23,746,871	23,923,774	(176,903)	(0.7)%

Non-same-store properties:
Net operating income	385,396	395,933	(10,537)

Total Net operating income(1)	$24,132,267	$24,319,707	$(187,440)
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2019, was $23,746,871 compared to $23,923,774 for the three months ended September 30, 2018. The 0.7% decrease in same-store net operating income was a result of a 2.6% increase in same-store rental revenues offset by a 7.1% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2019, were $43,400,211 compared to $42,279,956 for the three months ended September 30, 2018. The 2.6% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,151 as of September 30, 2018, to $1,190 as of September 30, 2019, as a result of ordinary monthly rent increases and monthly rent increases from the completion of value-enhancement projects, partially offset by a same-store occupancy decrease from 94.5% as of September 30, 2018, to 94.4% as of September 30, 2019.

PART I — FINANCIAL INFORMATION (continued)

Operating Expenses
Same-store operating expenses for the three months ended September 30, 2019, were $19,653,340 compared to $18,356,182 for the three months ended September 30, 2018. The increase in same-store operating expenses was primarily attributable to higher real estate taxes, general and administrative costs, turnover costs, utility costs, repairs and maintenance and payroll during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP or (5) general and administrative expenses and other gains and losses that are specific to us. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints. The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs (those that did not meet the criteria for capitalization under ASC 805) and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs (those that did not meet the criteria for capitalization under ASC 805), certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2019 and 2018 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,389,806)	$(20,671,331)	$(34,742,088)	$(37,635,602)
Fees to affiliates(1)	4,733,579	7,845,064	13,067,907	16,389,082
Depreciation and amortization	18,632,477	17,855,195	55,430,404	52,920,337
Interest expense	12,562,978	12,273,389	36,962,055	31,619,697
Loss on debt extinguishment	—	4,975,497	41,609	4,975,497
General and administrative expenses	2,230,541	2,101,075	6,173,895	4,810,141
Gain on sale of real estate, net	(3,329,078)	—	(3,329,078)	—
Other gains(2)	(308,424)	(59,182)	(1,231,593)	(432,945)
Net operating income	$24,132,267	$24,319,707	$72,373,111	$72,646,207
____________________

(1)
Fees to affiliates for the three and nine months ended September 30, 2019, exclude property management fees of $1,276,621 and $3,756,048 and other reimbursements of $907,103 and $2,424,954, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2018, exclude property management fees of $1,241,104 and $3,653,311 and other reimbursements of $540,090 and $1,207,246, respectively, that are included in NOI.

(2)	Other gains for the three and nine months ended September 30, 2019 and 2018, includes non-recurring insurance claim recoveries and interest income that are not included in NOI.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2019 and 2018:

PART I — FINANCIAL INFORMATION (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(10,389,806)	$(20,671,331)	$(34,742,088)	$(37,635,602)
Depreciation of real estate assets	18,631,573	17,855,195	55,429,500	52,920,337
Gain on sale of real estate, net	(3,329,078)	—	(3,329,078)	—
FFO	4,912,689	(2,816,136)	17,358,334	15,284,735
Acquisition fees and expenses(1)(2)	687,561	—	1,496,029	—
Unrealized loss (gain) on derivative instruments	24,144	(62,119)	223,867	(641,013)
Loss on debt extinguishment	—	4,975,497	41,609	4,975,497
MFFO	$5,624,394	$2,097,242	$19,119,839	$19,619,219
________________

(1)
By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

(2)
Acquisition fees and expenses for the three and nine months ended September 30, 2019 and 2018 include acquisition expenses of $687,561 and $1,496,029 and $0 and $0, respectively, that did not meet the criteria for capitalization under ASC 805 and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the proposed SIR Merger and STAR III Merger that were incurred and expensed through the date of the Merger Agreement. Upon signing the Merger Agreement, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2019, the fair value of our fixed rate debt was $851,221,877 and the carrying value of our fixed rate debt was $817,028,790. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2019, the fair value of our variable rate debt was $278,730,536 and the carrying value of our variable rate debt was $283,136,133. Based on interest rates as of September 30, 2019, if interest rates are 100 basis points higher during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase by $2,895,430 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would decrease by $2,895,430.
At September 30, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.32% and 3.91%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.21% at September 30, 2019. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2019 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2019, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2019 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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

PART I — FINANCIAL INFORMATION (continued)

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2019 and in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act.
During the three months ended September 30, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2019	18,740	135,389	$14.77	(4)
August 2019	25,214	—	—	(4)
September 2019	11,347	—	—	(4)
	55,301	135,389
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. As of September 30, 2019, we had $817,640, representing 55,166 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 31, 2019.

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
The share repurchase price is 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death or qualifying disability will be equal to the average issue price per share for all of the stockholder’s shares.

(3)	From inception through September 30, 2019, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by our board of directors. In connection with the proposed SIR Merger and STAR III Merger, on August 5, 2019, our board of directors approved the

PART II — OTHER INFORMATION (continued)

Amended and Restated Share Repurchase Plan or the Amended & Restated SRP, which became effective September 5, 2019, and will apply with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we will only repurchase shares of common stock in connection with the death or qualifying disability (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended & Restated SRP will continue to be limited to $2,000,000 per quarter. We expect that the board of directors of the combined company will determine the terms of the share repurchase plan at a later date following consummation of the SIR Merger and STAR III Merger.
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

Steadfast Apartment REIT, Inc.

Date:	November 8, 2019	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)