Form 10-K
period 2019-12-31
Steadfast Apartment REIT, Inc.
filed 2020-03-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock. There were approximately 51,850,018 shares of common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $821,304,280, assuming an estimated value per share of $15.84.

As of March 5, 2020, there were 52,875,501 shares of the Registrant’s common stock issued and outstanding.

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

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	our level of indebtedness following our mergers with Steadfast Income REIT, Inc. and Steadfast Apartment REIT III, Inc.;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this annual report. All forward-looking statements are made as of the date of this annual report and the risk that actual results will differ materially from the expectations expressed in this annual report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this annual report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this annual report will be achieved. All forward looking statements included herein should be read in connection with the risks identified in Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

i

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation and elected to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2014. We own and operate a diverse portfolio of real estate investments, primarily in the multifamily sector located throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties. We may also acquire or originate mortgage, mezzanine, bridge and other real estate loans and equity securities of other real estate companies. As of December 31, 2019, we owned 32 multifamily properties comprised of a total of 11,195 apartment homes and one parcel of land held for the development of apartment homes. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan, at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2019, we had sold 54,276,237 shares of common stock for gross offering proceeds of $809,562,356, including 6,662,210 shares of common stock issued pursuant to our distribution reinvestment plan for proceeds of $99,127,477.
On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. For more information on the determinations of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of our estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $15.18 and $15.84, effective April 1, 2018 and April 1, 2019, respectively. We intend to establish an updated estimated value per share following the completion of the mergers (defined and discussed below) which closed on March 6, 2020. We expect that the estimated value per share will be as of March 6, 2020 and will be reported by us in a Current Report on Form 8-K. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
We were externally managed by Steadfast Apartment Advisor, LLC, which we refer to as our “advisor,” pursuant to the Advisory Agreement, as amended, or the advisory agreement, dated December 13, 2013, by and between, us and our advisor. In connection with the closing of the mergers, we and our advisor entered into an Amended and Restated Advisory Agreement dated March 6, 2020. The current term of the Advisory Agreement expires on March 6, 2021. Subject to certain restrictions and limitations, our advisor manages our day-to-day operations and our portfolio of properties and real estate-related assets, sources and presents investment opportunities to our board of directors and provides investment management services on our behalf. The advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC, or Crossroads Capital Advisors, whereby Crossroads Capital Advisors provides advisory services to us on behalf of the advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC), or the dealer manager, an affiliate of Steadfast REIT Investments, LLC, our sponsor, served as the dealer manager for our initial public offering. Our advisor, along with the dealer manager, provides marketing, investor relations and other administrative services on our behalf.
Substantially all of our business was conducted through Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership formed on August 27, 2013, which we refer to as our “operating partnership.” We are the sole general partner of our operating partnership and our wholly-owned subsidiary, Steadfast Apartment REIT Limited Partner, LLC, is the sole limited partner of our operating partnership. Following completion of the mergers on March 6, 2020, we now conduct our business through the operating partnership, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Apartment REIT III Operating Partnership, L.P.
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, Steadfast Income REIT, Inc., or SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SI Subsidiary, LLC, our wholly-owned subsidiary, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement.

Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub, or the SIR Merger, with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, or the SIR Common Stock, converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, Steadfast Apartment REIT III, Inc., or STAR III, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and SIII Subsidiary, LLC, our wholly-owned subsidiary, or STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement.
Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub, or the STAR III Merger and together with the SIR Merger, the “mergers”, with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, or the STAR III Common Stock, was converted into 1.430 shares of our common stock.
Each of SIR and STAR III were non-listed REITs sponsored by our sponsor and their external advisors were affiliates of our advisor.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
As of the closing of the mergers, our portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, our portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).
As a result of the completion of the mergers, our financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only our stand-alone, historical financial results.

Our Structure
Our sponsor, Steadfast REIT Investments, LLC, a Delaware limited liability company, is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and our chief executive officer. We refer to each of our sponsor, advisor, dealer manager and their affiliates as “a Steadfast Companies affiliate” and collectively as “Steadfast Companies affiliates.” The chart below shows the relationships among our company and various Steadfast Companies affiliates following the SIR Merger and the STAR III Merger.
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
2019 Highlights
During 2019, we:

•	entered into merger agreements to combine our company with SIR and STAR III;

•	invested $26,689,336 in improvements to our real estate investment portfolio;

•	acquired land for the new development of 176 apartment homes for a purchase price of $2,469,183;

•	invested $2,920,469 in development and construction to our real estate held for development;

•	disposed of two multifamily properties, for a gross sales price of $59,100,000, exclusive of closing costs, resulting in a gain on sales of real estate of $11,651,565;

•
paid cash distributions of $25,681,391 and distributed $21,222,382 in shares of our common stock pursuant to our distribution reinvestment plan, which constituted a 6.0% annualized distribution rate to our stockholders based on our initial public offering price of $15.00 per share;

•	generated cash flows from operations of $29,078,255, although we incurred a net loss of $38,524,316;

•
generated net operating income, or NOI, of $96,636,421 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);

•
generated funds from operations, or FFO, of $23,604,194 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•
generated modified funds from operations, or MFFO, of $25,378,778 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”); and

•
received proceeds of $56,890,038, net of principal payments of $202,728,946, deferred financing costs of $1,573,716 and loan financing deposits of $452,300, related to the refinancing of a portion of our outstanding debt (for further information on the 2019 refinancing transactions, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

Our Real Estate Portfolio
As of December 31, 2019, we owned the 32 multifamily properties and one parcel of land held for the development of apartment homes described below.

	Property Name	Location	Number of Homes	Average Monthly Occupancy	Average Monthly Rent(1)	Purchase Date	Contract Purchase Price	Mortgage Debt Outstanding(2)
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	96.0%	$1,120	5/22/2014	$14,200,000	(3)
2	Harrison Place Apartments	Indianapolis, IN	307	94.1%	992	6/30/2014	27,864,250	(3)
3	Terrace Cove Apartment Homes	Austin, TX	304	95.1%	966	8/28/2014	23,500,000	(3)
4	The Residences on McGinnis Ferry	Suwanee, GA	696	96.0%	1,344	10/16/2014	98,500,000	(3)
5	The 1800 at Barrett Lakes	Kennesaw, GA	500	92.4%	1,076	11/20/2014	49,000,000	40,623,442
6	The Oasis	Colorado Springs, CO	252	94.8%	1,424	12/19/2014	40,000,000	39,499,673
7	Columns on Wetherington	Florence, KY	192	91.7%	1,220	2/26/2015	25,000,000	(3)
8	Preston Hills at Mill Creek	Buford, GA	464	91.6%	1,192	3/10/2015	51,000,000	(3)
9	Eagle Lake Landing Apartments	Speedway, IN	277	96.8%	905	3/27/2015	19,200,000	(3)
10	Reveal on Cumberland	Fishers, IN	220	95.0%	1,144	3/30/2015	29,500,000	20,827,267
11	Heritage Place Apartments	Franklin, TN	105	97.1%	1,145	4/27/2015	9,650,000	8,590,932
12	Rosemont at East Cobb	Marietta, GA	180	96.7%	1,100	5/21/2015	16,450,000	13,258,252
13	Ridge Crossings Apartments	Hoover, AL	720	92.8%	1,012	5/28/2015	72,000,000	57,668,758
14	Bella Terra at City Center	Aurora, CO	304	96.1%	1,221	6/11/2015	37,600,000	(3)
15	Hearthstone at City Center	Aurora, CO	360	95.0%	1,257	6/25/2015	53,400,000	(3)
16	Arbors at Brookfield	Mauldin, SC	702	92.7%	923	6/30/2015	66,800,000	(3)
17	Carrington Park	Kansas City, MO	298	95.3%	1,011	8/19/2015	39,480,000	(3)
18	Delano at North Richland Hills	North Richland Hills, TX	263	95.8%	1,486	8/26/2015	38,500,000	31,814,165
19	Meadows at North Richland Hills	North Richland Hills, TX	252	94.4%	1,392	8/26/2015	32,600,000	26,580,102
20	Kensington by the Vineyard	Euless, TX	259	95.8%	1,507	8/26/2015	46,200,000	34,111,658
21	Monticello by the Vineyard	Euless, TX	354	96.3%	1,344	9/23/2015	52,200,000	41,229,964
22	The Shores	Oklahoma City, OK	300	94.7%	1,016	9/29/2015	36,250,000	23,653,152
23	Lakeside at Coppell	Coppell, TX	315	96.8%	1,716	10/7/2015	60,500,000	47,883,143
24	Meadows at River Run	Bolingbrook, IL	374	90.1%	1,364	10/30/2015	58,500,000	42,438,707
25	PeakView at T-Bone Ranch	Greeley, CO	224	93.3%	1,373	12/11/2015	40,300,000	(3)
26	Park Valley Apartments	Smyrna, GA	496	94.4%	1,068	12/11/2015	51,400,000	48,575,513
27	PeakView by Horseshoe Lake	Loveland, CO	222	93.7%	1,396	12/18/2015	44,200,000	38,003,137
28	Stoneridge Farms	Smyrna, TN	336	95.2%	1,196	12/30/2015	47,750,000	45,340,947
29	Fielder’s Creek	Englewood, CO	217	96.3%	1,219	3/23/2016	32,400,000	—
30	Landings of Brentwood	Brentwood, TN	724	96.8%	1,262	5/18/2016	110,000,000	(4)
31	1250 West Apartments	Marietta, GA	468	93.6%	1,061	8/12/2016	55,772,500	(3)
32	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	334	96.4%	1,492	9/29/2016	66,050,000	(3)
33	Garrison Station Development(5)	Murfreesboro, TN	—	—%	—	5/30/2019	5,687,978	—
			11,195	94.6%(6)	$1,200		$1,451,454,728	$560,098,815
________________

(1)	Average monthly rent is based upon the effective rental income for the month of December 2019 after considering the effect of vacancies, concessions and write-offs.

(2)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,208,770 related to the refinancings pursuant to our Master Credit Facility Agreement, or MCFA.

(3)	Properties secured pursuant to the terms of the MCFA.

(4)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to our line of credit. On January 9, 2019, we terminated the line of credit.

(5)
We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a Planned Unit Development, or PUD. The current zoning permits the development of the property into a multifamily community including 176 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.

(6)
At December 31, 2019, our portfolio was approximately 96.0% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes. As of December 31, 2019, no single tenant accounted for greater than 10% of our 2019 gross annualized rental revenues.

We plan to invest approximately $10 million to $15 million during the year ending December 31, 2020, for the combined company, for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant homes and thereafter on homes vacated from time to time in the ordinary course.
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
Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2019, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2019. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 65% of the value of our properties and other real estate-related assets. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2019, our borrowings were not in excess of 300% of the value of our net assets.
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
We may also compete with affiliates of our sponsor that have similar investment objectives as us. To the extent that we compete with any other program affiliated with our sponsor for investments, our sponsor will face potential conflicts of interest and there is a risk that our sponsor will select investment opportunities for us that provide lower returns than the investments selected for other such programs, or that certain otherwise attractive investment opportunities will not be available to us.

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
Income Taxes
We elected to be taxed as a REIT under the Internal Revenue Code, and operated as such commencing with the taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including requirements relating to the nature of our income and assets and the requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless we are eligible for relief under certain statutory provisions.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We are subject to the reporting requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastreits.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.
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
General Investment Risks
From inception through December 31, 2019, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2019, we incurred a net loss of $221,552,200. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount. Our stockholders also are limited in their ability to sell shares pursuant to our share repurchase plan and may have to hold their shares for an indefinite period of time.
There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. It is anticipated that our board of directors will consider a liquidity event within five years after the completion of our offering stage; however, the timing of any such event would be significantly dependent upon economic and market conditions. We terminated our initial public offering on March 24, 2016. Because there is no public trading market for shares of common stock, it will be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that stockholders may sell to us each quarter. Our board of directors can amend, suspend, or terminate our share repurchase plan upon 30 days’ notice. The restrictions of our share repurchase plan limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Share Repurchase Plan” for more information regarding the limitations of our share repurchase plan. As a result, you should be prepared to hold your shares for an indefinite period of time.
We have paid, and it is likely we will continue to pay, distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our sponsor or advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid, and may continue to pay, distributions from sources other than cash flow from operations. We have not established a limit on the amount of proceeds from our public or private securities offerings, or other sources other than cash flow from operations, which we may use to fund distributions.
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
For the year ended December 31, 2019, we paid aggregate distributions of $46,903,773, including $25,681,391 of distributions paid in cash and 1,354,560 shares of our common stock issued pursuant to our distribution reinvestment plan for $21,222,382. For the year ended December 31, 2019, our net loss was $38,524,316, we had FFO of $23,604,194 and net cash provided by operations of $29,078,255. For the year ended December 31, 2019, we funded $29,078,255, or 62%, and $17,825,518, or 38%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from cash flow from operations and funds equal to amounts reinvested in the STAR DRP, respectively. Since inception, of the $198,592,501 in total distributions paid through December 31, 2019, including shares issued pursuant to our distribution reinvestment plan, we funded $137,568,170 or 70% from cash flow from operations, $40,370,171, or 20%, from funds equal to amounts reinvested in our distribution reinvestment plan and $20,654,160, or 10%, from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”
Our success is dependent on the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor and its affiliates and any adverse change in their financial health could cause our operations to suffer. Our advisor and its affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. An economic downturn could result in reductions in overall transaction volume and size of sales and leasing activities, which could put downward pressure on our advisor’s and its affiliates’ revenues and operating results. To the extent that any decline in revenues and operating results impacts the performance of our advisor and its affiliates, our financial condition could suffer.
We have paid substantial fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s-length, may be higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
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
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2019, of the $1,451,454,728 contract price of our real estate assets, 22% was located in the Atlanta, Georgia metropolitan statistical area, 20% was located in the Dallas/Fort Worth, Texas metropolitan statistical area and 13% was located in the Nashville, Tennessee metropolitan statistical area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower NOI.
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
We intend to establish an updated estimated value per share following the completion of the mergers, which closed on March 6, 2020. We expect that the estimated value per share will be as of March 6, 2020, and will be reported by us in a Current Report on Form 8-K. This updated estimated value per share will be subject to the same risks described above.
If we internalize our management functions, we could incur other significant costs associated with being self-managed.
Our advisor notified us that it intends to present a proposal to our special committee within 60 days of the closing of the mergers regarding a possible internalization of management, whereby our advisor would sell, and we would acquire, our advisor or certain assets of our advisor and its affiliates. Such a transaction, if consummated, likely would include an amendment to the advisory agreement with our advisor to permit our advisor or its affiliates to receive consideration for internalization. We cannot reasonably estimate the form of or amount of consideration that may be paid as consideration in exchange for the sale and the impact it would have on funds available to distribute to our stockholders.
If our board of directors elects to internalize management functions, we may elect to negotiate to acquire our advisor’s assets and hire our advisor’s personnel. Pursuant to our advisory agreement with our advisor, we are not allowed to solicit or hire any of our advisor’s personnel without our advisor’s prior written consent. While we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to asset management fees. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume, plus the costs to acquire the advisor and or its assets as a result of an internalization, are higher than the expenses we avoid paying to our advisor, our FFO would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
The outbreak of widespread contagious disease, such as the Coronavirus, could adversely impact the value of our investments, the ability to meet our capital and operating needs or make cash distributions to our stockholders.
The widespread outbreak of infectious or contagious disease, such as H1N1 influenza (swine flu), avian bird flu, SARS, the Coronavirus and Zika virus, could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other investments.
We also may depend on access to third-party sources to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends on, in part, general market conditions, including conditions that are out of our control, such as the impact of health and safety concerns like the current Coronavirus outbreak.
As of the date of this annual report, the recent outbreak of the Coronavirus appears to be principally concentrated in China, although cases have been confirmed in other countries and regions, including the United States. The extent to which our business may be affected by the Coronavirus will largely depend on future developments with respect to the continued spread and treatment of the virus, which we cannot accurately predict. New information and developments may emerge concerning the severity of the Coronavirus and the actions to contain the Coronavirus or treat its impact. Our business and financial results could be materially and adversely impacted.

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
Our stockholders’ voting interest in us would be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,998,000 shares are classified as common stock with a par value of $0.01 per share, 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, 1,000 shares are classified as convertible stock with a par value of $0.01 per share, and 1,000 shares are classified as Class A convertible stock, with a par value of $0.01 per share. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors. Therefore, existing stockholders would experience dilution of their equity investment in us if we (i) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue restricted shares of our common stock to our independent directors, (5) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares.
We may issue preferred stock or other classes of common stock, which issuance could adversely affect the existing holders of our common stock.
Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock could increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,100,000,000 shares of capital stock, of which 999,998,000 shares are classified as common stock with a par value of $0.01 per share, 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, 1,000 shares are classified as convertible stock with a par value of $0.01per share and 1,000 shares are classified as Class A convertible stock with a par value of $0.01 per share. Our board of directors, with the approval of a majority of the entire board of directors and without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares of capital stock or the number of shares of capital stock of any class or series that we have authority to issue. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.
Your investment will be diluted upon conversion of the Class A convertible stock.
We have issued 1,000 shares of our Class A convertible stock, or the Class A convertible stock, to our advisor for an aggregate purchase price of $1,000. Under limited circumstances, each outstanding share of our Class A convertible stock may be converted into shares of our common stock, which will have a dilutive effect to our stockholders. Our Class A convertible stock will be converted into shares of our common stock if (1) we have made total distributions of money or other property by us, SIR and STAR III to their respective holders of common shares (with respect to SIR and STAR III, in each case prior to the closing of the mergers), which we refer to collectively as the “Class A Distributions,” equal to the original issue price of our shares of common stock, shares of common stock of SIR and shares of common stock of STAR III, or the Common Equity, plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer or (3) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement), each referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A convertible stock will be converted into a number of shares of our common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of our outstanding common shares on an as-converted basis as of the date of the Triggering Event. In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be repurchased by us for $1.00. Upon the issuance of our common stock in connection with the conversion of the convertible stock, then-existing stockholders’ interests in us will be diluted.
The conversion of the Class A convertible stock held by our advisor due upon termination of the advisory agreement and the voting rights granted to the holder of our Class A convertible stock may discourage a takeover attempt or prevent us from effecting a merger that otherwise would have been in the best interests of our stockholders.
If we engage in a merger in which we are not the surviving entity or our advisory agreement is terminated without cause, our advisor may be entitled to conversion of the shares of our Class A convertible stock it holds and to require that we purchase all or a portion of the limited partnership interests in our operating partnership that it holds at any time thereafter for cash or our common stock. The existence of this Class A convertible stock may deter a prospective acquirer from bidding on our company, which may limit the opportunity for stockholders to receive a premium for their stock that might otherwise exist if an investor attempted to acquire us through a merger.
The affirmative vote of two-thirds of the outstanding shares of Class A convertible stock, voting as a single class, will be required (1) for any amendment, alteration or repeal of any provision of our charter that materially and adversely changes the rights of the Class A convertible stock and (2) to effect a merger of our company into another entity, or a merger of another entity into our company, unless in each case each share of Class A convertible stock (A) will remain outstanding without a material and adverse change to its terms and rights or (B) will be converted into or exchanged for shares of stock or other ownership interest of the surviving entity having rights identical to that of our Class A convertible stock (except for changes that do not materially and adversely affect the holders of the Class A convertible stock). In the event that we propose to merge with or into another entity, including another REIT, our advisor could, by exercising these voting rights, determine whether or not we are able to complete the proposed transaction. By voting against a proposed merger, our advisor could prevent us from effecting the merger, even if the merger otherwise would have been in the best interests of our stockholders.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of any duty owed by any of our directors or officers or employees to us or to our stockholders, (3) any action asserting a claim against us or any of our directors or officers or employees arising pursuant to any provision of the MGCL, or our charter or bylaws or (4) any action asserting a claim against us or any of our directors or officers or employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our board of directors, without stockholder approval, adopted this provision of the bylaws so that we can respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
Our stockholders’ investment return may be reduced if we were to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act. If we lose our exemption from registration under the 1940 Act, we would not be able to continue its business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2019, we owned 32 multifamily properties and one parcel of land held for the development of apartment homes, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect our advisor’s judgment with respect to, but not limited to, the following: (i) real estate acquisitions, which allow our advisor to earn acquisition fees upon repurchases of assets and to increase asset management fees; (ii) real estate asset sales, since the asset management fees payable to our advisor would decrease and our advisor would be entitled to a disposition fee upon sales; and (iii) whether and when we seek to list our common stock on a national securities exchange, which would trigger a conversion of our advisor’s convertible stock. These compensation arrangements may induce our advisor to recommend transactions that may not be in our best interest at the time, and our advisor will have considerable discretion with respect to the terms of any acquisition, disposition or leasing transaction.
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
We have financed a portion of the purchase price of our multifamily properties by borrowing funds. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. For valuation purposes, the value of a property will equal the value determined by an independent third-party appraiser or qualified independent valuation expert. Generally speaking, this is expected to approximate 75% of the aggregate cost of our assets. We may borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with the justification for such excess. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gains). Furthermore, we may borrow in excess of the borrowing limitations in our charter if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Our variable rate debt is tied to the benchmark LIBOR.  LIBOR and other indices are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it’s based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
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
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net cash flows available for investment or distribution.
In order for us to qualify as a REIT, we must satisfy certain complex requirements set forth in the Code and Treasury Regulations relating to our organization, ownership and nature and amount of our assets, income and distributions, some of which may not be entirely within our control. Although we intend to structure our activities in a manner designed to satisfy all of these requirements, there can be no assurance that we will actually do so.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the taxable year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT could adversely affect the return on a stockholder’s investment.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will recognize taxable income equal to the amount reinvested in our shares to the extent such amount does not exceed our earnings and profits. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on distributions reinvested in our shares.
Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026.
The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to qualify as a REIT. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (including net capital gain), we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for that year, (b) 95% of our capital gain net income for that year, and (c) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the sum of (i) the amounts that we actually distributed and (ii) the amounts we retained and upon which we paid income tax at the corporate level. Although we intend to make distributions to you to comply with the REIT requirements of the Internal Revenue Code, it is possible that we might not always be able to do so.
From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute your equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
Our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding “prohibited transactions” by REITs, we would be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding any taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business, unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary or, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction (including by structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years). However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding any taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
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
If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to you.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, the Tax Cuts and Jobs Act, or the Tax Act, made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or you.
While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or you.
We urge you to consult with your own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to you could be adversely affected.
Non-U.S. investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”
A non-U.S. person (other than certain foreign pension plans and certain foreign publicly traded entities) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. FIRPTA does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is domestically controlled if, at all times during a specified testing period (the continuous five-year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor (other than certain foreign pension plans and certain foreign publicly traded entities) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the

non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
A non-U.S. investor also may be subject to FIRPTA tax upon the payment of any distribution by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. We encourage you to consult your own tax advisor to determine the tax consequences applicable to you.
If either or both of the mergers do not qualify as a tax-free reorganization, there may be adverse tax consequences.
The mergers are each intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code. The closing of the mergers was conditioned on the receipt by each of the Company, SIR and STAR III of an opinion of its counsel to the effect that each merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the mergers were to fail to qualify as a tax-free reorganization, then each former stockholder of SIR and/or STAR III generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the sum of the cash plus the fair market value of the shares of the Company’s common stock) received by the former SIR and/or STAR III stockholder in the applicable merger, and (ii) such former stockholder’s adjusted tax basis in its shares of SIR or STAR III common stock.
Retirement Plan Risks
If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the "look-through rule." Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as "publicly-offered securities" that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2019, we owned 32 multifamily properties consisting of an aggregate of 11,195 apartment homes and one parcel of land held for the development of apartment homes. The total contract purchase price of our real estate portfolio as of December 31, 2019 was $1,451,454,728, including development costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.
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

PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 5, 2020, we had approximately 52,875,501 shares of common stock outstanding held by a total of approximately 17,500 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent. As a result of the completion of the mergers on March 6, 2020, we had approximately 108,898,305 shares of common stock issued and outstanding held by a total of approximately 40,000 stockholders.
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
Estimated Value Per Share
The following is a discussion of the estimated value per share determined by our board of directors as of December 31, 2018, and publicly announced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We intend to establish an updated estimated value per share following the completion of the mergers, which closed on March 6, 2020. We expect that the estimated value per share will be as of March 6, 2020, and will be reported by us in a Current Report on Form 8-K.
Background
In November 2018, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. We provide an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, Inc., or FINRA. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, in April 2013, or the IPA valuation guidelines. Our board of directors formed a valuation committee, or the valuation committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2018.
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
Our estimated value per share takes into consideration any potential liability related to an incentive fee our advisor was entitled to upon meeting certain stockholder return thresholds in accordance with our charter. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, without considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be a liability related to the incentive fee of $5,218,160.
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
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2019. During the years ended December 31, 2019 and 2018, distributions declared for all record dates of a given month were paid approximately three days after month-end. Distributions were calculated at a rate of $0.002466 per share per day, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on our initial public offering price of $15.00 per share of common stock. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2019 and 2018 aggregated by quarter, are as follows:

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,511,537	$11,684,723	$11,860,005	$11,915,518	$46,971,783
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,312,463	$11,485,650	$11,664,156	$11,717,500	$46,179,769
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price	6.0%	6.0%	6.0%	6.0%	6.0%
_________________

(1)	Distributions were based on daily record dates and calculated at a rate of $0.002466 per share per day for the years ended December 31, 2019 and 2018.
The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Ordinary income	17.9%	20.7%
Return of capital	82.1%	79.3%
Total	100.0%	100.0%
Generally, our policy is to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or the deferral of fees and expense reimbursements by our advisor in its sole discretion. We have not established a limit on the amount of proceeds we may use from any public or private securities offerings to fund distributions.

If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments and our stockholders’ overall return on their investment in us may be reduced. As of December 31, 2019, 20%, 10% and 70% of distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from funds equal to amounts reinvested in our distribution reinvestment plan, net public offering proceeds and cash flows from operations, respectively.
Pursuant to our distribution reinvestment plan, stockholders had the option to elect to have their cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. On February 14, 2017, our board of directors determined a new share price of $14.85 for purposes of our distribution reinvestment plan. On March 14, 2018, our board of directors determined a new share price of $15.18 for purposes of our distribution reinvestment plan. On March 12, 2019, our board of directors determined a new share price of $15.84 for purposes of our distribution reinvestment plan. In each instance the share price for our distribution reinvestment plan was revised in connection with our board of directors determining a new estimated value per share. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On each of August 10, 2017, August 8, 2018 and November 6, 2019, we granted 1,666 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Share Repurchase Plan
Our share repurchase plan may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations.
On March 14, 2018, our board of directors amended the terms of our share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to our share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recent publicly disclosed estimated value per share. Pursuant to the amended share repurchase program, the share repurchase price was $14.73 per share, which represented 93% of the estimated value per share of $15.84. As discussed in more detail below, our board of directors further amended our share repurchase plan on March 3, 2020 in connection with the mergers. Prior to the March 3, 2020 amendments, the share repurchase price was further reduced based on how long the stockholder had held the shares as follows:

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

(2) The “Share Repurchase Price” equals 93% of the most recent publicly disclosed estimated value per share determined by our board of directors.

(3)	The required one-year holding period does not apply to repurchases requested within two years after death or disability of a stockholder.

(4)	The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to our share repurchase plan is further reduced by the aggregate amount of net proceeds per share, if any, distributed to our stockholders prior to the repurchase date (defined below) as a result of the sale of one or more of our assets that constitutes a return of capital as a result of such sales.
Repurchases of shares of our common stock are made quarterly upon written request to us at least 15 days prior to the end of the applicable quarter. Repurchase requests will be honored approximately 30 days following the end of the applicable quarter, or the repurchase date. Stockholders may withdraw their repurchase request at any time up to three business days’ prior to the repurchase date.
In connection with the announcement of the then-proposed SIR Merger and STAR III Merger, on August 5, 2019, our board of directors approved the Amended and Restated Share Repurchase Plan, or the Amended & Restated SRP, which became effective September 5, 2019, and applied with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we only repurchased shares of common stock in connection with the death or qualifying disability (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP continued to be limited to $2,000,000 per quarter.
On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, our board of directors adopted a Second Amended and Restated Share Repurchase Plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the SRP each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit and the repurchase price of 93% of the estimated value per share will take effect upon 30 days’ notice to stockholders and will be in effect on the repurchase date at the end of April 2020 with respect to redemptions for the fiscal quarter ending March 31, 2020, or the First Quarter Redemptions; provided, however, that we will continue to limit First Quarter Redemptions to death and disability only. Our share repurchase plan will be open to all redemption requests for the second quarter of 2020.
We cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that we do not have sufficient funds available to repurchase all of the shares of our common stock for which repurchase requests have been submitted in any quarter, priority will be given to repurchase requests in the case of the death or disability of a stockholder. If we repurchase less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, we will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available unless the stockholder withdraws the request for repurchase. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; and then next in exigent circumstances as determined by our board of directors in its sole discretion; and, finally, pro rata as to other repurchase requests.
We are not obligated to repurchase shares of our common stock under the share repurchase plan. The share repurchase plan limits the number of shares to be repurchased in any calendar year to (1) the lessor of 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or any quarterly limit adopted by our board of directors and (2) those that could be funded from the net proceeds from the sale of shares under our distribution reinvestment plan in the prior calendar year, plus such additional funds as may be reserved for that purpose by our board of directors. Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets. There is no fee in connection with a repurchase of shares of our common stock pursuant to our share repurchase plan.
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

During the year ended December 31, 2019, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2019	142,184	138,961	$14.39	(4)
February 2019	151,987	—	—	(4)
March 2019	146,737	—	—	(4)
April 2019	97,417	—	—	(4)
May 2019	183,346	135,885	14.72	(4)
June 2019	74,844	—	—	(4)
July 2019	18,740	135,389	14.77	(4)
August 2019	25,214	—	—	(4)
September 2019	11,347	—	—	(4)
October 2019	19,745	55,301	14.82	(4)
November 2019	21,029	10,134	15.00	(4)
December 2019	12,377	—	—	(4)
	904,967	475,670
________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2019, we had $797,289, representing 53,152 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on January 31, 2020.

(2)	During the year ended December 31, 2019, we repurchased shares at prices determined as follows:

•	92.5% of the Share Repurchase Price for stockholders who have held their shares for at least one year;

•	95.0% of the Share Repurchase Price for stockholders who have held their shares for at least two years;

•	97.5% of the Share Repurchase Price for stockholders who have held their shares for at least three years; and

•	100% of the Share Repurchase Price for stockholders who have held their shares for at least four years.
The Share Repurchase Price is 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” was the average issue price the respective stockholder paid to acquire the shares from us. In connection with the announcement of the proposed SIR Merger and STAR III Merger, on August 5, 2019, our board of directors approved the Amended and Restated Share Repurchase Plan, or the Amended & Restated SRP, which became effective September 5, 2019, and applied with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we only repurchased shares of common stock in connection with the death or qualifying disability (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP.

(3)	From inception through December 31, 2019, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter, which will be increased to $4,000,000 beginning with the first quarter of 2020 repurchase date and sets the repurchase price in all instances (ordinary and qualifying death or disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share.

ITEM 6.                                                SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the period from August 22, 2013 (inception) to May 22, 2014, we were in existence and commenced our initial public offering, but had not yet commenced real estate operations, as we had not yet acquired any real estate investments. As a result, we had no material results of operations for that period. We terminated our initial public offering on March 24, 2016.
Our results of operations for the periods presented below are not indicative of those expected in future periods.

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total real estate, net	$1,270,871,366	$1,356,639,742	$1,411,166,101	$1,453,385,165	$1,207,028,126
Total assets	1,426,957,126	1,434,138,648	1,454,368,057	1,497,101,228	1,258,692,194
Notes payable	1,108,559,045	1,050,155,743	993,405,862	971,761,151	850,766,025
Total liabilities	1,150,940,557	1,088,150,688	1,027,665,812	1,007,103,450	876,726,253
Redeemable common stock	1,202,711	—	36,397,062	27,949,492	9,401,360
Total stockholders’ equity	274,813,858	345,987,960	390,305,183	462,048,286	372,564,581

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating data
Total revenues	$173,535,679	$169,124,188	$163,036,959	$143,301,398	$68,395,123
Net loss	(38,524,316)	(49,100,346)	(33,623,841)	(37,682,474)	(50,694,124)
Net loss attributable to common stockholders	(38,524,316)	(49,100,346)	(33,623,841)	(37,682,474)	(50,694,124)
Loss per common share - basic and diluted	(0.74)	(0.96)	(0.67)	(0.80)	(2.33)
Other data
Cash flows provided by operating activities	29,078,255	33,557,275	34,670,391	38,221,740	6,674,297
Cash flows provided by (used in) investing activities	22,714,294	(17,481,756)	(26,784,774)	(269,914,470)	(910,353,430)
Cash flows provided by (used in) financing activities	24,008,347	17,995,551	(8,033,178)	225,786,450	917,012,264
Distributions declared	46,971,783	46,179,769	45,321,063	42,357,688	19,559,628
Distributions declared per common share(1)	0.900	0.900	0.900	0.900	0.900
Weighted-average number of common shares outstanding, basic and diluted	52,204,410	51,312,947	50,358,618	47,092,206	21,753,832
FFO(2)	23,604,194	21,892,934	34,793,715	30,309,069	(8,255,364)
MFFO(2)	25,378,778	27,369,983	35,243,568	36,566,768	17,530,067
_________________

(1)
On April 4, 2014, our board of directors approved a cash distribution that began to accrue on April 7, 2014. Distributions declared per common share for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 assume each share was issued and outstanding each day of each year. During the years ended December 31, 2019, 2018 and 2017, distributions declared were calculated at a rate of $0.002466 per share of common stock per day, which if paid over a 365-day period is equivalent to a 6.0% annualized distribution rate based on our initial public offering price of $15.00 per share of common stock.

(2)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among

REITs. Additionally, we use MFFO, as defined by the IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as an alternative to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations.”
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
This section of the Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. A discussion of the changes in our financial condition and results of operation for the years ended December 31, 2018 and 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of December 31, 2019, we owned and managed a diverse portfolio of multifamily properties, located in the United States comprising a total of 11,195 apartment homes and one parcel of land held for the development of apartment homes. Following completion of the SIR Merger and STAR III Merger on March 6, 2020, we owned and managed a total of 21,525 apartment homes, one parcel of land held for development and a 10% interest in a joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2019, we had sold 54,276,237 shares of common stock for gross offering proceeds of $809,562,356, including 6,662,210 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $99,127,477.
On March 14, 2018, our board of directors determined an estimated value per share of our common stock of $15.18 as of December 31, 2017. On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $15.18 and $15.84, effective April 1, 2018 and April 1, 2019, respectively. We intend to establish an updated estimated value per share following the completion of the mergers, which closed on March 6, 2020. We expect that the estimated value per share will be as of March 6, 2020, and will be reported by us in a Current Report on Form 8-K.
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
Substantially all of our business is conducted through Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership. We are the sole general partner of our operating partnership and one of our wholly-owned subsidiaries is the only limited partner of our operating partnership. As we accepted subscriptions for shares of common stock in our initial public offering, we transferred substantially all of the net proceeds to our operating partnership as a capital contribution. The limited partnership agreement of our operating partnership provides that our operating partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that our operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code which classification could result in our operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by our operating partnership in acquiring and operating our investments, our operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of our operating partnership. Following the completion of the mergers on March 6, 2020, we now conduct our business through the operating partnership, Steadfast Income REIT Operating Partnership, L.P. and Steadfast Apartment REIT III Operating Partnership, L.P.
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
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SIR Merger Sub entered into the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, STAR III, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and STAR III Merger Sub entered into the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 1.430 shares of our common stock.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
As of the closing of the mergers, our portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, our portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).
As a result of the completion of the mergers, our financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only our stand-alone, historical financial results.
Market Outlook
We believe economic and demographic trends will benefit our existing portfolio and that we have unique future investment opportunities in the multifamily sector. Home ownership rates are at near all-time lows. Demographic and economic factors favor the flexibility of rental housing and discourage the potential financial burden associated with home ownership. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are increasingly choosing rental housing over home ownership. Demographic studies suggest that Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments. Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. According to the Federal Reserve Bank of New York, aggregate student debt has surpassed automotive, home equity lines of credit and credit card debt. Millennials are also getting married and having children later and are choosing to live in apartment communities until their mid-30s. Today, approximately 30% of Millennials are still living with their parents or are still in school. When they are employed, Millennials will likely rent moderate income apartments based upon an average income of $45,000 to $65,000. Our plan is to provide rental housing for these generational groups as they age. We believe these factors will continue to contribute to the demand for multifamily housing.

Our Real Estate Portfolio
As of December 31, 2019, we owned the 32 multifamily apartment communities and one parcel of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	96.0%	94.9%	$1,120	$996
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	94.1%	95.4%	992	971
3	Terrace Cove Apartment Homes	Austin, TX	8/28/2014	304	23,500,000	(4)	95.1%	95.7%	966	918
4	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	96.0%	93.0%	1,344	1,282
5	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,623,442	92.4%	95.2%	1,076	1,035
6	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,499,673	94.8%	93.7%	1,424	1,349
7	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	91.7%	94.3%	1,220	1,153
8	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	91.6%	93.5%	1,192	1,113
9	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	96.8%	94.6%	905	865
10	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,827,267	95.0%	94.5%	1,144	1,104
11	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,590,932	97.1%	96.2%	1,145	1,130
12	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,258,252	96.7%	92.8%	1,100	991
13	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,668,758	92.8%	94.7%	1,012	979
14	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	96.1%	91.8%	1,221	1,150
15	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	95.0%	92.2%	1,257	1,224
16	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	92.7%	93.0%	923	929
17	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	95.3%	94.0%	1,011	1,013
18	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,814,165	95.8%	94.3%	1,486	1,439
19	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,580,102	94.4%	93.7%	1,392	1,339
20	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	34,111,658	95.8%	95.0%	1,507	1,485
21	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,229,964	96.3%	95.2%	1,344	1,336
22	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,653,152	94.7%	94.0%	1,016	1,000
23	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,883,143	96.8%	94.6%	1,716	1,687
24	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,438,707	90.1%	91.4%	1,364	1,408

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Contract Purchase Price	Mortgage Debt Outstanding(3)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
25	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	$40,300,000	(4)	93.3%	95.5%	$1,373	$1,295
26	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,575,513	94.4%	92.9%	1,068	1,012
27	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,003,137	93.7%	94.1%	1,396	1,388
28	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,340,947	95.2%	93.8%	1,196	1,178
29	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	—	96.3%	95.9%	1,219	1,193
30	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	(5)	96.8%	95.9%	1,262	1,191
31	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	93.6%	90.4%	1,061	1,008
32	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	96.4%	94.6%	1,492	1,492
33	Garrison Station Development(6)	Murfreesboro, TN	5/30/2019	—	5,687,978	—	—%	—%	—	—
				11,195	$1,451,454,728	$560,098,815	94.6%	93.9%	$1,200	$1,163
________________

(1)	As of December 31, 2019, our portfolio was approximately 96.0% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.

(2)	Average monthly rent is based upon the effective rental income for the month of December 2019 after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs associated with the loans for each individual property listed above but excludes the principal balance of $551,669,000 and associated deferred financing costs of $3,208,770 related to the refinancings pursuant to the MCFA.

(4)	Properties secured pursuant to the terms of the MCFA.

(5)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to our line of credit. On January 9, 2019, we terminated the line of credit.

(6)
We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community including 176 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.

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
Club at Summer Valley
On August 28, 2014, we, through an indirect wholly-owned subsidiary, acquired Club at Summer Valley, a multifamily property located in Austin, Texas, containing 260 apartment homes. The purchase price of Club at Summer Valley was $21,500,000, exclusive of closing costs. On December 27, 2019, we sold Club at Summer Valley for $28,100,000, resulting in a gain of $8,322,487, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Club at Summer Valley was not affiliated with us or our advisor.

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2019, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2019. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 65% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our advisor and its affiliates. Currently, we make payments to our advisor in connection with the acquisition and disposal of investments, the management of our assets and costs incurred by our advisor in providing services to us.
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	unrestricted cash balance, which was $74,806,649 as of December 31, 2019;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
Over the short term, we believe that our sources of capital, specifically our cash balances, cash flow from operations, our ability to raise equity capital from joint venture partners and our ability to obtain various forms of secured and unsecured financing will be adequate to meet our liquidity requirements and capital commitments.
Over the longer term, in addition to the same sources of capital we will rely on to meet our short-term liquidity requirements, we may also conduct additional public or private offerings of our securities, refinance debt or dispose of assets to fund our operating activities, debt service, distributions and future property acquisitions and development projects. We expect these resources will be adequate to fund our ongoing operating activities as well as providing capital for investment in future development and other joint ventures along with potential forward purchase commitments.
On May 18, 2016, we entered into a secured revolving line of credit, or the line of credit, with PNC Bank in an amount not to exceed $65,000,000. The line of credit provided for advances solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The line of credit had a maturity date of May 17, 2019, subject to extension. As of December 31, 2018, no amounts were outstanding on our line of credit. We terminated our line of credit in January 2019. We continue to evaluate possible other sources of capital, including, without limitation, entering into additional credit facilities. There can be no assurance that we will be able to obtain any such financing on favorable terms, if at all.
Master Credit Facility
On July 31, 2018, or the closing date, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Berkeley Point Capital, LLC, or the facility lender, for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. We paid $1,930,842 in the aggregate in loan origination fees to the facility lender in connection with the refinancings, and paid our advisor a loan coordination fee of $2,758,345. During the year ended December 31, 2019, we sold two properties and were required to deposit $36,740,983 as substitution for the loan amount allocated in the MCFA to the sold properties, $31,749,791 of which was funded from proceeds from the sales of the properties. On February 11, 2020, in connection with the acquisition financing of a newly acquired property, we and the facility lender amended the MCFA to include as collateral for the MCFA the newly acquired multifamily property, Patina Flats at the Foundry, and the Fielder’s Creek Apartments, an unencumbered multifamily property. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry.
CME Loans
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
Construction Loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month LIBOR plus 2.00%, which then reduces to the one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at December 31, 2019.
Stoneridge Farms Financing
On July 30, 2019, one of our indirect wholly-owned subsidiaries entered into a loan agreement with Berkeley Point Capital LLC, or Berkeley Point, for the principal amount of $45,711,000. The loan agreement provides for a term loan with a maturity date of August 1, 2029, unless the maturity date is accelerated pursuant to the loan agreement’s terms. The loan accrues interest at a fixed rate of 3.36% per annum. The entire outstanding principal balance and any accrued and unpaid interest on the loan is due on the maturity date. Interest only payments on the loan are payable monthly in arrears on specified dates as set forth in the loan agreement and interest and principal payments are due beginning September 1, 2024. Monthly payments are due and payable on the first day of each month, commencing September 1, 2019. The loan is secured by Stoneridge Farms, a 336-unit property located in Smyrna, Tennessee. We paid $228,555 in loan origination fees to Berkeley Point in connection with the financing, and paid our advisor a loan coordination fee of $342,833.
Refinancing Transactions
On September 27, 2019 and October 1, 2019, we, through our wholly-owned subsidiaries, each a borrower and collectively, the borrowers, refinanced $201,762,000 of existing variable rate loans with our existing lender, PNC Bank, with new fixed rate Freddie Mac loans in an aggregate principal amount of $215,934,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments are payable monthly through November 1, 2024, with interest and principal payments due monthly thereafter. The borrowers paid $809,753 in the aggregate in loan origination fees to PNC Bank in connection with the refinancing, and our advisor earned loan coordination fees of $600,000.

The following is a summary of the refinancing of mortgage notes payable secured by real property during the year ended December 31, 2019:

Property	Closing Date	Lender	Interest Rate	Loan Amount
Delano at North Richland Hills	9/27/2019	PNC Bank	3.56%	$32,159,000
Lakeside at Coppell	9/27/2019	PNC Bank	3.56%	48,251,000
Meadows at North Richland Hills	10/1/2019	PNC Bank	3.56%	26,888,000
Park Valley	10/1/2019	PNC Bank	3.56%	49,100,000
PeakView by Horseshoe Lake	10/1/2019	PNC Bank	3.56%	38,421,000
Reveal on Cumberland	10/1/2019	PNC Bank	3.56%	21,115,000
				$215,934,000
Cash Flows Provided by Operating Activities
During the year ended December 31, 2019, net cash provided by operating activities was $29,078,255, compared to $33,557,275 for the year ended December 31, 2018. The change in net cash provided by operating activities was primarily due to the changes in net loss, accounts payable and accrued liabilities and amounts due to affiliates. We expect to continue to generate cash flows from operations as we complete our value-enhancement program.
Cash Flows Provided by (Used in) Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities was $22,714,294, compared to $17,481,756 of net cash used in investing activities during the year ended December 31, 2018. The increase in net cash provided by investing activities was primarily the result of the disposition of two real estate investments and to a lesser extent proceeds from insurance claims, offset by the increase in additions to real estate investments, acquisition of real estate held for development, increase in additions to real estate held for development and increase in escrow deposits of pending real estate acquisitions during the year ended December 31, 2019, compared to the year ended December 31, 2018. Net cash provided by investing activities during the year ended December 31, 2019, consisted of the following:

•	$2,158,815 of cash used for the acquisition of real estate held for development;

•	$26,689,336 of cash used for improvements to real estate investments;

•	$2,920,469 of cash used for additions to real estate held for development;

•	$2,800,300 of cash used for escrow deposits for pending real estate acquisitions;

•	$704,298 of cash used for capitalized acquisition costs related to the SIR Merger and STAR III Merger;

•	$18,000 of cash used to purchase interest rate cap agreements;

•	$57,107,943 of net proceeds from the sales of real estate investments; and

•	$897,569 of cash provided by proceeds from insurance claims.
Cash Flows Provided by Financing Activities
During the year ended December 31, 2019 and 2018, net cash provided by financing activities was $24,008,347, and $17,995,551, respectively. The increase in net cash provided by financing activities was primarily due to the increase in proceeds from the issuance of mortgage notes payable, a decrease in principal payments on mortgage notes payable, a decrease in principal payments on our line of credit, a decrease in payments of deferred financing costs, a decrease in the payments of debt extinguishment costs and a decrease in repurchases of common stock during the year ended December 31, 2019 compared to the same prior year period, partially offset by a decrease in borrowings from our credit facility, an increase in payment of loan financing deposits and an increase in distributions paid to common stockholders during the year ended December 31, 2019 compared to the same prior year period. Net cash provided by financing activities during the year ended December 31, 2019, consisted of the following:

•
$56,890,038 of proceeds from the issuance of mortgage notes payable, net of $202,728,946 of principal payments on mortgage notes payable, $452,300 of cash deposited to finance loans and $1,573,716 of payments for deferred financing costs;

•	$228,665 of payments of commissions on sales of common stock;

•	$25,681,391 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $21,222,382; and

•	$6,971,635 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2019, our debt was approximately 60% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2019. Going forward, we expect that our borrowings will be approximately 55% to 65% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2019, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of December 31, 2019, we had indebtedness totaling $1,108,559,045, comprised of an aggregate principal amount of $1,116,144,387 and net deferred financing costs of $7,585,342. The following is a summary of our contractual obligations as of December 31, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$405,295,575	$46,639,044	$92,764,729	$92,329,745	$173,562,057
Principal payments on outstanding debt obligations(2)	1,116,144,387	1,149,183	4,683,111	8,957,948	1,101,354,145
Total	$1,521,439,962	$47,788,227	$97,447,840	$101,287,693	$1,274,916,202
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2019. We incurred interest expense of $49,273,750 during the year ended December 31, 2019, including amortization of deferred financing costs totaling $1,019,355, net unrealized loss from the change in fair value of interest rate cap agreements of $225,637, loan fees associated with mortgage notes refinancing of $496,684 and line of credit commitment fees of $2,137, net of capitalized interest of $106,523, respectively.

(2)	Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of December 31, 2019 and 2018, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2019 and 2018. The ability to compare one period to another is affected by the disposition of two properties in 2019 and implementation of our value-enhancement strategy. The number of multifamily properties wholly-owned by us decreased to 32 as of December 31, 2019, from 34 as of December 31, 2018. As of December 31, 2019, we owned 32 multifamily properties and one parcel of land held for the development of apartment homes. Our results of operations were primarily affected by (1) the disposition of two multifamily properties during the year ended December 31, 2019, (2) the increase in rents and occupancy as of December 31, 2019 and (3) our value-enhancement activity completed through December 31, 2019, as further discussed below.
Our results of operations for the years ended December 31, 2019 and 2018 are not indicative of those expected in future periods. For the year ended December 31, 2019, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. In general, we expect that our revenues and expenses related to our portfolio will increase in future periods as a result of organic rent increases, anticipated value-enhancement projects and the completion of real estate under development. Additionally, our results of operations will be significantly impacted by the SIR Merger and the STAR III Merger.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table summarizes the consolidated results of operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,				$ Change Due to Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2019	2018	Change $	Change %
Total revenues	$173,535,679	$169,124,188	$4,411,491	3%	$(726,414)	$5,137,905
Operating, maintenance and management	(43,473,179)	(42,490,381)	(982,798)	(2)%	199,465	(1,182,263)
Real estate taxes and insurance	(25,152,761)	(23,501,730)	(1,651,031)	(7)%	213,159	(1,864,190)
Fees to affiliates	(25,861,578)	(25,976,226)	114,648	—%	270,910	(156,262)
Depreciation and amortization	(73,781,883)	(70,993,280)	(2,788,603)	(4)%	634,074	(3,422,677)
Interest expense	(49,273,750)	(44,374,484)	(4,899,266)	(11)%	827,862	(5,727,128)
General and administrative expenses	(7,440,680)	(6,386,131)	(1,054,549)	(17)%	(542)	(1,054,007)
Gain on sales of real estate, net	11,651,565	—	11,651,565	100%	11,651,565	—
Interest income	865,833	271,478	594,355	219%	2,479	591,876
Insurance proceeds in excess of losses incurred	448,047	201,717	246,330	122%	(751)	247,081
Loss on debt extinguishment	(41,609)	(4,975,497)	4,933,888	99%	309,749	4,624,139
Net loss	$(38,524,316)	$(49,100,346)	$10,576,030	22%

NOI(1)	$96,636,421	$96,461,631	$174,790	—%
FFO(2)	$23,604,194	$21,892,934	$1,711,260	8%
MFFO(2)	$25,378,778	$27,369,983	$(1,991,205)	(7)%
______________

(1)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2019, compared to the year ended December 31, 2018, related to multifamily properties disposed of on or after January 1, 2019.

(2)
Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2019, compared to the year ended December 31, 2018, related to multifamily properties owned by us throughout both periods presented.

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
Net loss
For the year ended December 31, 2019, we had a net loss of $38,524,316 compared to $49,100,346 for the year ended December 31, 2018. The decrease in net loss of $10,576,030 over the comparable prior year period was due to increases in total revenues of $4,411,491, gain on sales of real estate, net of $11,651,565, interest income of $594,355 and insurance proceeds in excess of losses incurred of $246,330 and decreases in fees to affiliates of $114,648 and loss on debt extinguishment of $4,933,888, partially offset by increases in operating, maintenance and management expenses of $982,798, real estate taxes and insurance of $1,651,031, depreciation and amortization expense of $2,788,603, interest expense of $4,899,266 and general and administrative expenses of $1,054,549.
Total revenues
Total revenues were $173,535,679 for the year ended December 31, 2019, compared to $169,124,188 for the year ended December 31, 2018. The increase of $4,411,491 was primarily due to increases in average monthly occupancy and average monthly rents as a result of ordinary monthly rent increases and rent increases driven by our value-enhancement projects. Average monthly occupancy increased from 93.9% as of December 31, 2018, to 94.6% as of December 31, 2019, and average monthly rents per unit increased from $1,163 as of December 31, 2018, to $1,200 as of December 31, 2019. We expect rental income and other income to increase in future periods as a result of ordinary monthly rent increases, improved occupancy, the implementation of our value-enhancement strategy and the increase in the size of our portfolio due to the mergers.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $43,473,179 for the year ended December 31, 2019, compared to $42,490,381 for the year ended December 31, 2018. The increase of $982,798 was primarily due to increases in utilities, repairs and maintenance, turnover costs and payroll during the year ended December 31, 2019, compared to the year ended December 31, 2018. We expect that these amounts will decrease as a percentage of total revenues as we implement operational efficiencies at our multifamily properties.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $25,152,761 for the year ended December 31, 2019, compared to $23,501,730 for the year ended December 31, 2018. The increase of $1,651,031 was primarily due to increases in tax rates, assessed values and special assessments at some of our multifamily properties and to a lesser extent, an increase in insurance expenses, during the year ended December 31, 2019, compared to the year ended December 31, 2018. We expect these amounts may increase in future periods as a result of municipal property tax rate increases, increases in the assessed value of our property portfolio, increases in insurance premiums and the increase in the size of our portfolio due to the mergers.
Fees to affiliates
Fees to affiliates were $25,861,578 for the year ended December 31, 2019, compared to $25,976,226 for the year ended December 31, 2018. The decrease of $114,648 was primarily due to the decrease in loan coordination fees related to the refinancing of 21 multifamily properties during the year ended December 31, 2018, compared to the financing of one property and refinancing of six properties during the year ended December 31, 2019. We expect fees to affiliates related to the ongoing management of our real estate portfolio to increase in future periods as a result of increased property management fees from anticipated increases in future rental income and to fluctuate based on real estate related transactions.
Depreciation and amortization
Depreciation and amortization expenses were $73,781,883 for the year ended December 31, 2019, compared to $70,993,280 for the year ended December 31, 2018. The increase of $2,788,603 was primarily due to the net increase in depreciable and amortizable assets of $27,903,780 as a result of capital improvements. We expect these amounts to increase in future periods as a result of anticipated future enhancements to our real estate portfolio and the increase in the size of our portfolio due to the mergers.

Interest expense
Interest expense for the year ended December 31, 2019, was $49,273,750 compared to $44,374,484 for the year ended December 31, 2018. The increase of $4,899,266 was primarily due to the increase in the notes payable, net balance of $58,403,302 since December 31, 2018, and the increase in notes payable, net during the year ended December 31, 2018 experiencing a full year of interest expense in the year ended December 31, 2019. Included in interest expense is the amortization of deferred financing costs of $1,019,355 and $1,056,545, net, unrealized loss (gain) on derivative instruments of $225,637 and $(87,160), amortization of loan discount of $0 and $207,074, credit facility commitment fees of $2,137 and $57,007, and closing costs associated with the refinancing of debt of $496,684 and $587,520, for the years ended December 31, 2019 and 2018, respectively. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2019, were $7,440,680 compared to $6,386,131 for the year ended December 31, 2018. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $1,054,549 was primarily due to increases in payroll, overhead costs, director meeting fees as a result of an increase in the number of meetings compared to the prior year and legal costs incurred during the year ended December 31, 2019. We expect general and administrative expenses to decrease as a percentage of total revenues.
Gain on sales of real estate
Gain on sales of real estate for the year ended December 31, 2019, were $11,651,565 compared to $0 for the year ended December 31, 2018. The gain on sales of real estate consisted of the gain recognized on the disposition of two multifamily properties during the year ended December 31, 2019. No multifamily property dispositions occurred during the year ended December 31, 2018. Our gain on sales of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the year ended December 31, 2019, were $865,833 compared to $271,478 for the year ended December 31, 2018. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the year ended December 31, 2019, were $448,047 compared to $201,717 for the year ended December 31, 2018.
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2019, was $41,609, compared to $4,975,497 for the year ended December 31, 2018. The expenses incurred during the year ended December 31, 2019 consisted of the expense of the deferred financing costs, net related to the termination of the line of credit. The expenses incurred during the year ended December 31, 2018 consisted of prepayment penalties and the expense of the deferred financing costs, net related to the refinancing of 21 multifamily properties. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
For information on our results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017, see our Annual Report on Form 10-K for the fiscal year filed with the SEC on March 14, 2019.
Property Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2018. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2018. As of December 31, 2019, 32 properties were categorized as same-store properties.

The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018	Change $	Change %
Same-store properties:
Revenues	$168,217,612	$163,079,708	$5,137,904	3.2%
Operating expenses	73,971,948	69,345,011	4,626,937	6.7%
Net operating income	94,245,664	93,734,697	510,967	0.5%

Non-same-store properties:
Net operating income	2,390,757	2,726,934	(336,177)

Total net operating income(1)	$96,636,421	$96,461,631	$174,790
________________

(1)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the year ended December 31, 2019, was $94,245,664 compared to $93,734,697 for the year ended December 31, 2018. The 0.5% increase in same-store net operating income was a result of a 3.2% increase in same-store rental revenues offset by a 6.7% increase in same-store operating expenses.
Revenues
Same-store revenues for the year ended December 31, 2019, were $168,217,612 compared to $163,079,708 for the year ended December 31, 2018. The 3.2% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,160 as of December 31, 2018 to $1,200 as of December 31, 2019, as a result of ordinary monthly rent increases and the completion of value-enhancement projects. In addition, same-store occupancy increased from 94.0% for the same-store properties as of December 31, 2018 to 94.6% as of December 31, 2019.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2019, were $73,971,948 compared to $69,345,011 for the year ended December 31, 2018. The increase in same-store operating expenses was primarily attributable to a net increase in property taxes, repairs and maintenance, general and administrative costs, turnover expenses, insurance and utility costs across the same-store properties.
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
The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2019	2018	2019	2018	2017
Net loss	$(3,782,227)	$(11,464,743)	$(38,524,316)	$(49,100,346)	$(33,623,841)
Fees to affiliates(1)	4,520,353	2,916,698	17,588,260	19,305,780	18,388,615
Depreciation and amortization	18,351,478	18,072,943	73,781,883	70,993,280	68,417,556
Interest expense	12,311,696	12,754,788	49,273,750	44,374,484	34,944,073
Loss on debt extinguishment	—	—	41,609	4,975,497	—
General and administrative expenses	1,559,402	1,809,070	7,440,680	6,386,131	5,244,554
Gain on sale of real estate	(8,322,487)	—	(11,651,565)	—	—
Other gains(2)	(329,568)	(242,253)	(1,313,880)	(473,195)	(167,786)
Net operating income	$24,308,647	$23,846,503	$96,636,421	$96,461,631	$93,203,171
________________

(1)
Fees to affiliates for the three months and year ended December 31, 2019 exclude property management fees of $1,260,797 and $5,016,845 and other fees of $831,519 and $3,256,473, respectively, that are included in NOI. Fees to affiliates for the three months and year ended December 31, 2018 exclude property management fees of $1,233,125 and $4,886,436 and other fees of $576,764 and $1,784,010, respectively, that are included in NOI. Fees to affiliates for the year ended December 31, 2017 exclude property management fees of $4,706,698 and other fees of $1,248,100, that are included in NOI.

(2)	Other gains for the years ended December 31, 2019, 2018 and 2017 include non-recurring insurance claim recoveries and interest income that are not included in NOI.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use asset. ASU 2017-01 now forms part of Accounting Standards Codification, or ASC 805, Business Combinations, or ASC 805. The carrying amount of the right-of-use asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the right-of-use asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Reconciliation of net loss to MFFO:
Net loss	$(38,524,316)	$(49,100,346)	$(33,623,841)
Depreciation of real estate assets	73,780,075	70,993,280	67,407,444
Amortization of lease-related costs	—	—	1,010,112
Gain on sales of real estate, net	(11,651,565)	—	—
FFO	23,604,194	21,892,934	34,793,715
Acquisition fees and expenses(1)(2)	1,507,338	858,712	2,185
Unrealized loss (gain) on derivative instruments	225,637	(87,160)	447,668
Realized gain on derivative instruments	—	(270,000)	—
Loss on debt extinguishment	41,609	4,975,497	—
MFFO	$25,378,778	$27,369,983	$35,243,568

FFO per share - basic and diluted	$0.45	$0.43	$0.69
MFFO per share - basic and diluted	0.49	0.53	0.70
Loss per common share - basic and diluted	(0.74)	(0.96)	(0.67)
Weighted average number of common shares outstanding, basic and diluted	52,204,410	51,312,947	50,358,618
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

(2)
Acquisition fees and expenses for the years ended December 31, 2019, 2018 and 2017 include acquisition expenses of $1,507,338, $858,712 and $2,185, respectively, that did not meet the criteria for capitalization under ASU 2017-01, which now forms part of ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the then-proposed SIR Merger and STAR III Merger and were incurred and expensed through the date of the Merger Agreement. Upon signing the Merger Agreement, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.

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
As of December 31, 2019, we had not entered into any material leases as a lessee.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the years ended December 31, 2019 and 2018, which if paid each day over a 365-day period is equivalent to a 6.0% annualized distribution rate based on our initial public offering price of $15.00 per share of common stock.
The distributions declared and paid for the four fiscal quarters of 2019, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan, were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan
First Quarter 2019	$11,511,537	$0.222	$6,116,456	$5,378,566	$11,495,022	$2,276,063	$9,218,959	$2,276,063
Second Quarter 2019	11,684,723	0.224	6,419,268	5,378,696	11,797,964	8,905,513	2,892,451	8,905,513
Third Quarter 2019	11,860,005	0.227	6,550,164	5,293,528	11,843,692	7,611,759	4,231,933	7,611,759
Fourth Quarter 2019	11,915,518	0.227	6,595,503	5,171,592	11,767,095	10,284,920	1,482,175	10,284,920
	$46,971,783	$0.900	$25,681,391	$21,222,382	$46,903,773	$29,078,255	$17,825,518	$29,078,255
____________________

(1)	Distributions during the years ended December 31, 2019 and 2018 were based on daily record dates and calculated at a rate of $0.002466 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2019, we paid aggregate distributions of $46,903,773, including $25,681,391 of distributions paid in cash and 1,354,560 shares of our common stock issued pursuant to our distribution reinvestment plan for $21,222,382. For the year ended December 31, 2019, our net loss was $38,524,316, we had FFO of $23,604,194 and net cash provided by operations of $29,078,255. For the year ended December 31, 2019, we funded $29,078,255, or 62%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $17,825,518, or 38%, from funds equal to amounts reinvested in our distribution reinvestment plan. Since inception, of the $198,592,500 in total distributions paid through December 31, 2019, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 20% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 10% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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

Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, we early adopted Accounting Standards Update, or ASU, 2017-01, that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 now forms part of ASC 805. Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life and anticipate the estimated useful lives of assets by class to be generally as follows:

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
Prior to the adoption of ASU 2017-01, which now forms part of ASC 805, we recorded the acquisition of income-producing real estate or real estate that are used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred. Upon adoption of ASU 2017-01, we record the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in an asset acquisition are measured at their acquisition-date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
Revenue Recognition - Operating Leases
On January 1, 2019, we adopted the lease accounting standards under ASC 842, Leases, or ASC 842, including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term.
In addition, ASC 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon its adoption of the lease accounting standards of ASC 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of ASC 840, Leases.
In accordance with ASC 842, tenant reimbursements are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under ASC 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard ASC 606, Revenue from Contracts with Customers, and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019. We recognized $172,445,306 of rental income related to operating lease payments, of which $17,679,788 was for variable lease payments for the year ended December 31, 2019, respectively.
We lease apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable.
Rents and Other Receivables
In accordance with ASC 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. We exercise judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2019, 2018 and 2017, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all tax years ended December 31, 2019, 2018 and 2017.
Subsequent Events
Distributions Paid
On January 2, 2020, we paid distributions of $4,021,509, which related to distributions declared for each day in the period from December 1, 2019 through December 31, 2019 and consisted of cash distributions paid in the amount of $2,277,269 and $1,744,240 in shares issued pursuant to our distribution reinvestment plan.
On February 3, 2020, we paid distributions of $4,018,365, which related to distributions declared for each day in the period from January 1, 2020 through January 31, 2020 and consisted of cash distributions paid in the amount of $2,285,142 and $1,733,223 in shares issued pursuant to our distribution reinvestment plan.

On March 2, 2020, we paid distributions of $3,762,953, which related to distributions declared for each day in the period from February 1, 2020 through February 29, 2020 and consisted of cash distributions paid in the amount of $2,154,494 and $1,608,459 in shares issued pursuant to our distribution reinvestment plan.
Shares Repurchased
On January 31, 2020, we repurchased 53,152 shares of our common stock for a total repurchase value of $797,289, or $15.00 average price per share, pursuant to our share repurchase plan.
Acquisition of Eleven10 at Farmers Market
On January 28, 2020, we acquired a fee simple interest in Eleven10 at Farmers Market, or the Farmers Market Property, located in Dallas, Texas, for a purchase price of $61,000,000, exclusive of closing costs. We financed the acquisition of the Farmers Market Property with a combination of: (1) cash proceeds from the dispositions of Randall Highlands and Club at Summer Valley in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) the assumption of a loan in the aggregate principal amount of $36,515,122. The Farmers Market Property contains 313 apartment homes consisting of 70 studio apartments, 168 one-bedroom apartments, 73 two-bedroom apartments and two three-bedroom apartments that average 837 square feet.
Disposition of Terrace Cove Apartment Homes
On February 5, 2020, we, through STAR Terrace Cove, LLC, or STAR Terrace Cove, an indirect, wholly-owned subsidiary of us, sold its fee simple interest in Terrace Cove Apartment Homes, a 304-unit multifamily property located in Austin, Texas, to an unaffiliated third-party buyer. STAR Terrace Cove sold Terrace Cove Apartment Homes for an aggregate sales price of $33,875,000, excluding closing costs, resulting in a gain of $11,384,616, which includes reductions to the net book value of the property due to historical depreciation and amortization expense.
Acquisition of Patina Flats at the Foundry
On February 11, 2020, we acquired a fee simple interest in Patina Flats at the Foundry, or the Patina Flats Property, located in Loveland, Colorado, for a purchase price of $44,100,000, exclusive of closing costs. We financed the acquisition of the Patina Flats Property with a combination of: (1) cash proceeds from the disposition of Terrace Cove Apartment Homes in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) an advance of $31,271,471 pursuant to our MCFA. The Patina Flats Property contains 155 apartment homes consisting of 44 studio apartments, 80 one-bedroom apartments, 27 two-bedroom apartments and four three-bedroom apartments that average 685 square feet, in addition to seven retail spaces with 15,206 square feet.
Amendment to the MCFA
On February 11, 2020, in connection with the financing of the Patina Flats Property, we and the facility lender amended the MCFA to include as collateral for the MCFA the Patina Flats Property and Fielders Creek, an unencumbered multifamily property owned by us. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of the Patina Flats Property.
Mergers
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SIR Merger Sub entered into the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, STAR III, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and STAR III Merger Sub entered into the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.

At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 1.430 shares of our common stock.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
As of the closing of the mergers, our portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, our portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).
As a result of the completion of the mergers, our financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only our stand-alone, historical financial results.
Amended and Restated Advisory Agreement
In connection with the closing of the mergers, we and our advisor entered into an Amended and Restated Advisory Agreement, effective as of March 6, 2020. For more information on the Amended and Restated Advisory Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Advisory Agreement.”
Class A Convertible Stock
In connection with the closing of the mergers, we and our advisor exchanged the then-outstanding convertible stock for new Class A convertible stock. For more information on the Class A convertible stock, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Class A Convertible Stock.”
Distributions Declared
On March 10, 2020, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on June 30, 2020. The distributions will be equal to $0.002459 per share of our common stock. The distributions for each record date in April 2020, May 2020 and June 2020 will be paid in May 2020, June 2020 and July 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Expansion of Our Board of Directors
At the time of the closing of the SIR Merger and the STAR III Merger, our board of directors increased the size of our board of directors from five members to seven members. Our board of directors also appointed Ned W. Brines and Stephen R. Bowie to the board of directors. Mr. Brines previously served as a board member of SIR and STAR III and Mr. Bowie previously served as a board member of STAR III. Messrs. Brines and Bowie are independent directors.
Shares Issued to New Board Members
On March 6, 2020, we issued 3,333 restricted shares of our common stock to each of Ned W. Brines and Stephen R. Bowie in connection with their appointment to our board of directors.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2019, the fair value of our fixed rate debt was $999,060,767 and the carrying value of our fixed rate debt was $950,948,388. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2019. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2019, the fair value of our variable rate debt was $154,385,001 and the carrying value of our variable rate debt was $157,610,657. Based on interest rates as of December 31, 2019, if interest rates are 100 basis points higher during the 12 months ending December 31, 2020, interest expense on our variable rate debt would increase by $1,610,600 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2020, interest expense on our variable rate debt would decrease by $1,610,600.
At December 31, 2019, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.21% and 3.63%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 4.13% at December 31, 2019. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2019 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2019, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2019, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2019 were not in excess of the capped rates. See also Note 10 (Derivative Financial Instruments) to our audited consolidated financial statements included in this annual report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	69	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	65	Affiliated Director and President
Kevin J. Keating	57	Chief Financial Officer and Treasurer
Ana Marie del Rio	65	Secretary
G. Brian Christie	73	Independent Director
Thomas H. Purcell	69	Independent Director
Kerry D. Vandell	73	Independent Director
Ned W. Brines	58	Independent Director
Stephen R. Bowie	69	Independent Director
Rodney F. Emery has served as our Chairman of the Board since August 2013 and as our Chief Executive Officer since September 2013. Mr. Emery also served as Chairman of the Board and Chief Executive Officer of SIR, positions he held from its inception in May 2009 through the SIR Merger in March 2020. In addition, Mr. Emery served as the Chairman of the Board and Chief Executive Officer of STAR III, positions he held from January 2016 and August 2015, respectively, through the STAR III Merger in March 2020. Mr. Emery is the founder of Steadfast Companies and is responsible for the corporate vision, strategy and overall guidance of the operations of Steadfast Companies. Mr. Emery chairs the Steadfast Executive Committee, which establishes policy and strategy and acts as the general oversight committee of Steadfast Companies. Mr. Emery also serves on the Steadfast Companies Investment Committee and is a member of the Board of Managers of Stira Capital Markets Group (formerly “Steadfast Capital Markets Group”). Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our board of directors, excluding Mr. Emery, has determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.
 Ella S. Neyland, has served as our President since September 2013 and an affiliated director since August 2013. Ms. Neyland also served as President and an affiliated director of SIR, positions she held from October 2012 through the SIR Merger in March 2020. Ms. Neyland served as an independent director of SIR from October 2011 to September 2012. In addition, Ms. Neyland served as the President and an affiliated director of STAR III, positions she held from August 2015 and January 2016, respectively, through the STAR III Merger in March 2020. Ms. Neyland was a founder of Thin Centers MD (“TCMD”) and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of SBMI, LLC, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd., from November 1999 to March 2001, and served as Executive Director of CIBC World Markets, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
 Our board of directors, excluding Ms. Neyland, has determined that Ms. Neyland is qualified to serve as one of our directors due to Ms. Neyland’s prior service in real estate and banking.

 Kerry D. Vandell has served as one of our independent directors since August 2013. Dr. Vandell also served as an independent director of SIR from October 2012 to August 2015. In March 2016, Dr. Vandell was appointed as an independent member of the board of directors of the PREDEX Fund, a mutual fund invested in privately offered, non-traded, perpetual-life institutional real estate funds. Dr. Vandell currently serves as the Dean’s Professor Emeritus of Economics and Public Policy and Director Emeritus of the Center for Real Estate at the Paul Merage School of Business at the University of California-Irvine (UCI), having joined UCI in July 2006. He also has held courtesy appointments at UCI’s School of Law and the Department of Planning, Policy and Design in the School of Social Ecology since 2008. Before joining UCI, Dr. Vandell was on the faculty of the University of Wisconsin-Madison for 17 years (1989-2006), where he served as the Tiefenthaler Chaired Professor of Real Estate and Urban Land Economics, the Director of the Center for Urban Land Economics Research, and the Chairman of the Department of Real Estate and Urban Land Economics. His first academic appointment was at Southern Methodist University (1976-1989), where he ultimately served as Professor and Chairman of the Department of Real Estate and Regional Science. Dr. Vandell has researched and consulted extensively in the areas of real estate investment, urban/real estate/environmental economics, mortgage finance, housing economics and policy, and valuation theory and is principal in the consulting firm KDV Associates, providing expert testimony in major litigation matters internationally. He has also previously served as a board member for firms representing the commercial banking, REIT and shopping center sectors. Dr. Vandell received his Ph.D. from the Massachusetts Institute of Technology in Urban Studies and Planning, his M.C.P. in City and Regional Planning from Harvard University, and his undergraduate and master’s degrees in Mechanical Engineering from Rice University. He has authored or co-authored over 70 publications and has been invited to provide numerous presentations on the topics of finance, economics and real estate.
 Our board of directors, excluding Dr. Vandell, has determined that Dr. Vandell is qualified to serve as one of our directors due to Dr. Vandell’s prior position as a real estate and finance professor and extensive consultative experience in the real estate industry.
 G. Brian Christie has served as one of our independent directors since August 2013. Mr. Christie has practiced as an attorney in the real estate, corporate and banking fields since 1979. Mr. Christie currently serves as a principal of Christie Law Firm, a position he has held since 2005. From 1998 to 2005, Mr. Christie served as Chief Executive Officer of Liti Holographics, Inc., a 3-D optical technology company. From 1992 to 1997, Mr. Christie served as a Director, Executive Vice President and General Counsel of ARV Assisted Living, Inc., or ARV, a company which acquired, developed and operated multifamily apartments, senior apartments and assisted living apartments. While at ARV, Mr. Christie played an integral role in the listing of ARV on NASDAQ. Prior to joining ARV, Mr. Christie was a partner at the law firm of Good, Wildman, Hegness and Walley. Mr. Christie received a Bachelor of Arts from Calvary Bible College, a Master of Theology from Dallas Theological Seminary and a Juris Doctor from the University of Texas Law School. Mr. Christie is a member of the State Bar of California, the State Bar of Virginia, the State Bar of Texas (inactive), and the American Bar Association.
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
Ned W. Brines has served as one of our independent directors since March 2020. Mr. Brines also served as an independent director of SIR from October 2012 to March 2020, an independent director of STAR III from January 2016 to March 2020 and served as an independent trustee of Stira Alcentra Global Credit Fund from March 2017 to May 2019. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the Citizen Trust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment adviser firm. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings. From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena, managing its Small Cap Growth Fund with $1.6 billion in assets under management. Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 where he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in assets under management. Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst designation and is involved in various community activities including serving on the investment committee of City of Hope, as well as the Orange County Regional Counsel for San Diego State University.
Our board of directors, excluding Mr. Brines, has determined that Mr. Brines is qualified to serve as one of our directors due to Mr. Brines’ prior investment management experience.
 Stephen R. Bowie has served as one of our independent directors since March 2020. Mr. Bowie also served as an independent director of STAR III from January 2016 to March 2020. Mr. Bowie currently is a partner with Pacific Development Group, a position he has held since 1987, specializing in the development and management of neighborhood and community shopping centers throughout California, with a primary responsibility in the development of new projects. From 1979 to 1987, Mr. Bowie served as president of Bowie Development Company, Inc., a California corporation. Mr. Bowie earned a Bachelor of Science degree in business administration from the University of Southern California. Mr. Bowie is a member of the International Council of Shopping Centers and a licensed real estate broker in California, and serves on multiple boards, including the Northrise University Initiative 501(c)(3) and the Northrise University Board of Trustees.
Our board of directors, excluding Mr. Bowie, has determined that Mr. Bowie is qualified to serve as one of our directors due to Mr. Bowie’s prior experience in the real estate industry.
Kevin J. Keating has served as our Chief Financial Officer and Treasurer since November 2017 and September 2013, respectively, and as our advisor’s Treasurer and Chief Accounting Officer since September 2013, where he focuses on the accounting function and compliance responsibilities for us and our advisor. Mr. Keating also served as Chief Financial Officer and Treasurer of SIR, positions he held from November 2017 and April 2011, respectively, through the SIR Merger in March 2020, and Chief Financial Officer and Treasurer of STAR III from November 2017 and August 2015, respectively, through the STAR III Merger in March 2020. Mr. Keating served as the controller of SIR from January 2011 to March 2011. Mr. Keating served as Senior Audit Manager with BDO, USA, LLP (formerly BDO Seidman, LLP), an accounting and audit firm, from June 2006 to January 2011. From June 2004 to June 2006, Mr. Keating served as Vice President and Corporate Controller of Endocare, Inc., a medical device manufacturer. Mr. Keating has extensive experience working with public companies and served as Assistant Controller and Audit Manager for Ernst & Young LLP from 1988 to 1999. Mr. Keating holds a Bachelor of Science in Accounting from St. John’s University in New York, New York and is a certified public accountant.
 Ana Marie del Rio has served as our Secretary and Compliance Officer since September 2013. Ms. del Rio also served as Secretary and Compliance Officer of SIR, positions she held from its inception in May 2009 through the SIR Merger in March 2020, and Secretary and Compliance Officer of STAR III, positions held from August 2015 through the STAR III Merger in March 2020. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages its Legal Services and Risk Management Departments. Ms. del Rio works closely with Steadfast Management Company, Inc. in the management of Steadfast Companies’ residential apartment homes, especially in the area of compliance.
Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access, a nonprofit corporation, and is a lecturer for the University of California, Irvine, School of Law, Community and Economic Development Clinic.

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
With respect to investments, the investment committee has the authority to approve all acquisitions, developments and dispositions of real estate and real estate-related assets consistent with our investment objectives, for a purchase price, total project cost or sales price of up to 10% of the cost of our total assets as of the date of investment. Approval of our board of directors is required with respect to acquisitions, developments and dispositions of real estate and real estate-related assets with a purchase price, total project cost or sales price of more than 10% of the cost of our total assets as of the date of investment.
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

Special Committee

Our board of directors has established a special committee. The special committee’s function is limited to the evaluation, negotiation and approval of (1) any agreement, arrangement or other transaction by and between our company, our advisor or any other affiliate of our sponsor related to compensation payable by our company to our advisor or any other affiliate of our sponsor in connection with the pursuit of strategic alternatives; (2) any strategic alternatives in which a counter party has expressed an interest in the contemporaneous or subsequent purchase of any other transaction related to Steadfast Companies; and (3) any other transaction which the board specifically identifies and delegates authority to the special committee. The members of the special committee are Thomas Purcell, G. Brian Christie and Kerry Vandell, with Mr. Purcell serving as the chairman of the committee.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2019, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2019.

Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastreits.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure by posting such information on our website as necessary.
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
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash in 2019(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
G. Brian Christie(2)(3)	$153,500	$26,389	$—	$—	$—	$—	$179,889
Thomas H. Purcell(2)(3)	160,000	26,389	—	—	—	—	186,389
Kerry D. Vandell(2)(3)	162,500	26,389	—	—	—	—	188,889
Ned W. Brines(4)	—	—	—	—	—	—	—
Stephen R. Bowie(4)	—	—	—	—	—	—	—
Ella S. Neyland(5)	—	—	—	—	—	—	—
Rodney F. Emery(5)	—	—	—	—	—	—	—
	$476,000	$79,167	$—	$—	$—	$—	$555,167
_________________

(1)
The amounts shown in this column include payments made to members of the special committee, which was formed during the year ended December 31, 2018. The members of the special committee are our independent directors. It was agreed that each independent director will receive retainers of $42,500 with the special committee chairperson receiving an additional $7,500. In addition, each member receives meeting fees as described below; provided there is no daily limit for special committee meeting fees.

(2)	Independent directors.

(3)
On November 6, 2019, each of our three independent directors was granted 1,666 shares of restricted common stock in connection with their re-election to the board of directors pursuant to our Independent Directors Compensation Plan (described below). The grant date fair value of the stock was $15.84 per share for an aggregate amount of $26,389 for each independent director. Of these shares of restricted common stock granted in 2019, each independent director had 1,250 shares of restricted common stock that remain unvested as of December 31, 2019. The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted, computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(4)	On March 6, 2020, we issued 3,333 restricted shares of our common stock to each of Ned W. Brines and Stephen R. Bowie in connection with their appointment to our board of directors.

(5)	Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $55,000 (the audit committee chairperson receives an additional $10,000 annual retainer);

•	$2,500 for each in-person board of directors meeting attended;

•	$1,500 for each in-person committee meeting attended; and

•	$1,000 for each teleconference meeting of the board of directors or committee.
We will not pay in excess of $4,000 for any one set of meetings attended on any given day.
Equity Plan Compensation
Our board of directors has approved and adopted the Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan, or the Plan, which operates as a sub-plan of the Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan, or the Incentive Plan. Under the Incentive Plan and subject to such Incentive Plan’s conditions and restrictions, each of our current independent directors was entitled to receive 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds from our public offering. Each subsequent independent director that joins our board of directors receives 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she receives 1,666 shares of restricted common stock. Grants of restricted common stock are subject to share availability under the Incentive Plan. The shares of restricted common stock granted pursuant to the Incentive Plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or “disability”, or (2) a “change in control” of the Company (as such terms are defined in the Incentive Plan).
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
ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the Incentive Plan as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	960,013
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	960,013

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 6, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	382,764	*
G. Brian Christie	13,329	*
Thomas H. Purcell(4)	19,248	*
Kerry D. Vandell	15,109	*
Ned W. Brines	32,316	*
Stephen R. Bowie	18,698	*
Ella S. Neyland	7,834	*
Kevin J. Keating	4,241	*
Ana Marie del Rio	11,173	*
All officers and directors as a group (seven persons)	504,712	*
_________________
*                 Less than 1% of the outstanding common stock.
(1)              The address of each named beneficial owner is c/o Steadfast Apartment REIT, Inc., 18100 Von Karman Avenue, Suite 500, Irvine, CA, 92612.
(2)             None of the shares are pledged as security.
(3)              Includes 26,687 shares owned by Steadfast REIT Investments, LLC, 289,746 shares owned by Steadfast Income Advisor, LLC and 11,440 shares owned by Steadfast Apartment Advisor III, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery.

(4)	Includes 3,704 shares owned by THP Management, LLC, which is primarily owned and controlled by Thomas H. Purcell.

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2019 involving us, our directors, our advisor, our sponsor and any affiliate thereof and all such proposed transactions. See also Note 7 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, our sponsor purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. Our sponsor is majority owned and controlled indirectly by Rodney F. Emery, our chairman of the board of directors and chief executive officer. On September 3, 2013, our advisor purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. As of December 31, 2019, our advisor owned 100% of our outstanding convertible stock. We are the general partner of our operating partnership. Steadfast Apartment REIT Limited Partner, LLC, our wholly-owned subsidiary, has made a $1,000 capital contribution to our operating partnership as the initial limited partner. Following the SIR Merger and STAR Merger, our sponsor owned 26,687 shares of our common stock.
Prior to the mergers, our then outstanding convertible stock would convert into shares of our common stock if and when: (A) we have made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we list our common stock for trading on a national securities exchange, or (C) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement). In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the convertible stock will be repurchased by us for $1.00. In general, each share of our convertible stock would convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion. Shares of our convertible stock are not paid dividends and as of the date hereof all shares of convertible stock remained outstanding. Following the SIR Merger and STAR Merger, our sponsor exchanged the convertible stock for new Class A convertible stock with substantially similar terms as described above, but which also takes into account distributions received by SIR and STAR III stockholders prior to the mergers. See “—Class A Convertible Stock.”
Our Relationships with our Advisor and our Sponsor
Steadfast Apartment Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related assets, subject to oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor is owned by our sponsor. Mr. Emery, our chairman of the board and chief executive officer, owns an 86% interest in Steadfast REIT Holdings, LLC, or Steadfast Holdings, the parent of our sponsor. Ms. Ana Marie del Rio, our secretary, owns a 7% interest in Steadfast Holdings. Since 2014, Ms. Neyland has earned an annual 5% profit interest from Steadfast Holdings. Crossroads Capital Multifamily, LLC, or Crossroads Capital Multifamily, owns a 25% membership interest in our sponsor. Pursuant to the Third Amended and Restated Operating Agreement of our sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily are subordinated to distributions to the other member of our sponsor, Steadfast REIT Holdings, until Steadfast Holdings has received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.
We and our operating partnership entered into the advisory agreement with our advisor and our operating partnership which had a one-year term expiring December 13, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without cause or penalty upon 60 days’ written notice and immediately upon fraud, criminal conduct, willful misconduct, gross negligence or material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees. In connection with the SIR Merger and STAR III Merger, we entered into an Amended and Restated Advisory Agreement, effective as of March 6, 2020. See “—Amended and Restated Advisory Agreement.”
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
Fees and Expense Reimbursements Paid to our Advisor
Pursuant to the terms of our advisory agreement, we paid our advisor the fees described below during the year ended December 31, 2019.

•
We paid our advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement of any real property or real estate-related asset acquired. For the year ended December 31, 2019, we incurred and paid to our advisor acquisition fees of $48,343.

•
We paid our advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we paid our advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, we and our advisor agreed to a loan coordination fee of $100,000 per loan refinanced. For the year ended December 31, 2019, we incurred $942,833 and paid $342,833 of loan coordination fees.

•
We paid our advisor an annual investment management fee that is payable monthly in an amount equal to one-twelfth of 1.0% of (1) the cost of investments in real properties and real estate-related assets acquired directly by us or (2) our allocable cost of each investment in real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. For the year ended December 31, 2019, we incurred investment management fees to our advisor of $16,722,860. During the same period we paid $12,632,561 in investment management fees to our advisor.

•
We paid our advisor a disposition fee of up to one-half of the brokerage commissions paid but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold if our advisor or its affiliates provides a substantial amount of services, as determined by a majority of our independent directors, in connection with the sale of a real property or real estate-related asset. To the extent the disposition fee is paid upon the sale of any assets other than real property, it will be included as an operating expense for purposes of the 2%/25% Guidelines (discussed below). With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2019, we incurred $591,000 and paid $0 of disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses described below.

•
We reimbursed our advisor and its affiliates for organization and offering expenses for actual legal, accounting, tax, printing mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs, and amounts to reimburse our advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our advisor. For the year ended December 31, 2019, we incurred $0 and paid $228,665 to our advisor for the reimbursement of organization and offering expenses. Following the termination of our initial public offering, our advisor had an obligation to reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us exceeded 15% of the gross proceeds raised in the initial public offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our public offering.

•
Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for all expenses incurred by our advisor in providing services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our advisor pays to our executive officers. For the year ended December 31, 2019, we incurred and reimbursed our advisor $1,826,725 and $1,457,164 for administrative services.

•
We reimburse our advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees at acquisition) relating to the purchase of an investment do not exceed 4.5% of the contract price of the property unless such excess is approved by our board of directors. For the year ended December 31, 2019, we incurred and reimbursed our advisor acquisition expenses of $650,041 and $651,648, respectively.

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
For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our shares of common stock, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close) and investment management fees, (7) real estate commissions on the sale of a real property, and (8) other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
At December 31, 2019, our total operating expenses did not exceed the 2%/25% Guideline.
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

•
We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission will be paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. For the year ended December 31, 2019, we paid $228,665 in selling commissions to our dealer manager. We terminated our initial public offering on March 24, 2016, and as of December 31, 2019, expect to pay trailing selling commissions subsequent to that date of $71,287.

•
We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the year ended December 31, 2019, no dealer manager fees were paid to our dealer manager.

Fees and Reimbursements Paid to Our Property Manager

•
We have entered into property management agreements (each, as amended from time to time, a “property management agreement”) with Steadfast Management Company, Inc., or the property manager, an affiliate of our sponsor, or the “property manager”, in connection with the management of our multifamily properties. Pursuant to each property management agreement, we pay the property manager a monthly management fee equal to a range from 2.5% to 3.0% of each property’s gross revenues (as defined in the respective property management agreements) for each month. Each property management agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless either party gives prior 60 days’ notice of its desire to terminate the property management agreement, provided that we may terminate the property management agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the property manager or its employees or upon an uncured breach of the agreement upon 30 days’ prior written notice to the property manager. For the year ended December 31, 2019, we incurred $5,016,845 and paid $5,009,096 of property management fees to our property manager.

•
The property management agreements specify that we are to reimburse the property manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2019, we incurred and reimbursed on-site personnel costs of $15,230,722 and $15,155,066, respectively, to our property manager.

•
The property management agreements also specify certain other fees payable to the property manager for benefit administration, information technology infrastructure, licenses, support, and training services and capital expenditures supervision. For the year ended December 31, 2019, we incurred and reimbursed other fees of $3,478,456 and $3,451,202, respectively. For the year ended December 31, 2019, we incurred and reimbursed capital expenditures of $107,576.

Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, SIR, our operating partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, and SIR Merger Sub entered into the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share converted into 0.5934 shares of our common stock.

Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, STAR III, our operating partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, and STAR III Merger Sub entered into the STAR III Merger Agreement.
Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 1.430 shares of our common stock.
Each of SIR and STAR III were non-listed REITs sponsored by our sponsor and their external advisors were affiliates of our advisor.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
As of the closing of the mergers, our portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, our portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).
Amended and Restated Advisory Agreement
Concurrently with the execution of the merger agreements, we and our advisor entered into the Amended and Restated STAR Advisory Agreement, or the Amended STAR Advisory Agreement, which became effective at the effective time of the mergers. Among other things, the Amended STAR Advisory Agreement provided for incentive and performance fees to be paid to our advisor in certain circumstances.
On March 5, 2020, we and our advisor entered into the Amended and Restated STAR Advisory Agreement (the “A&R Advisory Agreement”), which became effective at the effective time of the mergers and the Amended STAR Advisory Agreement described above never took effect. The A&R Advisory Agreement, among other things, removes any incentive fees and performance fees that our advisor would have been entitled to receive under the Amended STAR Advisory Agreement before its election to receive the Class A convertible stock.
The A&R Advisory Agreement also changes the fees structure paid to our advisor following the merger. The fees earned by our advisor pursuant to the A&R Advisory Agreement are more fully described in the table below.

Type of Fee	Combined Company Rates Per A&R Advisory Agreement
Investment Management	1.0% (50% cash & 50% stock)
Acquisition	0.5%
Disposition	0.5%
Financing	0.5%
Refinancing	0.5% (all stock)
__________________________
Class A Convertible Stock
In connection with the mergers, we and our advisor exchanged the then outstanding convertible stock for new Class A convertible stock. The Class A convertible stock will be converted into shares of our common stock if (1) we have made total distributions of money or other property by us, SIR and STAR III to their respective holders of common shares (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the mergers), which we refer to collectively as the “Class A Distributions,” equal to the original issue price of our shares of common stock, shares of common stock of SIR and shares of common stock of STAR III, or the Common Equity, plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) we list our common stock for trading on a national securities exchange or enter into a merger whereby holders of our common stock receive listed securities of another issuer or (3) our advisory agreement is terminated or not renewed (other than for “cause” as defined in our advisory agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A convertible stock will be converted into a number of shares of our common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of our outstanding common shares on an as-converted basis as of the date of Triggering Event. In the event of a termination or non-renewal of our advisory agreement for cause, all of the shares of the Class A convertible stock will be repurchased by us for $1.00.
Payments to our Construction Manager

•
We have entered into construction management agreements with Pacific Coast Land & Construction, Inc., or the construction manager, an affiliate of our sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain of our properties. The construction management fee payable with respect to each property under the construction management agreement ranged from 8.0% to 12.0% of the costs of the improvements for which the construction manager has planning and oversight authority. Generally, each construction management agreement can be terminated by either party with 30 days’ prior written notice to the other party. For the year ended December 31, 2019, we incurred $1,340,387 and paid $1,306,911 of construction management fees to our construction manager.

•
The construction management agreements also specify that we are to reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. We may also reimburse the construction manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2019, we incurred and reimbursed labor costs of $467,295 and $487,973, respectively, to our construction manager.

Other Transactions

•
We deposit amounts with an affiliate of our sponsor to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our sponsor. Upon filing a major claim, proceeds from the insurance deductible account may be used by us or another affiliate of our sponsor. In addition, we deposit amounts with an affiliate of our sponsor to cover the cost of property and property related insurance across certain of our properties. For the year ended December 31, 2019, we incurred and funded $2,301,972 and $2,742,723, respectively, into the prepaid insurance deductible and property insurance accounts to an affiliate of our sponsor and earned and received $0 and $75,000 in insurance proceeds from an affiliate of our sponsor upon filing claims.

•	We rent apartment homes to an affiliate of our sponsor for use as regional offices. For the year ended December 31, 2019, we earned and received $58,980 of rental revenue from our affiliates.

•
We entered into a development services agreement with Steadfast Multifamily Development, Inc., an affiliate of our advisor, or the developer, in connection with the Garrison Station development project, pursuant to which the developer will receive a development fee equal to 4% of the hard and soft costs of the development project as specified in the development services agreement and reimbursement for certain expenses for overseeing the development project. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery by the developer to us of a certificate of occupancy. For the year ended December 31, 2019, we incurred $151,071 and paid $100,714 of development services fees to the developer.

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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors and all of the members of the audit committee are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our board of directors has determined that G. Brian Christie, Thomas H. Purcell, Kerry D. Vandell, Ned W. Brines and Stephen R. Bowie each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received any compensation from us or any such other entities except for compensation directly related to service as a director. Therefore, we believe that all of these directors are independent directors.
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2019 and 2018, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2019 and 2018 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit fees	$529,125	$497,652
Audit-related fees	208,334	—
Tax fees	120,718	111,033
All other fees	—	1,720
Total	$858,177	$610,405
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
The following financial statement schedule is included herein at page F-41 of this report:
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

4.6	Account Update Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049)
4.7*	Description of Steadfast Apartment REIT, Inc. Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934
10.1
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.2
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.3
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.4
Amendment No. 3 to the Advisory Agreement, made and entered into as of November 9, 2016, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2016)

10.5
Amendment No. 4 to the Advisory Agreement, made and entered into as of November 8, 2017, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2017)

10.6
Amendment No. 5 to the Advisory Agreement, made and entered into as of November 7, 2018, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 8, 2018)

10.7
Amended and Restated STAR Advisory Agreement, dated as of August 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

10.8
Amendment No. 6 to the Advisory Agreement, made and entered into as of November 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 7, 2019)

10.9	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2014)
10.10	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.11
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

10.12
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 5, 2017)

10.13
Multifamily Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 29, 2017, by and between STAR Cumberland, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 5, 2017)

10.14
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Cumberland, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 5, 2017)

10.15
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 5, 2017)

10.16
Multifamily Note, made as of November 29, 2017, by STAR Cumberland, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed December 5, 2017)

10.17
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed December 5, 2017)

10.18
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by and between STAR Park Valley, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed December 5, 2017)

10.19
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Park Valley, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed December 5, 2017)

10.20
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed December 5, 2017)

10.21
Multifamily Note, made as of November 29, 2017, by STAR Park Valley, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed December 5, 2017)

10.22
Multifamily Loan and Security Agreement, made as of November 29, 2017, by and between STAR Horseshoe, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed December 5, 2017)

10.23
Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated as of November 29, 2017, by STAR Horseshoe, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed December 5, 2017)

10.24
Assignment of Management Agreement and Subordination of Management Fees, dated as of November 29, 2017, by and among STAR Horseshoe, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed December 5, 2017)

10.25
Guaranty, dated as of November 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed December 5, 2017)

10.26
Multifamily Note, made as of November 29, 2017, by STAR Horseshoe, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed December 5, 2017)

10.27
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2018)

10.28
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Delano, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2018)

10.29
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Delano, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2018)

10.30
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed January 4, 2018)

10.31
Multifamily Note, made as of December 29, 2017, by STAR Delano, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed January 4, 2018)

10.32
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed January 4, 2018)

10.33
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by and between STAR Meadows, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed January 4, 2018)

10.34
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Meadows, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed January 4, 2018)

10.35
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed January 4, 2018)

10.36
Multifamily Note, made as of December 29, 2017, by STAR Meadows, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed January 4, 2018)

10.37
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed January 4, 2018)

10.38
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 2017, by STAR Monticello, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K filed January 4, 2018)

10.39
Assignment of Management Agreement and Subordination of Management Fees, dated as of December 29, 2017, by and among STAR Monticello, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 8-K filed January 4, 2018)

10.40
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed January 4, 2018)

10.41
Multifamily Note, made as of December 29, 2017, by STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed January 4, 2018)

10.42
Master Credit Facility Agreement dated as of July 31, 2018, by and among STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC, STAR at Spring Hill, LLC and Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed November 8, 2018)

10.43
Multifamily Note ($82,750,350) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed November 8, 2018)

10.44
Multifamily Note ($137,917,250) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed November 8, 2018)

10.45
Multifamily Note ($331,001,400) dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed November 8, 2018)

10.46
Guaranty of Non-Recourse Obligations dated as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 8, 2018)

10.47
Environmental Indemnity Agreement dated as of July 31, 2018, by STAR 1250 West, LLC, STAR Brookfield, LLC, STAR Bella Terra, LLC, STAR Carrington KC, LLC, STAR Summer Valley, LLC, STAR Wetherington, LLC, STAR Eagle Lake, LLC, STAR Harrison Place, LLC, STAR Hearthstone, LLC, STAR McGinnis Ferry, LLC, STAR T-Bone, LLC, STAR Preston Hills, LLC, STAR Randall Highlands, LLC, STAR Hubbard, LLC, STAR Terrace Cove, LLC and STAR at Spring Hill, LLC for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q filed November 8, 2018)

10.48
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed November 8, 2018)

10.49
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed November 8, 2018)

10.50
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Barrett Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed November 8, 2018)

10.51
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed November 8, 2018)

10.52
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Barrett Lakes, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed November 8, 2018)

10.53
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed November 8, 2018)

10.54
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed November 8, 2018)

10.55
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR East Cobb, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed November 8, 2018)

10.56
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed November 8, 2018)

10.57
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR East Cobb, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed November 8, 2018)

10.58
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed November 8, 2018)

10.59
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing) (Tennessee), made as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed November 8, 2018)

10.60
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, and among STAR Heritage Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q filed November 8, 2018)

10.61
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed November 8, 2018)

10.62
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Heritage Place, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed November 8, 2018)

10.63
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Oasis, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q filed November 8, 2018)

10.64
Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Colorado), effective as of July 31, 2018, by STAR Oasis, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 8, 2018)

10.65
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-Q filed November 8, 2018)

10.66
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q filed November 8, 2018)

10.67
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Oasis, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q filed November 8, 2018)

10.68
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q filed November 8, 2018)

10.69
Multifamily Mortgage, Assignment of Rents and Security Agreement (Alabama), made as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q filed November 8, 2018)

10.70
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Ridge Crossings, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q filed November 8, 2018)

10.71
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-Q filed November 8, 2018)

10.72
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Ridge Crossings, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q filed November 8, 2018)

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
99.2
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 12, 2020

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Assets:
Real Estate:
Land	$151,294,208	$151,294,208
Building and improvements	1,369,256,465	1,342,307,250
Total real estate held for investment, cost	1,520,550,673	1,493,601,458
Less accumulated depreciation and amortization	(277,033,046)	(206,006,568)
Total real estate held for investment, net	1,243,517,627	1,287,594,890
Real estate held for development	5,687,977	—
Real estate held for sale, net	21,665,762	69,044,852
Total real estate, net	1,270,871,366	1,356,639,742
Cash and cash equivalents	74,806,649	58,604,804
Restricted cash	73,614,452	13,858,768
Rents and other receivables	2,032,774	1,836,406
Assets related to real estate held for sale	118,570	275,203
Other assets	5,513,315	2,923,725
Total assets	$1,426,957,126	$1,434,138,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$30,265,713	$30,066,810
Notes Payable:
Mortgage notes payable, net	560,098,815	502,143,306
Credit facilities, net	548,460,230	548,012,437
Total notes payable, net	1,108,559,045	1,050,155,743
Distributions payable	4,021,509	3,953,499
Due to affiliates	7,305,570	1,711,168
Liabilities related to real estate held for sale	788,720	2,263,468
Total liabilities	1,150,940,557	1,088,150,688
Commitments and contingencies (Note 9)
Redeemable common stock	1,202,711	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,999,000 shares authorized, 52,607,695 and 51,723,801 shares issued and outstanding at December 31, 2019 and 2018, respectively	526,077	517,238
Convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding as of December 31, 2019 and 2018, respectively	10	10
Additional paid-in capital	698,453,981	684,140,823
Cumulative distributions and net losses	(424,166,210)	(338,670,111)
Total stockholders’ equity	274,813,858	345,987,960
Total liabilities and stockholders’ equity	$1,426,957,126	$1,434,138,648

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$172,445,306	$167,709,639	$161,595,441
Other income	1,090,373	1,414,549	1,441,518
Total revenues	173,535,679	169,124,188	163,036,959
Expenses:
Operating, maintenance and management	43,473,179	42,490,381	41,133,450
Real estate taxes and insurance	25,152,761	23,501,730	22,745,539
Fees to affiliates	25,861,578	25,976,226	24,343,413
Depreciation and amortization	73,781,883	70,993,280	68,417,556
Interest expense	49,273,750	44,374,484	34,944,073
General and administrative expenses	7,440,680	6,386,131	5,244,554
Total expenses	224,983,831	213,722,232	196,828,585
Loss before other income (expenses)	(51,448,152)	(44,598,044)	(33,791,626)
Other income (expenses):
Gain on sales of real estate, net	11,651,565	—	—
Interest income	865,833	271,478	20,491
Insurance proceeds in excess of losses incurred	448,047	201,717	147,294
Loss on debt extinguishment	(41,609)	(4,975,497)	—
Total other income (expenses)	12,923,836	(4,502,302)	167,785
Net loss	$(38,524,316)	$(49,100,346)	$(33,623,841)
Loss per common share — basic and diluted	$(0.74)	$(0.96)	$(0.67)
Weighted average number of common shares outstanding — basic and diluted	52,204,410	51,312,947	50,358,618

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	49,698,486	$496,985	1,000	$10	$625,996,383	$(164,445,092)	$462,048,286
Issuance of common stock	1,583,829	15,838	—	—	23,322,254	—	23,338,092
Transfers to redeemable common stock	—	—	—	—	(10,025,412)	—	(10,025,412)
Repurchase of common stock	(439,675)	(4,397)	—	—	(6,186,340)	—	(6,190,737)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	(45,321,063)	(45,321,063)
Amortization of stock-based compensation	—	—	—	—	79,858	—	79,858
Net loss	—	—	—	—	—	(33,623,841)	(33,623,841)
BALANCE, December 31, 2017	50,842,640	508,426	1,000	10	633,186,743	(243,389,996)	390,305,183
Issuance of common stock	1,512,493	15,125	—	—	22,698,850	—	22,713,975
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	37,028,102	—	37,028,102
Repurchase of common stock	(631,332)	(6,313)	—	—	(8,879,903)	—	(8,886,216)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	(46,179,769)	(46,179,769)
Amortization of stock-based compensation	—	—	—	—	74,617	—	74,617
Net loss	—	—	—	—	—	(49,100,346)	(49,100,346)
BALANCE, December 31, 2018	51,723,801	517,238	1,000	10	684,140,823	(338,670,111)	345,987,960
Issuance of common stock	1,359,564	13,596	—	—	21,208,786	—	21,222,382
Repurchase of common stock	(475,670)	(4,757)	—	—	(6,966,878)	—	(6,971,635)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	(46,971,783)	(46,971,783)
Amortization of stock-based compensation	—	—	—	—	71,250	—	71,250
Net loss	—	—	—	—	—	(38,524,316)	(38,524,316)
BALANCE, December 31, 2019	52,607,695	$526,077	1,000	$10	$698,453,981	$(424,166,210)	$274,813,858
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(38,524,316)	$(49,100,346)	$(33,623,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,781,883	70,993,280	68,417,556
Loss on disposal of buildings and improvements	204,344	493,941	109,321
Amortization of deferred financing costs	1,019,355	1,056,545	1,012,380
Amortization of stock-based compensation	71,250	74,617	79,858
Change in fair value of interest rate cap agreements	225,637	(87,160)	447,668
Gain on sales of real estate	(11,651,565)	—	—
Amortization of loan discount	—	207,074	354,984
Loss on debt extinguishment	41,609	4,975,497	—
Insurance claim recoveries	(822,569)	(441,087)	(341,250)
Changes in operating assets and liabilities:
Rents and other receivables	(271,366)	(114,341)	(60,878)
Other assets	186,991	(151,179)	279,756
Accounts payable and accrued liabilities	(327,620)	6,290,350	(1,380,056)
Due to affiliates	5,144,622	(639,916)	(625,107)
Net cash provided by operating activities	29,078,255	33,557,275	34,670,391
Cash Flows from Investing Activities:
Acquisition of real estate held for development	(2,158,815)	—	—
Additions to real estate investments	(26,689,336)	(18,049,643)	(26,826,024)
Additions to real estate held for development	(2,920,469)	—	—
Escrow deposits for pending real estate acquisitions	(2,800,300)	(100,000)	—
Capitalized acquisition costs related to mergers	(704,298)	—	—
Purchase of interest rate cap agreements	(18,000)	(43,200)	(300,000)
Net proceeds from sales of real estate investments	57,107,943	—	—
Proceeds from settlement of interest rate cap agreements	—	270,000	—
Proceeds from insurance claims	897,569	441,087	341,250
Net cash provided by (used in) investing activities	22,714,294	(17,481,756)	(26,784,774)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	261,645,000	160,850,000	197,832,000
Principal payments on mortgage notes payable	(202,728,946)	(611,459,963)	(289,590)
Borrowings from credit facilities	—	562,669,000	10,000,000
Principal payments on credit facilities	—	(56,000,000)	(186,300,000)
Payments of commissions on sale of common stock and related dealer manager fees	(228,665)	(229,973)	(234,942)
Payment of loan financing deposits	(452,300)	—	—
Payment of deferred financing costs	(1,573,716)	(4,528,781)	(965,063)
Payment of debt extinguishment costs	—	(1,019,491)	—
Distributions to common stockholders	(25,681,391)	(23,399,025)	(21,884,846)
Repurchase of common stock	(6,971,635)	(8,886,216)	(6,190,737)
Net cash provided by (used in) financing activities	24,008,347	17,995,551	(8,033,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,800,896	34,071,070	(147,561)
Cash, cash equivalents and restricted cash, beginning of year	72,738,775	38,667,705	38,815,266
Cash, cash equivalents and restricted cash, end of year	$148,539,671	$72,738,775	$38,667,705

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid (net of capitalized interest of $106,523, $0 and $0, respectively)	$48,080,199	$41,773,839	$32,842,583
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$4,021,509	$3,953,499	$3,886,730
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$21,222,382	$22,713,975	$23,338,092
Redeemable common stock	$1,202,711	$—	$36,397,062
Redemptions payable	$797,289	$2,000,000	$2,631,038
Accounts payable and accrued liabilities from additions to real estate investments	$1,013,254	$838,202	$1,779,899
Due to affiliates from additions to real estate investments	$128,536	$41,091	$188,175
Accounts payable & accrued liabilities from capitalized acquisition costs related to the mergers	$925,748	$—	$—
Accounts payable & accrued liabilities from additions to real estate held for development	$293,325	$—	$—
Due to affiliates for commissions on sale of common stock and related dealer manager fees	$71,288	$299,952	$562,339
Restricted cash held as substitution deposit for MCFA from proceeds from sales of real estate investments	$36,740,983	$—	$—
Operating lease right-of-use asset, net	$32,917	$—	$—
Operating lease liabilities, net	$35,413	$—	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2019, the Company owned 32 multifamily properties comprising a total of 11,195 apartment homes and one parcel of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of December 31, 2019, the Company had issued 54,276,237 shares of common stock for gross offering proceeds of $809,562,356, including 6,662,210 shares of common stock issued pursuant to the DRP for gross offering proceeds of $99,127,477.
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
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated December 13, 2013, by and among the Company, Steadfast Apartment REIT Operating Partnership, L.P. (the “Operating Partnership”) and the Advisor (as may be amended, the “Advisory Agreement”). The Advisory Agreement is subject to annual renewal by the Company’s board of directors. In connection with the closing of the Mergers (defined and discussed below), the Company and the Advisor entered into an Amended and Restated Advisory Agreement dated March 6, 2020. The current term of the Advisory Agreement expires on March 6, 2021. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

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
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, the Company, Steadfast Income REIT, Inc. (“SIR”), the Operating Partnership, the operating partnership of SIR and SI Subsidiary, LLC, a wholly-owned subsidiary of the Company (“SIR Merger Sub”) entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the merger (the “SIR Merger”). Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as the Company’s wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law (“MGCL”), the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share converted into 0.5934 shares of the Company’s common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT III, Inc. (“STAR III”), the Operating Partnership, the operating partnership of STAR III and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company (“STAR III Merger Sub”) entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the merger (the “STAR III Merger”, and together with the SIR Merger, the “Mergers”). Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 1.430 shares of the Company’s common stock.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
As of the closing of the mergers, the Company’s portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, the Company’s portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).
As a result of the completion of the mergers, the Company’s financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only the Company’s stand-alone, historical financial results.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, other than the adoption of Accounting Standards Update (“ASU”) 2016-02, as further described below.
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
Real Estate Assets
Depreciation and Amortization
Real estate costs related to the development, construction and improvement of properties are capitalized. Acquisition costs related to business combinations are expensed as incurred. Acquisition costs related to asset acquisitions are capitalized. On January 1, 2017, the Company early adopted ASU 2017-01, Business Combinations (Topic 805): clarifying the definition of a business (“ASU 2017-01”), that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017-01 now forms part of ASC 805, Business Combinations (“ASC 805”). Repair and maintenance and tenant turnover costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	27.5 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
Prior to its adoption of ASU 2017-01, which now forms part of ASC 805, the Company recorded the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination were measured at their acquisition-date fair values. Acquisition costs were expensed as incurred. Upon adoption of ASU 2017-01, the Company records the acquisition of income-producing real estate or real estate that are used for the production of income as an asset acquisition. All assets acquired and liabilities assumed in the asset acquisition are measured at their acquisition date fair values. Acquisition costs are capitalized and allocated between land, buildings and improvements and tenant origination and associated costs on the consolidated balance sheet.
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
DECEMBER 31, 2019

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
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company did not record any impairment loss on its real estate assets during the years ended December 31, 2019, 2018 and 2017.
Revenue Recognition - Operating Leases
On January 1, 2019, the Company adopted the lease accounting standards under ASC 842, Leases (“ASC 842”), including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term.
In addition, ASC 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of ASC 842, which did not result in a

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of ASC 840, Leases.
In accordance with ASC 842, tenant reimbursements are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under ASC 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard ASC 606, Revenue from Contracts with Customers, and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019. The Company recognized $172,445,306 of rental income related to operating lease payments, of which $17,679,788 was for variable lease payments for the year ended December 31, 2019, respectively.
The Company leases apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable.
Rents and Other Receivables
In accordance with ASC 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2019 and 2018, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash is placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of December 31, 2019, the Company had a restricted cash balance of $73,614,452, which includes $36,740,983 in allocated loan amounts held by the lender of the Company’s master credit facility as collateral for two properties sold during the year, $24,720,969 of cash proceeds from the sale of two properties that are being held by qualified intermediaries as of December 31, 2019 and $12,152,500 related to amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company lenders. As of December 31, 2018, the Company had a restricted cash balance of $13,858,768, which represents amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders. In connection with two property sales completed in 2019, the Company was required to deposit $36,740,983, as collateral for the loan amount allocated in the Company’s master credit facility to the sold properties, $31,749,791 of which was funded from proceeds from the sales of the properties. For more information on the Company’s master credit facility, see Note 5 (Debt).

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Cash and cash equivalents	$74,806,649	$58,604,804
Restricted cash	73,614,452	13,858,768
Assets related to real estate held for sale	118,570	275,203
Total cash, cash and cash equivalents and restricted cash	$148,539,671	$72,738,775
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
As of December 31, 2019 and 2018, the Company did not have any derivatives designated as cash flow or fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
DECEMBER 31, 2019

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$132	$—

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$207,769	$—
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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2019 and 2018, the fair value of the notes payable was $1,153,445,768 and $1,042,358,884, respectively, compared to the carrying value of $1,108,559,045 and $1,050,155,743, respectively.
Accounting for Stock-Based Compensation
The Company amortizes the fair value of stock-based compensation awards to expense over the vesting period and records any dividend equivalents earned as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the year ended December 31, 2019, were based on daily record dates and calculated at a rate of $0.002466 per share per day during the period from January 1, 2019 to December 31, 2019.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the years ended December 31, 2019 and 2018, the Company declared distributions totaling $0.900 and $0.900 per share of common stock, respectively.
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2019, the Company recorded operating expenses of $6,156,934, which includes $1,826,725 incurred by the Advisor and affiliates of the Company, on behalf of the Company, none of which was in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $463,301 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2019.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT under the Internal Revenue Code and has operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2019 and 2018, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

the Company. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years ended December 31, 2019. As of December 31, 2019, the Company’s tax return for calendar year 2018, 2017 and 2016 remain subject to examination by major tax jurisdictions.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements were reclassified to conform to the current period presentation. These reclassifications did not change the results of operations of prior periods. On January 1, 2019, the Company adopted ASU 2016-02, as further described below. As a result, all income earned pursuant to tenant leases is reflected as one line item “Rental Income,” in the consolidated statements of operations. To facilitate comparability, the Company has reclassified the prior period’s lease and non-lease income consistently with the current periods presented.
The table below provides a reconciliation of the prior period presentation of the income statement line items that were reclassified in the Company’s consolidated statements of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient:

	Year Ended December 31,
	2018	2017
Rental income (presentation prior to January 1, 2019)	$150,900,039	$146,032,596
Tenant reimbursements(1) (presentation prior to January 1, 2019)	16,809,600	15,562,845
Rental income (presentation effective January 1, 2019)	$167,709,639	$161,595,441
_________________
(1) Tenant reimbursements include reimbursements for recoverable costs.
Recent Accounting Pronouncements
In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”), by issuing ASU 2016-02, which requires lessees to recognize right-of-use assets and lease liabilities for operating leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 also makes targeted changes to lessor accounting. ASC 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”), ASU 2018-10, Codification Improvements to Topic 842 (“ASU 2018-10”), ASU 2018-11, Targeted Improvements (“ASU 2018-11”) and ASU 2018-20, Leases (Topic 842), Narrow-scope Improvements for Lessors (“ASU 2018-20”). ASC 842 requires a modified retrospective transition approach that was effective in the first quarter of 2019, subject to early adoption. The Company elected an optional transition method that allows entities to initially apply ASC 842 at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company evaluated the impact of ASC 842 on its leases both as it relates to the Company acting as a lessee and as a lessor. As it relates to the Company as lessor, see our revenue recognition policy above.
As it relates to the Company as a lessee, the Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) that allowed the Company, among other things, to not reassess lease classification conclusions or initial direct

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

cost accounting as of December 31, 2018, therefore these leases continue to be accounted for as operating leases. The Company also elected the practical expedient described in ASC 842-20-25-2 not to apply the recognition requirements in ASC 842 to short-term leases and instead, to recognize lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The Company did not experience a material impact on the recognition of leases in the consolidated financial statements because the quantity of leased equipment by the Company is limited and immaterial to the consolidated financial statements. Upon adoption, the Company recognized an initial operating lease right-of-use asset, net, of $7,656 and an operating lease liability, net, of $7,720.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), which clarifies that operating lease receivables accounted for under ASC 842 Leases, are not in the scope of the new credit losses guidance. The effective date and transition requirements for this guidance are the same as for ASU 2016-13. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Based on its evaluation, the Company does not expect a material impact on its consolidated financial statements and related disclosures from the adoption of ASU 2016-13 because the only financial assets that are within the scope of this guidance are rents and other receivables, which materially pertain to operating lease receivables, that are specifically excluded from ASU 2016-13.
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
3.          Real Estate
As of December 31, 2019, the Company owned 32 multifamily properties comprising a total of 11,195 apartment homes and one parcel of land held for the development of apartment homes. The total contract acquisition price of the Company’s real estate portfolio was $1,451,454,728, including development costs. As of December 31, 2019 and 2018, the Company’s portfolio was approximately 94.6% and 93.9% occupied and the average monthly rent was $1,200 and $1,163, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

As of December 31, 2019 and 2018, accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	December 31, 2019
	Assets
	Land	Building and Improvements(1)	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$151,294,208	$1,369,256,465	$1,520,550,673	$5,687,977	$27,285,576
Less: Accumulated depreciation and amortization	—	(277,033,046)	(277,033,046)	—	(5,619,814)
Net investments in real estate and related lease intangibles	$151,294,208	$1,092,223,419	$1,243,517,627	$5,687,977	$21,665,762
____________________

(1)
During the year ended December 31, 2019, the Company capitalized $1,630,046 of costs related to the mergers with SIR and STAR III, included in building and improvements in the accompanying consolidated balance sheets (described further below).

	December 31, 2018
	Assets
	Land	Building and Improvements	Total Real Estate	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$151,294,208	$1,342,307,250	$1,493,601,458	$—	$81,710,446
Less: Accumulated depreciation and amortization	—	(206,006,568)	(206,006,568)	—	(12,665,594)
Net investments in real estate and related lease intangibles	$151,294,208	$1,136,300,682	$1,287,594,890	$—	$69,044,852
Depreciation and amortization expense was $73,781,883, $70,993,280 and $68,417,556 for the years ended December 31, 2019, 2018 and 2017, respectively.
Depreciation of the Company’s buildings and improvements was $73,780,075, $70,993,280 and $67,407,444 for the years ended December 31, 2019, 2018 and 2017, respectively.
Amortization of the Company’s tenant origination and absorption costs was $0, $0 and $1,010,112 for the years ended December 31, 2019, 2018 and 2017, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year. As of March 31, 2017, all tenant origination and absorption costs were fully amortized and written off.
Real Estate Under Development
During the year ended December 31, 2019, the Company acquired the following land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station	Murfreesboro, TN	5/30/2019	$2,469,183	$3,218,794	$5,687,977
Capitalized Acquisition Costs Related to the Then-Pending Mergers with SIR and STAR III
The SIR Merger and STAR III Merger are each accounted for as an asset acquisition. In accordance with the asset acquisition method of accounting, costs incurred to acquire the asset are capitalized as part of the acquisition price. Upon

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

signing both the SIR Merger Agreement and the STAR III Merger Agreement on August 5, 2019, the SIR Merger and STAR III Merger were considered probable of occurring, at which point the Company began to capitalize the merger related acquisition costs to building and improvements in the accompanying consolidated balance sheets. Prior to such date, the merger related acquisition costs were expensed to general and administrative expenses in the accompanying consolidated statements of operations.
Operating Leases
As of December 31, 2019, the Company’s real estate portfolio comprised 11,195 residential apartment homes and was 96.0% leased by a diverse group of residents. The residential lease terms consist of lease durations equal to twelve months or less.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $4,351,837 and $4,130,860 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, no tenant represented over 10% of the Company’s annualized base rent.
2019 Property Dispositions
Randall Highlands Apartments
On March 31, 2015, the Company, through an indirect wholly-owned subsidiary, acquired Randall Highlands Apartments, a multifamily property located in North Aurora, Illinois, containing 146 apartment homes. The purchase price of Randall Highlands Apartments was $32,115,000, exclusive of closing costs. On September 26, 2019, the Company sold Randall Highlands Apartments for $31,000,000, resulting in a gain of $3,329,078, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Randall Highlands Apartments is not affiliated with the Company or the Advisor.
Club at Summer Valley
On August 28, 2014, the Company, through an indirect wholly-owned subsidiary, acquired Club at Summer Valley, a multifamily property located in Austin, Texas, containing 260 apartment homes. The purchase price of Club at Summer Valley was $21,500,000, exclusive of closing costs. On December 27, 2019, the Company sold Club at Summer Valley for $28,100,000, resulting in a gain of $8,322,487, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Club at Summer Valley was not affiliated with the Company or the Advisor.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

The results of operations for the years ended December 31, 2019, 2018 and 2017, through the dates of sale for Randall Highlands Apartments and Club at Summer Valley, were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$5,286,118	$6,023,145	$5,920,141
Other income	31,948	21,334	37,274
Total revenues	5,318,066	6,044,479	5,957,415
Expenses:
Operating, maintenance and management	1,472,787	1,672,252	1,613,247
Real estate taxes and insurance	1,177,087	1,390,246	1,268,383
Fees to affiliates	277,437	255,045	231,384
Depreciation and amortization	1,617,604	2,251,678	2,143,607
Interest expense	—	827,862	1,146,313
General and administrative expenses	37,127	36,585	30,058
Total expenses	4,582,042	6,433,668	6,432,992
Total income (loss)	$736,024	$(389,189)	$(475,577)

Real Estate Held for Sale
Terrace Cove Apartment Homes
As of December 31, 2019, Terrace Cove Apartment Homes, a multifamily property located in Austin, Texas, met all the criteria to be classified as held for sale. Terrace Cove Apartment Homes was sold on February 5, 2020 to an unaffiliated buyer. See Note 12 (Subsequent Events). The real estate, other assets, mortgage notes and other liabilities related to Terrace Cove Apartment Homes are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
The results of operations from Terrace Cove Apartment Homes for the years ended December 31, 2019, 2018 and 2017, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations.

	Year Ended December 31,
	2019	2018	2017
Revenues	$3,699,745	$3,539,193	$3,409,879
Expenses	3,159,989	3,829,428	4,054,472
Total Income (Loss)	$539,756	$(290,235)	$(644,593)

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

4.          Other Assets
As of December 31, 2019 and 2018, other assets consisted of:

	December 31,
	2019	2018
Prepaid expenses	$1,521,084	$1,690,959
Interest rate cap agreements	132	207,769
Escrow deposits for pending real estate acquisitions	2,600,300	100,000
Other deposits	1,342,615	924,997
Operating lease right-of-use assets, net	49,184	—
Other assets	$5,513,315	$2,923,725
5.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of December 31, 2019 and 2018:

	December 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	2	1/1/2025 - 9/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	3.82%	$75,670,000
Fixed rate	14	7/1/2025 - 5/1/2054	3.36%	4.60%	3.96%	488,805,387
Mortgage notes payable, gross	16				3.94%	564,475,387
Deferred financing costs, net(2)						(4,376,572)
Mortgage notes payable, net						$560,098,815

	December 31, 2018
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	8	12/1/2024 - 11/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	4.53%	$277,432,000
Fixed rate	7	7/1/2025 - 5/1/2054	4.34%	4.60%	4.45%	228,127,333
Mortgage notes payable, gross	15				4.49%	505,559,333
Deferred financing costs, net(2)						(3,416,027)
Mortgage notes payable, net						$502,143,306
___________

(1)	See Note 10 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

(2)	Accumulated amortization related to deferred financing costs as of December 31, 2019 and 2018 was $2,215,461 and $1,602,290, respectively.
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
Refinancing Transactions
On September 27, 2019 and October 1, 2019, the Company, through its wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), refinanced $201,762,000 of existing variable rate loans with its existing lender, PNC Bank National Association (“PNC Bank”), with new fixed rate Freddie Mac loans in an aggregate principal amount of $215,934,000. Each of the loans has a maturity date of October 1, 2029. Interest only payments are payable monthly through November 1, 2024, with interest and principal payments due monthly thereafter. The Borrowers paid $809,753 in the aggregate in loan origination fees to PNC Bank in connection with the refinancing, and the Advisor earned loan coordination fees of $600,000. The refinancing transactions are treated as loan modifications in accordance with ASC 470 Debt, with lender direct expenses capitalized as deferred financing costs in mortgage notes payable, net in the accompanying consolidated balance sheets and third-party loan fees expensed in interest expense in the accompanying consolidated statements of operations.
The following is a summary of the refinancing of mortgage notes payable secured by real property during the year ended December 31, 2019:

Property	Closing Date	Lender	Interest Rate	Loan Amount
Delano at North Richland Hills	9/27/2019	PNC Bank	3.56%	$32,159,000
Lakeside at Coppell	9/27/2019	PNC Bank	3.56%	48,251,000
Meadows at North Richland Hills	10/1/2019	PNC Bank	3.56%	26,888,000
Park Valley	10/1/2019	PNC Bank	3.56%	49,100,000
PeakView by Horseshoe Lake	10/1/2019	PNC Bank	3.56%	38,421,000
Reveal on Cumberland	10/1/2019	PNC Bank	3.56%	21,115,000
				$215,934,000

Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month London Interbank Offered Rate (“LIBOR”) plus 2.00%, which then reduces to the one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at December 31, 2019.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

Credit Facilities
Master Credit Facility
On July 31, 2018, (the “Closing Date”), 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. The MCFA provides for three tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; and (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%. The loans have a maturity date of August 1, 2028, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025, with interest and principal payments due monthly thereafter. The Company paid $1,930,842 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $2,758,345. During the year ended December 31, 2019, the Company sold two properties and was required to deposit $36,740,983 as substitution for the loan amount allocated in the MCFA to the sold properties, $31,749,791 of which was funded from proceeds from the sales of the properties.
CME Loans
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
Revolving Line of Credit
On May 18, 2016, the Company entered into a line of credit facility (the “Line of Credit”) with PNC Bank in an amount not to exceed $65,000,000. The Line of Credit provided for advances (each, an “LOC Loan” and collectively, the “LOC Loans”) solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Line of Credit had a maturity date of May 17, 2019, subject to extension (the “LOC Maturity Date”). The Company terminated the Line of Credit in January 2019.
As of December 31, 2019 and 2018, the advances obtained and certain financing costs incurred under the MCFA and the Line of Credit, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table:

	Amount of Advance as of December 31,
	2019	2018
Principal balance on revolving line of credit, gross(1)	$—	$—
Principal balance on master credit facility, gross	551,669,000	551,669,000
Deferred financing costs, net on master credit facility(2)	(3,208,770)	(3,612,316)
Deferred financing costs, net on revolving line of credit(3)	—	(44,247)
Credit facilities, net	$548,460,230	$548,012,437

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

______________

(1)	At December 31, 2018, Landings of Brentwood was pledged as collateral pursuant to the Line of Credit. On January 9, 2019, the Company terminated the Line of Credit.

(2)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of December 31, 2019 and 2018, was $832,187 and $428,641, respectively.

(3)	Accumulated amortization related to deferred financing costs in respect of the Line of Credit as of December 31, 2019 and 2018, was $0 and $280,753, respectively.
Maturities and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2019:

		Maturities During the Years Ending December 31,
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Principal payments on outstanding debt obligations(1)	$1,116,144,387	$1,149,183	$2,298,283	$2,384,828	$3,237,578	$5,720,370	$1,101,354,145
______________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude the amortization of deferred financing costs associated with the notes payable.

The Company’s notes payable contain customary financial and non-financial debt covenants. As of December 31, 2019 and 2018, the Company was in compliance with all debt covenants.
For the years ended December 31, 2019, 2018 and 2017, the Company incurred interest expense of $49,273,750, $44,374,484 and $34,944,074, respectively. Interest expense for the years ended December 31, 2019, 2018 and 2017 includes amortization of deferred financing costs of $1,019,355, $1,056,545 and $1,012,380, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $225,637, $(87,160) and $447,668, amortization of loan discount of $0, $207,074 and $354,984, seasoning fees on the Credit Facility of $0, $0 and $85,426, line of credit commitment fees of $2,137, $57,007 and $45,680 and costs associated with the refinancing of debt of $496,684, $587,520 and $664,880, net of capitalized interest of $106,523, $0 and $0, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
Interest expense of $3,954,686 and $4,006,127 was payable as of December 31, 2019 and 2018, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Primary Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of December 31, 2019, the Company had

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

issued 54,276,237 shares of common stock for offering proceeds of $724,725,222, including 6,662,210 shares of common stock issued pursuant to the DRP for total proceeds of $99,127,477, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering.
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
The issuance and vesting activity for the years ended December 31, 2019, 2018 and 2017 for the restricted stock issued to the Company’s independent directors were as follows:

	Year Ended December 31,
	2019	2018	2017
Nonvested shares at the beginning of the period	7,497	7,497	9,997
Granted shares	4,998	4,998	4,998
Vested shares	(4,998)	(4,998)	(7,498)
Nonvested shares at the end of the period	7,497	7,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the years ended December 31, 2019, 2018 and 2017 was as follows:

Grant Year	Weighted Average Fair Value
2017	$14.85
2018	15.18
2019	15.84
Included in general and administrative expenses is $71,250, $74,617 and $79,858 for the years ended December 31, 2019, 2018 and 2017, respectively, for compensation expense related to the issuance of restricted common stock. As of December 31, 2019, the compensation expense related to the issuance of the restricted common stock not yet recognized was $98,177. The weighted average remaining term of the restricted common stock was approximately one year as of December 31, 2019. As of December 31, 2019, no shares of restricted common stock issued to the independent directors have been forfeited.
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
Preferred Stock
The Charter also provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2019 and 2018, no shares of the Company’s preferred stock were issued and outstanding.
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
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the Estimated Value per Share. Pursuant to the amended share repurchase plan, the current share repurchase price is $14.73 per share, which represents 93% of the Estimated Value per Share of $15.84. As discussed in more detail below, the board of directors of the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

company further amended the share repurchase plan on March 3, 2020 in connection with the mergers. Prior to the March 3, 2020 amendments, the share repurchase price was further reduced based on how long the stockholder had held the shares as follows:

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
In connection with the announcement of the then-proposed SIR Merger and STAR III Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied to repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as determined by the Company’s board in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP. Repurchases pursuant to the Amended and Restated SRP will continue to be limited to $2,000,000 per quarter. On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, the Company’s board of directors amended its share repurchase plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the SRP each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit and the repurchase price of 93% of the Estimated Value per Share will take effect upon 30 days’ notice to stockholders and will be in effect on the repurchase date at April 30, 2020 with respect to redemptions for the first quarter ending March 31, 2020 (the “First Quarter Redemptions”); provided, however, the Company will continue to limit First Quarter Redemptions to death and disability only. The Amended & Restated SRP will be open to all repurchase requests beginning April 1, 2020.
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors, which will be increased to $4,000,000 beginning in the second quarter of 2020. There is no fee in connection with a

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of December 31, 2019 and 2018, the Company had recorded $797,289 and $2,000,000, respectively, which represents 53,152 (pursuant to the Amended & Restated SRP) and 138,961 shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the January 31, 2020 and 2019 repurchase dates.
During the year ended December 31, 2019, the Company repurchased a total of 475,670 shares with a total repurchase value of $6,971,635 and received requests for repurchases of 904,967 shares with a total repurchase value of $13,240,859. During the year ended December 31, 2018, the Company repurchased a total of 631,332 shares with a total repurchase value of $8,886,216 and received requests for the repurchase of 1,814,302 shares with a total repurchase value of $25,249,054, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted in any quarter, priority will be given to repurchase requests in the case of the death or disability of a stockholder. If the Company repurchases less than all of the shares subject to a repurchase request in any quarter, with respect to any shares which have not been repurchased, the Company will treat the shares that have not been repurchased as a request for repurchase in the following quarter pursuant to the limitations of the share repurchase plan and when sufficient funds are available, unless the stockholder withdraws the request for repurchase. Such pending requests will be honored among all requests for repurchases in any given repurchase period as follows: first, pro rata as to repurchases sought upon a stockholder’s death or disability; next in exigent circumstances as determined by the Company’s board of directors in its sole discretion and finally, pro rata as to other repurchase requests.
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
For the year ended December 31, 2019, the Company reclassified $1,202,711, net pursuant to the share repurchase plan from accounts payable to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. For the year ended December 31, 2018, the Company reclassified $37,028,102, net of $8,886,216 of fulfilled redemption requests, from temporary equity to permanent equity, which is included as additional paid-in capital on the accompanying consolidated balance sheets.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the years ended December 31, 2019 and 2018, which, if paid over a 365-day period, is

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

equivalent to a 6.0% annualized distribution rate based on a purchase price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the years ended December 31, 2019 and 2018 were $46,971,783 and $46,179,769, including $21,105,794 and $22,603,893, or 1,347,105 shares and 1,497,359 shares of common stock, respectively, attributable to the DRP.
As of December 31, 2019 and 2018, $4,021,509 and $3,953,499 of distributions declared were payable, which included $1,744,240 and $1,860,828, or 110,116 shares and 122,584 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2019 and 2018, the Company paid cash distributions of $25,681,391 and $23,399,025, which related to distributions declared for each day in the period from December 1, 2018 through November 30, 2019 and December 1, 2017 through November 30, 2018, respectively. Additionally, for the years ended December 31, 2019 and 2018, 1,354,560 and 1,507,497 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $21,222,382 and $22,713,975, respectively. For the years ended December 31, 2019 and 2018, the Company paid total distributions of $46,903,773 and $46,113,000, respectively.
7.          Related Party Arrangements
The Company entered into the Advisory Agreement with the Advisor. Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company is also obligated to reimburse the Advisor and its affiliates for organization and offering costs incurred by the Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

Amounts attributable to the Advisor and its affiliates incurred (earned) for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Incurred (Earned) For the Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$16,645,427	$15,743,185	$16,904,458
Acquisition expenses(2)	98,594	—	—
Loan coordination fees(1)	942,833	3,562,595	1,483,740
Disposition fees(3)	591,000	—	—
Disposition transaction costs(3)	6,566	—	—
Property management:
Fees(1)	5,016,845	4,886,436	4,706,698
Reimbursement of onsite personnel(4)	15,230,722	14,959,964	14,194,648
Reimbursement of other(1)	3,256,473	1,784,010	1,248,100
Reimbursement of property operations(4)	108,616	82,461	103,320
Reimbursement of property G&A(2)	113,367	49,916	92,488
Other operating expenses(2)	1,826,725	1,175,061	1,449,733
Insurance proceeds(2)	—	(150,000)	(172,213)
Property insurance(5)	2,301,972	1,394,218	909,568
Rental revenue(6)	(58,980)	(21,589)	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees(7)	48,343	—	—
Acquisition expenses(8)	551,447	26,113	—
Capitalized development services fee(7)	151,071	—	—
Capitalized investment management fees(7)	77,433	—	—
Capitalized development costs(7)	2,445	—	—
Capital expenditures(9)	107,576	7,295	28,691
Construction management:
Fees(9)	1,340,387	585,532	1,453,859
Reimbursement of labor costs(9)	467,295	908,206	2,551,463
Deferred financing costs(10)	3,594	18,923	—
	$48,829,751	$45,012,326	$44,954,553
_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

(3)	Included in gain on sales of real estate, net in the accompanying consolidated statements of operations.

(4)	Included in operating, maintenance and management in the accompanying consolidated statements of operations.

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
DECEMBER 31, 2019

consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.

(6)	Included in rental income in the accompanying consolidated statements of operations.

(7)	Included in real estate held for development in the accompanying consolidated balance sheets.

(8)	Included in total real estate, net in the accompanying consolidated balance sheets.

(9)	Included in building and improvements in the accompanying consolidated balance sheets.

(10)	Included in notes payable, net in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

Amounts attributable to the Advisor and its affiliates paid (received) for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Paid (Received) During the Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations:
Expensed
Investment management fees	$12,580,939	$15,687,320	$18,317,568
Acquisition expenses	98,594	—	—
Loan coordination fees	342,833	4,290,695	755,640
Disposition transaction costs	6,566	—	—
Property management:
Fees	5,009,096	4,872,734	4,685,475
Reimbursement of onsite personnel	15,155,066	14,958,751	14,022,282
Reimbursement of other	3,247,684	1,783,971	1,245,748
Reimbursement of property operations	97,151	82,461	103,320
Reimbursement of property G&A	106,367	49,916	92,488
Other operating expenses	1,457,164	1,157,836	1,585,631
Insurance proceeds	(75,000)	(75,000)	(172,213)
Property insurance	2,742,723	1,323,074	1,001,744
Rental revenue	(58,980)	(21,589)	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees	48,343	—	—
Acquisition expenses	553,054	24,507	—
Capitalized development services fee	100,714	—	—
Capitalized investment management fees	51,622	—	—
Capitalized development costs	2,445	—	—
Capital expenditures	107,576	7,295	28,691
Construction management:
Fees	1,306,911	700,410	1,431,290
Reimbursement of labor costs	487,973	941,879	2,665,299
Deferred financing costs	3,594	18,923	—
Additional paid-in capital
Selling commissions	228,665	262,387	234,942
	$43,601,100	$46,065,570	$45,997,905

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

Amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of December 31, 2019 and 2018, are as follows:

	Payable (Prepaid) as of December 31,
	2019	2018
Consolidated Statements of Operations:
Expensed
Investment management fees	$4,120,353	$55,865
Loan coordination fees	600,000	—
Disposition fees	591,000	—
Property management:
Fees	418,173	410,424
Reimbursement of onsite personnel	843,763	768,107
Reimbursement of other	50,778	41,989
Reimbursement of property operations	11,465	—
Reimbursement of property G&A	7,000	—
Other operating expenses	463,301	93,740
Insurance proceeds	—	(75,000)
Property insurance	(542,324)	(101,573)
Consolidated Balance Sheets:
Capitalized
Acquisition expenses	—	1,607
Capitalized development services fee	50,357	—
Capitalized investment management fees	25,811	—
Construction management:
Fees	43,757	10,281
Reimbursement of labor costs	8,525	29,203
Additional paid-in capital
Selling commissions	71,287	299,952
	$6,763,246	$1,534,595
Investment Management Fee
The Company pays the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of investments in real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate-related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures.
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
DECEMBER 31, 2019

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
Property Management Fees and Expenses
The Company has entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. At December 31, 2019, the property management fee payable with respect to each property under the Property Management Agreements ranged from 2.5% to 3.0% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
In addition to the property management fee, the Property Management Agreements also specify certain other reimbursements payable to the Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures supervision. The Company also reimburses the Property Manager for the salaries and related benefits of on-site property management employees.
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
Development Services
In some instances, the Company may enter into a Development Services Agreement with Steadfast Multifamily Development, Inc., an affiliate of the Advisor, (the “Developer”), in connection with a development project, pursuant to which the Developer will receive a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Garrison Station development project that provided for a development fee equal to 4% of the hard and soft costs of the development project as specified in the Development Services Agreement. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery by the Developer to the Company of a certificate of occupancy.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

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
For the year ended December 31, 2019, the Advisor and its affiliates incurred $1,826,725 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $1,390,109, none of which were in excess of the 2%/25% Limitation and are included in the $7,440,680 of general and administrative expenses recognized by the Company.
As of December 31, 2019, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
For the year ended December 31, 2018, the Advisor and its affiliates incurred $1,175,061 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $790,466, none of which were in excess of the 2%/25% Limitation and are included in the $6,386,131 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2017, the Advisor and its affiliates incurred $1,449,733 of the Company’s operating expenses, including the allocable share of the Advisor’s overhead expenses of $974,471, none of which were in excess of the 2%/25% Limitation and are included in the $5,244,554 of general and administrative expenses recognized by the Company.
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
DECEMBER 31, 2019

securities, the disposition fee may be paid to an affiliate of the Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer.
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of December 31, 2019 and 2018, expects to pay trailing selling commissions of $71,287 and $299,952, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
The Company recorded stock-based compensation expense of $71,250, $74,617 and $79,858 for the years ended December 31, 2019, 2018 and 2017, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the special committee, the independent directors received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. The chairman of the special committee also received a $50,000 retainer and the other special committee members received a $42,500 retainer. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7 (Related Party Arrangements). For the years ended December 31, 2019, 2018 and 2017, the Company recorded an operating expense of $395,000, $496,000 and $242,500, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations and capitalized $13,500, $0 and $0, respectively, which is included in building and improvements in the accompanying consolidated balance sheets, related to the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

independent directors’ annual retainer and attending board meetings. As of December 31, 2019 and 2018, $61,750 and $151,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
10.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2019 and 2018:

December 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 8/1/2021	One-Month LIBOR	9	$343,017,350	1.76%	3.45%	$132

December 31, 2018
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2019 - 8/1/2021	One-Month LIBOR	22	$713,237,850	2.52%	3.46%	$207,769

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2019, 2018 and 2017, resulted in an unrealized loss (gain) of $225,637, $(87,160) and $447,668, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company acquired interest rate cap agreements of $18,000 and $43,200, respectively, and received settlement proceeds from interest rate cap agreements of $0 and $270,000, respectively. The fair value of the interest rate cap agreements of $132 and $207,769 as of December 31, 2019 and 2018, respectively, is included in other assets on the accompanying consolidated balance sheets.
11.          Selected Quarterly Results (unaudited)
Presented below is a summary of the Company’s unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Revenues	$42,585,226	$43,214,828	$44,190,840	$43,544,785	$173,535,679
Net loss	$(12,359,273)	$(11,993,009)	$(10,389,807)	$(3,782,227)	$(38,524,316)
Loss per common share, basic and diluted	$(0.24)	$(0.23)	$(0.20)	$(0.07)	$(0.74)
Distributions declared per common share	$0.222	$0.224	$0.227	$0.227	$0.900
2018
Revenues	$41,179,932	$42,288,498	$43,096,196	$42,559,562	$169,124,188
Net loss	$(8,018,094)	$(8,946,178)	$(20,671,331)	$(11,464,743)	$(49,100,346)
Loss per common share, basic and diluted	$(0.16)	$(0.17)	$(0.40)	$(0.23)	$(0.96)
Distributions declared per common share	$0.222	$0.224	$0.227	$0.227	$0.900
12.          Subsequent Events
Distributions Paid
On January 2, 2020, the Company paid distributions of $4,021,509, which related to distributions declared for each day in the period from December 1, 2019 through December 31, 2019 and consisted of cash distributions paid in the amount of $2,277,269 and $1,744,240 in shares issued pursuant to the DRP.
On February 3, 2020, the Company paid distributions of $4,018,365, which related to distributions declared for each day in the period from January 1, 2020 through January 31, 2020 and consisted of cash distributions paid in the amount of $2,285,142 and $1,733,223 in shares issued pursuant to the DRP.
On March 2, 2020, the Company paid distributions of $3,762,953, which related to distributions declared for each day in the period from February 1, 2020 through February 29, 2020 and consisted of cash distributions paid in the amount of $2,154,494 and $1,608,459 in shares issued pursuant to the DRP.
Shares Repurchased
On January 31, 2020, the Company repurchased 53,152 shares of its common stock for a total repurchase value of $797,289, or $15.00 average price per share, pursuant to the Company’s share repurchase plan.
Acquisition of Eleven10 at Farmers Market
On January 28, 2020, the Company acquired a fee simple interest in Eleven10 at Farmers Market (the “Farmers Market Property”) located in Dallas, Texas, for a purchase price of $61,000,000, exclusive of closing costs. The Company financed the acquisition of the Farmers Market Property with a combination of: (1) cash proceeds from the dispositions of Randall Highlands and Club at Summer Valley in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) the assumption of a loan in the aggregate principal amount of $36,515,122. The Farmers Market Property contains 313 apartment homes consisting of 70 studio apartments, 168 one-bedroom apartments, 73 two-bedroom apartments and two three-bedroom apartments that average 837 square feet.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

Disposition of Terrace Cove Apartment Homes
On February 5, 2020, the Company, through STAR Terrace Cove, LLC (“STAR Terrace Cove”), an indirect, wholly-owned subsidiary of the Company, sold its fee simple interest in Terrace Cove Apartment Homes, a 304-unit multifamily property located in Austin, Texas, to an unaffiliated third-party buyer. STAR Terrace Cove sold Terrace Cove Apartment Homes for an aggregate sales price of $33,875,000, excluding closing costs, resulting in a gain of $11,384,616, which includes reductions to the net book value of the property due to historical depreciation and amortization expense.
Acquisition of Patina Flats at the Foundry
On February 11, 2020, the Company acquired a fee simple interest in Patina Flats at the Foundry (the “Patina Flats Property”) located in Loveland, Colorado, for a purchase price of $44,100,000, exclusive of closing costs. The Company financed the acquisition of the Patina Flats Property with a combination of: (1) cash proceeds from the disposition of Terrace Cove Apartment Homes in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and (2) an advance of $31,271,471 pursuant to the Company’s MCFA. The Patina Flats Property contains 155 apartment homes consisting of 44 studio apartments, 80 one-bedroom apartments, 27 two-bedroom apartments and four three-bedroom apartments that average 685 square feet, in addition to seven retail spaces with 15,206 square feet.
Amendment to the MCFA
On February 11, 2020, in connection with the financing of the Patina Flats Property, the Company and the Facility Lender amended the MCFA to include as collateral for the MCFA the Patina Flats Property and Fielders Creek, an unencumbered multifamily property owned by the Company. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of the Patina Flats Property.
Mergers
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, the Company, SIR, the Operating Partnership, the operating partnership of SIR and SIR Merger Sub entered into the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, will continue as the Company’s wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share converted into 0.5934 shares of the Company’s common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company, STAR III, the Operating Partnership, the operating partnership of STAR III and STAR III Merger Sub entered into the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, will continue as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 1.430 shares of the Company’s common stock.
Combined Company
The combined company after the mergers retains the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code.
As of the closing of the mergers, the Company’s portfolio (unaudited) consisted of (1) 69 properties (including one property held for development) in 14 states, with an average effective rent of $1,173 and (2) a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Based on occupancy as of December 31, 2019, the Company’s portfolio had an occupancy rate of 94.9%, an average age of 20 years and gross real estate assets value of $3,375,635,000 (unaudited).

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2019

As a result of the completion of the mergers, the Company’s financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only the Company’s stand-alone, historical financial results.
Amended and Restated Advisory Agreement
In connection with the closing of the mergers, the Company and the Advisor entered into an Amended and Restated Advisory Agreement. For more information on the Amended and Restated Advisory Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Advisory Agreement.”
Class A Convertible Stock
In connection with the closing of the mergers, the Company and the Advisor exchanged the then outstanding convertible stock for new Class A convertible stock. For more information on the Amended and Restated Advisory Agreement, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Class A Convertible Stock.”
Distributions Declared
On March 10, 2020, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on June 30, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for each record date in April 2020, May 2020 and June 2020 will be paid in May 2020, June 2020 and July 2020, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Expansion of Our Board of Directors
At the time of the closing of the SIR Merger and the STAR III Merger, the Company’s board of directors increased the size of the board of directors from five members to seven members. The Company’s board of directors also appointed Ned W. Brines and Stephen R. Bowie to the board of directors. Mr. Brines previously served as a board member of SIR and STAR III and Mr. Bowie previously served as a board member of STAR III. Messrs. Brines and Bowie are independent directors.
Shares Issued to New Board Members
On March 6, 2020, the Company issued 3,333 restricted shares of common stock to each of Ned W. Brines and Stephen R. Bowie in connection with their appointment to the Company’s board of directors.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2019

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$—	$1,130,314	$13,069,686	$14,200,000	$2,866,240	$1,130,314	$15,516,306	$16,646,620	$(4,343,566)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	—	3,087,687	24,776,563	27,864,250	3,319,331	3,087,687	27,608,137	30,695,824	(7,161,240)	2001	6/30/2014
Terrace Cove Apartment Homes	Austin, TX	100%	—	5,469,361	18,030,639	23,500,000	4,572,901	5,469,361	21,816,215	27,285,576	(5,619,814)	1986	8/28/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	—	8,682,823	89,817,177	98,500,000	12,263,306	8,682,823	99,936,598	108,619,421	(24,102,324)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	40,623,442	7,012,787	41,987,213	49,000,000	9,322,646	7,012,787	50,080,305	57,093,092	(12,761,547)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	39,499,673	4,325,607	35,674,393	40,000,000	4,090,982	4,325,607	38,967,139	43,292,746	(9,194,939)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	—	1,276,787	23,723,213	25,000,000	2,697,507	1,276,787	25,870,327	27,147,114	(6,175,033)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	—	5,813,218	45,186,782	51,000,000	7,382,247	5,813,218	50,976,336	56,789,554	(12,308,044)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	—	1,607,980	17,592,020	19,200,000	1,807,409	1,607,980	18,741,236	20,349,216	(3,794,866)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	20,827,267	3,299,502	25,939,054	29,238,556	806,236	3,299,502	26,257,503	29,557,005	(5,502,265)	2014	3/30/2015
Heritage Place Apartments	Franklin, TN	100%	8,590,932	1,697,036	7,952,964	9,650,000	2,114,454	1,697,036	9,886,777	11,583,813	(2,513,721)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	13,258,252	3,599,586	12,850,414	16,450,000	4,009,030	3,599,586	16,245,972	19,845,558	(4,149,120)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	57,668,758	7,747,295	64,252,705	72,000,000	7,684,306	7,747,295	70,108,207	77,855,502	(15,173,252)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	—	5,895,389	31,704,611	37,600,000	4,091,541	5,895,389	34,992,146	40,887,535	(8,007,284)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	—	7,219,143	46,180,857	53,400,000	6,391,865	7,219,143	50,961,362	58,180,505	(11,516,127)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	—	7,553,349	59,246,651	66,800,000	10,272,478	7,553,349	67,780,979	75,334,328	(14,812,776)	1989	6/30/2015
Carrington Park	Kansas City, MO	100%	—	2,517,886	36,962,114	39,480,000	3,082,972	2,517,886	39,143,330	41,661,216	(7,535,022)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	31,814,165	3,941,458	34,558,542	38,500,000	4,390,514	3,941,458	37,921,586	41,863,044	(8,373,974)	2003	8/26/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2019

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Meadows at North Richland Hills	North Richland Hills, TX	100%	$26,580,102	$4,054,337	$28,545,663	$32,600,000	$4,142,575	$4,054,337	$31,757,691	$35,812,028	$(7,351,708)	1999	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	34,111,658	3,938,677	42,261,323	46,200,000	1,273,401	3,938,677	42,288,541	46,227,218	(7,678,065)	1997	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	41,229,964	5,386,400	46,813,600	52,200,000	4,504,090	5,386,400	49,993,880	55,380,280	(10,245,545)	2002	9/23/2015
The Shores	Oklahoma City, OK	100%	23,653,152	2,100,531	34,149,469	36,250,000	447,089	2,100,531	33,678,096	35,778,627	(5,691,021)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	47,883,143	4,789,210	55,710,790	60,500,000	2,257,271	4,789,210	56,433,998	61,223,208	(10,016,155)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	42,438,707	1,899,956	56,600,044	58,500,000	4,315,692	1,899,956	59,554,925	61,454,881	(11,076,712)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	—	2,461,583	37,838,417	40,300,000	1,708,157	2,461,583	38,738,340	41,199,923	(6,420,582)	2002	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	48,575,513	9,991,810	41,408,190	51,400,000	6,665,625	9,991,810	46,857,826	56,849,636	(9,238,653)	1987	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	38,003,137	2,436,847	41,763,153	44,200,000	2,254,179	2,436,847	43,210,077	45,646,924	(7,778,423)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	45,340,950	4,064,811	43,685,189	47,750,000	4,075,414	4,064,811	46,765,284	50,830,095	(8,222,816)	2005	12/30/2015
Fielder’s Creek	Englewood, CO	100%	—	4,219,943	28,180,057	32,400,000	2,128,715	4,219,943	29,633,703	33,853,646	(5,059,781)	1983	3/23/2016
Landings of Brentwood	Brentwood, TN	100%	—	14,525,434	95,474,566	110,000,000	10,327,187	14,525,434	102,562,037	117,087,471	(16,666,054)	1986-89	5/18/2016
1250 West Apartments	Marietta, GA	100%	—	9,304,511	46,467,989	55,772,500	2,419,683	9,304,511	47,302,830	56,607,341	(6,652,226)	1987 / 95	8/12/2016
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	100%	—	5,712,311	57,616,149	63,328,460	1,464,366	5,712,311	57,617,912	63,330,223	(7,510,205)	2009	9/29/2016
Garrison Station	Murfreesboro, TN	100%	—	2,469,183	3,218,794	5,687,977	—	2,469,183	3,218,794	5,687,977	—	N/A	5/30/2019
			$560,098,815	$159,232,752	$1,289,238,991	$1,448,471,743	$139,149,411	$159,232,752	$1,392,424,395	$1,551,657,147	$(282,652,860)
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

STEADFAST APARTMENT REIT, INC.
SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2019

(4) The aggregate cost of real estate for federal income tax purposes was $1.6 billion (unaudited) as of December 31, 2019.
(5) Encumbrances exclude the principal balance of $551,669,000 and associated deferred financing costs of $3,208,770 related to the master credit facility.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$1,575,311,904	$1,558,892,731	$1,535,484,890
Acquisitions	5,687,977	—	—
Improvements	26,699,432	16,960,862	26,307,813
Cost of real estate sold	(55,806,464)	—	—
Write-off of disposed and fully depreciated and amortized assets	(235,702)	(541,689)	(2,899,972)
Balance at the end of the year	$1,551,657,147	$1,575,311,904	$1,558,892,731

Accumulated depreciation:
Balance at the beginning of the year	$218,672,162	$147,726,630	$82,099,725
Depreciation expense	73,781,883	70,993,280	68,417,556
Write-off of accumulated depreciation and amortization of real estate assets sold	(9,768,019)	—	—
Write-off of disposed and fully depreciated and amortized assets	(33,166)	(47,748)	(2,790,651)
Balance at the end of the year	$282,652,860	$218,672,162	$147,726,630

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 12, 2020.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 12, 2020

Chief Financial Officer and Treasurer
/s/ Kevin J. Keating	(principal financial officer and principal accounting officer)	March 12, 2020
Kevin J. Keating

/s/ Ella S. Neyland	President and Director
Ella S. Neyland		March 12, 2020

/s/ G. Brian Christie	Director
G. Brian Christie		March 12, 2020

/s/ Thomas H. Purcell	Director
Thomas H. Purcell		March 12, 2020

/s/ Kerry D. Vandell	Director
Kerry D. Vandell		March 12, 2020

/s/ Ned W. Brines	Director
Ned W. Brines		March 12, 2020

/s/ Stephen R. Bowie	Director	March 12, 2020
Stephen R. Bowie