Form 10-Q
period 2020-03-31
Steadfast Apartment REIT, Inc.
filed 2020-05-14
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to
Commission file number 000-55428
STEADFAST APARTMENT REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4769184
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

18100 Von Karman Avenue		Suite 500
Irvine	California	92612
(Address of Principal Executive Offices)		(Zip Code)
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
As of May 6, 2020, there were 108,979,095 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$336,766,137	$151,294,208
Building and improvements	2,832,836,151	1,369,256,465
Tenant origination and absorption costs	39,716,257	—
Total real estate held for investment, cost	3,209,318,545	1,520,550,673
Less accumulated depreciation and amortization	(305,599,544)	(277,033,046)
Total real estate held for investment, net	2,903,719,001	1,243,517,627
Real estate held for development	15,870,392	5,687,977
Real estate held for sale, net	—	21,665,762
Total real estate, net	2,919,589,393	1,270,871,366
Cash and cash equivalents	215,105,801	74,806,649
Restricted cash	18,635,695	73,614,452
Investment in unconsolidated joint venture	21,975,498	—
Rents and other receivables	4,922,665	2,032,774
Assets related to real estate held for sale	—	118,570
Other assets	7,597,827	5,513,315
Total assets	$3,187,826,879	$1,426,957,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$52,782,874	$30,265,713
Notes Payable, net:
Mortgage notes payable, net	1,388,449,438	560,098,815
Credit facility, net	588,344,120	548,460,230
Total notes payable, net	1,976,793,558	1,108,559,045
Distributions payable	8,356,638	4,021,509
Due to affiliates	8,022,867	7,305,570
Liabilities related to real estate held for sale	—	788,720
Total liabilities	2,045,955,937	1,150,940,557
Commitments and contingencies (Note 10)
Redeemable common stock	1,889,463	1,202,711
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 108,898,231 and 52,607,695 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,088,982	526,077
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero and 1,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	10
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 and zero shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10	—
Additional paid-in capital	1,588,131,358	698,453,981
Cumulative distributions and net losses	(449,238,871)	(424,166,210)
Total stockholders’ equity	1,139,981,479	274,813,858
Total liabilities and stockholders’ equity	$3,187,826,879	$1,426,957,126

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$53,266,672	$42,316,920
Other income	447,267	268,307
Total revenues	53,713,939	42,585,227
Expenses:
Operating, maintenance and management	12,496,559	10,058,274
Real estate taxes and insurance	8,743,446	6,581,189
Fees to affiliates	8,427,296	6,065,648
Depreciation and amortization	28,575,896	18,282,293
Interest expense	14,390,954	12,233,295
General and administrative expenses	2,430,299	1,864,269
Total expenses	75,064,450	55,084,968
Loss before other income (expenses)	(21,350,511)	(12,499,741)
Other income (expenses):
Gain on sale of real estate, net	11,384,599	—
Interest income	253,254	178,678
Insurance proceeds in excess of losses incurred	66,723	3,400
Equity in loss from unconsolidated joint venture	(35,193)	—
Loss on debt extinguishment	—	(41,609)
Total other income	11,669,383	140,469
Net loss	$(9,681,128)	$(12,359,272)
Loss per common share — basic and diluted	$(0.14)	$(0.24)
Weighted average number of common shares outstanding — basic and diluted	68,180,512	51,873,832

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	52,607,695	$526,077	1,000	$10	—	$—	$698,453,981	$(424,166,210)	$274,813,858
Issuance of common stock	327,635	3,277	—	—	—	—	5,080,878	—	5,084,155
Issuance of common stock in connection with the SIR Merger	43,775,314	437,753	—	—	—	—	692,963,221	—	693,400,974
Issuance of common stock in connection with the STAR III Merger	12,240,739	122,407	—	—	—	—	193,770,898	—	193,893,305
Exchange of convertible common stock into Class A convertible common stock	—	—	(1,000)	(10)	1,000	10	—	—	—
Transfers to redeemable common stock	—	—	—	—	—	—	(1,383,318)	—	(1,383,318)
Repurchase of common stock	(53,152)	(532)	—	—	—	—	(796,757)	—	(797,289)
Distributions declared ($0.224 per share of common stock)	—	—	—	—	—	—	—	(15,391,533)	(15,391,533)
Amortization of stock-based compensation	—	—	—	—	—	—	42,455	—	42,455
Net loss	—	—	—	—	—	—	—	(9,681,128)	(9,681,128)
BALANCE, March 31, 2020	108,898,231	$1,088,982	—	$—	1,000	$10	$1,588,131,358	$(449,238,871)	$1,139,981,479

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	51,723,801	$517,238	1,000	$10	—	$—	$684,140,823	$(338,670,111)	$345,987,960
Issuance of common stock	354,319	3,544	—	—	—	—	5,375,022	—	5,378,566
Repurchase of common stock	(138,961)	(1,390)	—	—	—	—	(1,998,610)	—	(2,000,000)
Distributions declared ($0.222 per share of common stock)	—	—	—	—	—	—	—	(11,511,537)	(11,511,537)
Amortization of stock-based compensation	—	—	—	—	—	—	13,896	—	13,896
Net loss	—	—	—	—	—	—	—	(12,359,272)	(12,359,272)
BALANCE, March 31, 2019	51,939,159	$519,392	1,000	$10	—	$—	$687,531,131	$(362,540,920)	$325,509,613

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(9,681,128)	$(12,359,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,575,896	18,282,293
Loss on disposal of buildings and improvements	68,846	2,198
Amortization of deferred financing costs	327,470	247,773
Amortization of stock-based compensation	42,455	13,896
Amortization of below market leases	922	—
Change in fair value of interest rate cap agreements	2,251	179,616
Gain on sale of real estate	(11,384,599)	—
Amortization of loan premium	(144,457)	—
Amortization of loan discount	29,875	—
Loss on debt extinguishment	—	41,609
Equity in loss from unconsolidated joint venture	35,193	—
Insurance claim recoveries	(228,380)	(10,092)
Changes in operating assets and liabilities:
Rents and other receivables	58,590	53,653
Other assets	818,320	540,887
Accounts payable and accrued liabilities	(3,927,637)	(5,117,094)
Due to affiliates	598,136	400,596
Net cash provided by operating activities	5,191,753	2,276,063
Cash Flows from Investing Activities:
Acquisition of real estate investments	(69,196,179)	—
Cash acquired in connection with the Mergers, net of transaction costs	98,283,732	—
Acquisition of real estate held for development	(6,287,613)	—
Additions to real estate investments	(1,221,453)	(4,210,470)
Additions to real estate held for development	(670,071)	—
Escrow deposits for pending real estate acquisitions	(2,500,000)	(1,200,200)
Net proceeds from sale of real estate investment	32,962,285	—
Proceeds from insurance claims	86,892	85,092
Cash distribution from unconsolidated joint venture	118,000	—
Net cash provided by (used in) investing activities	51,575,593	(5,325,578)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(313,032)	(244,458)
Borrowings from credit facilities	40,468,000	—
Payments of commissions on sale of common stock	(46,995)	(55,651)
Payment of loan financing deposits	(80,000)	—
Payment of deferred financing costs	(4,079,493)	—
Distributions to common stockholders	(6,716,712)	(6,116,456)
Repurchase of common stock	(797,289)	(2,000,000)
Net cash provided by (used in) financing activities	28,434,479	(8,416,565)
Net increase (decrease) in cash, cash equivalents and restricted cash	85,201,825	(11,466,080)
Cash, cash equivalents and restricted cash, beginning of the period	148,539,671	72,738,775
Cash, cash equivalents and restricted cash, end of the period	$233,741,496	$61,272,695

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid (net of capitalized interest of $69,569 and $0, respectively)	$11,429,429	$11,762,392
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$8,356,638	$3,970,014
Investment management fees payable in shares	$1,187,351	$—
Assumption of mortgage notes payable to acquire real estate	$36,515,122	$—
Premiums on assumed mortgage notes payable	$14,899,631	$—
Discount on assumed mortgage notes payable	$10,489,075	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$5,084,155	$5,378,566
Redeemable common stock	$1,889,463	$—
Redemptions payable	$2,110,537	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$2,843,487	$327,788
Due to affiliates from additions to real estate investments	$267,567	$47,123
Accounts payable & accrued liabilities from capitalized acquisition costs related to the mergers with SIR and STAR III	$1,548,054	$—
Accounts payable & accrued liabilities from additions to real estate held for development	$1,816,203	$—
Due to affiliates from additions to real estate held for development	$93,213	$—
Due to affiliates for commissions on sale of common stock	$24,293	$244,300
Fair value of real estate acquired in the SIR merger	$1,100,742,973	$—
Fair value of real estate acquired in the STAR III merger	$479,559,505	$—
Fair value of equity issued to SIR shareholders in the SIR merger	$693,400,974	$—
Fair value of equity issued to STAR III shareholders in the STAR III merger	$193,893,305	$—
Fair value of debt assumed in the SIR merger	$506,023,982	$—
Fair value of debt assumed in the STAR III merger	$289,407,045	$—
Fair value of unconsolidated joint venture assumed in the SIR merger	$22,128,691	$—
Net assets assumed in the SIR merger	$3,553,868	$—
Net assets assumed in the STAR III merger	$2,060,898	$—
Net liabilities assumed in the SIR merger	$21,782,302	$—
Net liabilities assumed in the STAR III merger	$7,334,616	$—
Operating lease right-of-use asset, net	$151,336	$6,768
Operating lease liabilities, net	$163,491	$6,833

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”). In connection with the SIR Merger and STAR III Merger (described below), the Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock (the “Class A Convertible Stock”), see Note 7 (Stockholders’ Equity).
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of March 31, 2020, the Company owned 69 multifamily properties comprising a total of 21,525 apartment homes, two parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of March 31, 2020, the Company had issued 110,613,259 shares of common stock for gross offering proceeds of $1,701,940,788, including 6,983,179 shares of common stock issued pursuant to the DRP for gross offering proceeds of $104,211,630.
On April 17, 2020, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.23 as of March 6, 2020. Additional information on the Company’s estimated value per share can be found on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 20, 2020. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.23, effective May 1, 2020. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, the Company, Steadfast Income REIT, Inc. (“SIR”), Steadfast Apartment REIT Operating Partnership, L.P., a wholly-owned subsidiary of the Company (the “STAR Operating Partnership”), Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR (“SIR OP”), and SI Subsidiary, LLC, a wholly-owned subsidiary of the Company (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the merger (the “SIR Merger”). Following the SIR Merger, SIR Merger Sub, as the surviving entity, continues as the Company’s wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law (“MGCL”), the separate existence of SIR ceased.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 1.430 shares of the Company’s common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT III, Inc. (“STAR III”), the STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III (the “STAR III OP”), and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the merger (the “STAR III Merger”, and together with the SIR Merger, the “Mergers”). Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continues as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share was converted into 0.5934 shares of the Company’s common stock.
Combined Company
The Combined Company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). For more information on the Mergers, see Note 3 (Real Estate).
The Advisor and Operating Partnership
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement dated March 6, 2020, by and between the Company and the Advisor (as may be amended, the “Advisory Agreement”). The current term of the Advisory Agreement expires on March 6, 2021, and is subject to annual renewal by the Company’s board of directors. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the STAR Operating Partnership, SIR OP and STAR III OP. The Company is the sole general partner of STAR Operating Partnership and SIR Merger Sub and STAR III Merger Sub is the sole general partner of SIR OP and STAR III OP, respectively. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into the Limited Partnership Agreement of Steadfast Apartment REIT Operating Partnership, L.P. on September 3, 2013 (as amended, the “STAR OP Partnership Agreement”). Each of SIR OP and STAR III OP are party to partnership agreements with SIR Merger Sub and STAR III Merger Sub, respectively, that have substantially the same terms as the STAR OP Partnership Agreement. As the context requires, in this quarterly report references to the “Operating Partnership” refer to SIR OP, STAR OP and STAR III OP collectively and references to the “Operating Partnership Agreement” refer to the STAR OP Partnership Agreement and the SIR OP and STAR III OP partnership agreements collectively.
As the Company accepted subscriptions for shares of its common stock, the Company transferred substantially all of the net offering proceeds from its Public Offering to the STAR Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the STAR Operating Partnership increased proportionately.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the Operating Partnership.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the STAR Operating Partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805, Business Combinations (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three months ended March 31, 2020, all of the Company’s acquisitions were determined to be asset acquisitions.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental revenue over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental revenue.
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new resident and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new resident include commissions, resident improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
 Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the recent outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. The Company did not record any impairment loss on its real estate assets during the three months ended March 31, 2020 and 2019.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Revenue recognition - operating leases
The majority of the Company’s revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases (“ASC 842”). The Company leases apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, the Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations.
Rents and Other receivables
In accordance with ASC 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents. Any changes to the Company’s collectibility assessment are reflected as an adjustment to rental income.
Residents’ payment plans due to COVID-19
On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications, which may affect the economics of the lease for the remainder of the lease term. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in ASC 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842.
The FASB staff has been made aware that, given the unprecedented and global nature of the COVID-19 pandemic, it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and, if so, whether those concessions are consistent with the terms of the contract or are modifications to a contract.
Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance under ASC 842 to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. In addition to that, for concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the FASB allows entities to account for the concessions as if no changes to the lease contract were made. Under this method, a lessor would increase its lease receivable and continue to recognize income.
As of March 31, 2020, no lease concessions were granted to the Company’s residents; however, subsequent to March 31, 2020, the Company began working with residents impacted by the COVID-19 pandemic to determine an appropriate rent relief

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

program. For the month of April 2020, the Company allowed qualifying residents to defer their April 2020 rent, which will be collected by the Company in monthly installment payments over the duration of the current lease or renewal term (which may not exceed twelve months) (the “April 2020 COVID-19 Payment Plan”). For the month of May 2020, the Company began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan (the “May 2020 COVID-19 Payment Plan” and together with the April 2020 COVID-19 Payment Plan, the “COVID-19 Payment Plans”). If the qualifying resident fails to make payments pursuant to the May 2020 COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. Qualifying residents for the COVID-19 Payment Plans were required to provide support to demonstrate their financial hardship.The Company continues to evaluate the impact of its rent relief programs and the appropriate accounting policy elections to be applied to the COVID-19 Payment Plans.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint venture entities in which it may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost including an outside basis difference, which represents the Company’s transaction costs related to the joint venture, and subsequently adjusts it to reflect additional contributions or distributions, the Company’s proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company has elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
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
March 31, 2020
(unaudited)

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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$3,991	$—

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements	$—	$132	$—

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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2020 and December 31, 2019, the fair value of the notes payable was $2,036,958,231 and $1,153,445,768, respectively, compared to the carrying value of $1,976,793,558 and $1,108,559,045, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and cash is placed with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of March 31, 2020, the

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Company had a restricted cash balance of $18,635,695, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders. As of December 31, 2019, the Company had a restricted cash balance of $73,614,452, which included $36,740,983 in allocated loan amounts held by the lender of the Company’s master credit facility as collateral for two properties sold during the year ended December 31, 2019, $24,720,969 of cash proceeds from the sale of two properties that were being held by qualified intermediaries as of December 31, 2019, and $12,152,500 related to amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company lenders.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
Cash and cash equivalents	$215,105,801	$52,802,102
Restricted cash	18,635,695	8,470,593
Total cash, cash and cash equivalents and restricted cash	$233,741,496	$61,272,695

Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the three months ended March 31, 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2020, through March 31, 2020.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2020 and 2019, the Company declared distributions totaling $0.224 and $0.222 per share of common stock, respectively.
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
Segment Disclosure
The Company has determined that it has one reportable segment with activities related to investing in multifamily properties. The Company’s investments in real estate are in different geographic regions, and management evaluates operating performance on an individual asset level. However, as each of the Company’s assets has similar economic characteristics, residents and products and services, its assets have been aggregated into one reportable segment.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), and subsequent amendments to the guidance including, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASUs 2019-10 and 2019-11 in November 2019, and ASU 2020-02 in February 2020 (as amended “ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. This guidance does not apply to operating lease receivables arising from operating leases, which are within the scope of ASC 842. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The FASB issued ASU 2018-13 to improve the effectiveness of fair value measurement disclosures by adding, eliminating, and modifying certain disclosure requirements. The issuance of ASU 2018-13 is part of a disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Achieving the objective of improving the effectiveness of the notes to financial statements includes: (1) the development of a framework that promotes consistent decisions by the FASB board about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting-Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. ASU 2018-13 removed certain disclosure requirements under Topic 820 such as the disclosure requirements of the valuation process for level 3 fair value measurements and modified and added certain of the disclosure requirements in Topic 820. ASU 2018-13 requires prospective and retrospective application depending on the amendment and is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2016-13 on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2020-01 should be applied prospectively. The Company is currently assessing the impact of ASU 2020-01 on its consolidated financial statements and does not expect a material impact on its consolidated financial statements and related disclosures from the adoption of ASU 2020-01.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company refers to this transition as reference

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

rate reform. The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges. ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact ASU 2020-04 has on its debt, derivative and lease contracts that are eligible for modification relief and may apply those elections as needed. The Company does not expect a material impact on its consolidated financial statements and related disclosures from the adoption of ASU 2020-04.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

3.          Real Estate
Current period acquisitions
During the three months ended March 31, 2020, the Company purchased 39 real estate properties, all of which were determined to be asset acquisitions, including 36 real estate properties acquired in the Mergers, one parcel of land for the development of apartment homes and two real estate properties, both acquired through Section 1031 exchanges under the Internal Revenue Code.
The following is a summary of real estate properties acquired during the three months ended March 31, 2020:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Properties	Units	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below Market Leases	Discount (Premium) on Assumed Liabilities	Total Purchase Price
Eleven10 at Farmers Market	Dallas, TX	1/28/2020	1	313	$10,574,569	$50,026,284	$1,463,076	$—	$—	$62,063,929
Patina Flats at the Foundry	Loveland, CO	2/11/2020	1	155	2,463,617	41,537,960	1,184,050	(61,845)	—	45,123,782
SIR Merger(1)	Various	3/6/2020	27	7,527	114,377,468	959,337,747	27,027,759	—	1,391,489	1,102,134,463
STAR III Merger (1)	Various	3/6/2020	9	2,639	58,056,275	411,461,858	10,041,373	—	(5,802,045)	473,757,461
Arista at Broomfield	Broomfield, CO	3/13/2020	1	—	7,562,689	—	—	—	—	7,562,689
			39	10,634	$193,034,618	$1,462,363,849	$39,716,258	$(61,845)	$(4,410,556)	$1,690,642,324
____________________

(1)
In connection with the Mergers, the Company capitalized transaction costs on the accompanying consolidated balance sheets of $28,145,708 under ASC 805 using a relative fair value method (the “Capitalized Transaction Costs”). $26,515,662 and $628,691 of the Capitalized Transaction Costs were incurred upon the completion of the Mergers on March 6, 2020, and were allocated to the real estate acquired and investment in unconsolidated joint venture, respectively, and $1,630,046 of the Capitalized Transaction Costs, which were incurred and initially capitalized to buildings and improvements on the Company’s consolidated balance sheets as of December 31, 2019, were reallocated to the real estate acquired in the Mergers upon the completion of the Mergers.

As of March 31, 2020, the Company owned 69 multifamily properties comprising a total of 21,525 apartment homes and two parcels of land held for the development of apartment homes.
The total acquisition price of the Company’s real estate portfolio was $3,121,216,775, including land held for the development of apartment homes of $15,870,392. As of March 31, 2020 and December 31, 2019, the Company’s portfolio was approximately 94.1% and 94.6% occupied and the average monthly rent was $1,181 and $1,200, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

As of March 31, 2020 and December 31, 2019, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	March 31, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$336,766,137	$2,832,836,151	$39,716,257	$3,209,318,545	$15,870,392	$—
Less: Accumulated depreciation and amortization	—	(299,776,739)	(5,822,805)	(305,599,544)	—	—
Net investments in real estate and related lease intangibles	$336,766,137	$2,533,059,412	$33,893,452	$2,903,719,001	$15,870,392	$—

	December 31, 2019
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$151,294,208	$1,369,256,465	$—	$1,520,550,673	$5,687,977	$27,285,576
Less: Accumulated depreciation and amortization	—	(277,033,046)	—	(277,033,046)	—	(5,619,814)
Net investments in real estate and related lease intangibles	$151,294,208	$1,092,223,419	$—	$1,243,517,627	$5,687,977	$21,665,762
____________________

(1)	During the year ended December 31, 2019, the Company capitalized $1,630,046 of costs related to the Mergers, included in building and improvements in the accompanying consolidated balance sheets.
Total depreciation and amortization expenses were $28,575,896 and $18,282,293 for the three months ended March 31, 2020, and 2019, respectively.
Depreciation of the Company’s buildings and improvements was $22,751,822 and $18,282,293 for the three months ended March 31, 2020, and 2019, respectively.
Amortization of the Company’s intangible assets was $5,824,074 and $0 for the three months ended March 31, 2020, and 2019, respectively.
Amortization of the Company’s tenant origination and absorption costs was $5,822,805 and $0 for the three months ended March 31, 2020, and 2019, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s right-of-use-assets was $1,269 and $0 for the three months ended March 31, 2020, and 2019, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Amortization of the Company’s other intangible assets was $922 and $0 for the three months ended March 31, 2020 and 2019, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 10 years.
Operating Leases
As of March 31, 2020, the Company’s real estate portfolio comprised 21,525 residential apartment homes and was 95.5% leased by a diverse group of residents. For the three months ended March 31, 2020 and 2019, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from 0.75 to 9.71 years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $8,032,985 and $4,351,837 as of March 31, 2020 and December 31, 2019, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of March 31, 2020, and thereafter is as follows:

April 1 through December 31, 2020	$129,514
2021	146,573
2022	150,960
2023	155,518
2024	160,161
Thereafter	684,598
$1,427,324

As of March 31, 2020 and December 31, 2019, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Real Estate Under Development
During the three months ended March 31, 2020, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Arista at Broomfield	Broomfield, CO	3/13/2020	$7,283,802	$278,887	$7,562,689
Garrison Station	Murfreesboro, TN	5/30/2019	2,469,183	5,838,520	8,307,703
			$9,752,985	$6,117,407	$15,870,392

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Property Dispositions
Terrace Cove Apartment Homes
On August 28, 2014, the Company, through an indirect wholly-owned subsidiary, acquired Terrace Cove Apartment Homes, a multifamily property located in Austin, Texas, containing 304 apartment homes. The purchase price of Terrace Cove Apartment Homes was $23,500,000, exclusive of closing costs. On February 5, 2020, the Company sold Terrace Cove Apartment Homes for $33,875,000, resulting in a gain of $11,384,599, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Terrace Cove Apartment Homes is not affiliated with the Company or the Advisor.
The results of operations for the three months ended March 31, 2020 and 2019, through the dates of sale for all properties disposed of through March 31, 2020 were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$317,982	$2,344,487
Other income	3,527	14,794
Total revenues	321,509	2,359,281
Expenses:
Operating, maintenance and management	168,494	635,211
Real estate taxes and insurance	82,557	548,609
Fees to affiliates	25,943	114,985
Depreciation and amortization	—	912,796
General and administrative expenses	3,837	19,062
Total expenses	280,831	2,230,663
Income before other income	40,678	128,618
Other income:
Interest income	—	2,029
Gain on sales of real estate, net	11,384,599	—
Total other income	11,384,599	2,029
Net income	$11,425,277	$130,647

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Completion of Mergers
On March 6, 2020, pursuant to the terms and conditions of the SIR Merger Agreement and STAR III Merger Agreement (together the “Merger Agreements”), SIR Merger Sub and STAR III Merger Sub, the surviving entities, continued as wholly-owned subsidiaries of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of SIR and STAR III ceased. The Combined Company retained the name “Steadfast Apartment REIT, Inc.” At the effective time of the Mergers, each issued and outstanding share of SIR and STAR III’s common stock (or a fraction thereof), $0.01 par value per share, was converted into 0.5934 and 1.430 shares of the Company’s common stock, respectively.
The following table summarizes the preliminary estimated purchase price of SIR and STAR III as of the date of the Mergers:

	SIR	STAR III
Class A common stock issued and outstanding	—	3,458,807
Class R common stock issued and outstanding	—	475,207
Class T common stock issued and outstanding	—	4,625,943
Common stock issued and outstanding	73,770,330	—
Total common stock issued and outstanding	73,770,330	8,559,957
Exchange ratio	0.5934	1.430
STAR common stock issued as consideration(1)	43,775,314	12,240,739
STAR’s estimated value per share at the time of Mergers	15.84	15.84
Value of STAR’s common stock issued as consideration	$693,400,974	$193,893,305
____________________

(1)	Represents the number of shares of common stock of SIR and STAR III converted into STAR shares upon consummation of the Mergers.
The following table shows the purchase price allocation of SIR’s and STAR III’s identifiable assets and liabilities assumed as of the date of the Mergers:

	SIR	STAR III
Assets:
Land	$114,377,468	$58,056,275
Buildings and improvements	959,337,747	411,461,858
Acquired intangibles	27,027,759	10,041,373
Other assets	122,688,608	21,438,855
Investment in unconsolidated joint venture	22,128,691	—
Total assets:	$1,245,560,273	$500,998,361
Liabilities:
Mortgage notes payable, net	$(506,023,981)	$(289,407,045)
Other liabilities	(46,135,318)	(17,698,011)
Total liabilities:	$(552,159,299)	$(307,105,056)
Fair value of net assets acquired	$693,400,974	$193,893,305

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Capitalized Acquisition Costs Related to the Then-Pending Mergers with SIR and STAR III
The SIR Merger and STAR III Merger were each accounted for as an asset acquisition. In accordance with the asset acquisition method of accounting, costs incurred to acquire the respective asset each were capitalized as part of the acquisition price. Upon signing each of the SIR Merger Agreement and the STAR III Merger Agreement on August 5, 2019, the SIR Merger and STAR III Merger were considered probable of occurring, at which point the Company began to capitalize the merger related acquisition costs to building and improvements in the accompanying consolidated balance sheets. Upon the consummation of the Mergers on March 6, 2020, the capitalized costs were reallocated to the real estate acquired and investment in unconsolidated joint venture, respectively, using a relative fair value method. Prior to such date, the merger related acquisition costs were expensed to general and administrative expenses in the accompanying consolidated statements of operations.

4.	Investment in Unconsolidated Joint Venture
On March 6, 2020, upon consummation of the SIR Merger, the Company acquired a 10% interest in BREIT Steadfast MF JV LP (the “Joint Venture”). The Joint Venture owns 20 multifamily properties with a total of 4,584 apartment homes. The Company does not exercise significant influence, nor does it control the Joint Venture and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of March 31, 2020, the book value of the Company’s investment in the Joint Venture was $21,975,498, which includes $8,523,811, primarily consisting of an accounting outside basis difference and capitalized transaction costs. The accounting outside basis difference relates to the difference between the purchase price the Company paid for its investment in the Joint Venture in connection with the SIR Merger and the book value of the Company’s equity in the Joint Venture as of March 31, 2020, as presented on the accompanying consolidated balance sheets. The capitalized transaction costs relate to acquiring the Joint Venture through the consummation of the SIR Merger.
During the three months ended March 31, 2020, $6,476 of amortization of this basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the three months ended March 31, 2020, the Company received distributions of $118,000 related to its investment in the Joint Venture.
Unaudited financial information for the Joint Venture as of March 31, 2020 and for the three months ended March 31, 2020, is summarized below:

March 31, 2020
Assets:
Real estate assets, net	$486,879,194
Other assets	8,782,008
Total assets	$495,661,202
Liabilities and equity:
Notes payable, net	$347,380,477
Other liabilities	13,763,700
Company’s capital	13,451,687
Other partner’s capital	121,065,338
Total liabilities and equity	$495,661,202

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Three Months Ended March 31, 2020
Revenues	$4,634,604
Expenses	(4,921,775)
Net loss	$(287,171)

Company’s proportional net loss	$(28,717)
Amortization of outside basis	(6,476)
Equity in loss of unconsolidated joint venture	$(35,193)

5.          Other Assets
As of March 31, 2020 and December 31, 2019, other assets consisted of:

	March 31, 2020	December 31, 2019
Prepaid expenses	$3,189,417	$1,521,084
Interest rate cap agreements	3,991	132
Escrow deposits for pending real estate acquisitions	2,500,000	2,600,300
Other deposits	1,715,874	1,342,615
Operating lease right-of-use assets, net	188,545	49,184
Other assets	$7,597,827	$5,513,315

Amortization of the Company’s operating lease right-of-use assets for the three months ended March 31, 2020, and 2019 were $1,269 and $0, respectively.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

6.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by real property as of March 31, 2020 and December 31, 2019:

	March 31, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	1/1/2025 - 9/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	3.14%	$139,740,000
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,251,957,948
Mortgage notes payable, gross	46				3.78%	1,391,697,948
Premiums, net(2)						4,295,974
Deferred financing costs, net(3)						(7,544,484)
Mortgage notes payable, net						$1,388,449,438

	December 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	2	1/1/2025 - 9/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	3.82%	$75,670,000
Fixed rate	14	7/1/2025 - 5/1/2054	3.36%	4.60%	3.96%	488,805,387
Mortgage notes payable, gross	16				3.94%	564,475,387
Deferred financing costs, net(3)						(4,376,572)
Mortgage notes payable, net						$560,098,815
___________

(1)	See Note 11 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

(2)
The following table summarizes debt premiums and discounts as of March 31, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium (Discount) as of January 1, 2020	Amortization of Debt (Premium) Discount During the Three Months Ended March 31, 2020	Amortized Net Debt Premium (Discount) as of March 31, 2020
$14,899,631	$(144,457)	$14,755,174
(10,489,075)	29,875	(10,459,200)
$4,410,556	$(114,582)	$4,295,974

(3)	Accumulated amortization related to deferred financing costs as of March 31, 2020 and December 31, 2019, was $2,432,884 and $2,215,461, respectively.

Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the development of a multifamily property known as Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month LIBOR plus 2.00%, which then reduces to one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at March 31, 2020.

Credit Facility
Master Credit Facility
On July 31, 2018, (the “Closing Date”), 16 indirect wholly-owned subsidiaries of the Company terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry (see Note 3 Real Estate), the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company as collateral for the three multifamily properties disposed of and released from the agreement. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches described herein have a maturity date of August 1, 2028, and the fourth tranche described herein has a maturity date of March 1, 2030, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. The Company paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $3,061,855.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

As of March 31, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	March 31, 2020	December 31, 2019
Principal balance on master credit facility, gross	$592,137,000	$551,669,000
Deferred financing costs, net on master credit facility(1)	(3,792,880)	(3,208,770)
Master Credit facility, net	$588,344,120	$548,460,230
___________

(1)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of March 31, 2020 and December 31, 2019, was $942,234 and $832,187, respectively.
Assumed Debt as a result of the Completion of Mergers
On March 6, 2020, upon consummation of the Mergers, the Company assumed all of SIR’s and STAR III’s obligations under the outstanding mortgage loans secured by 29 of the SIR and STAR III’s properties. The Company recognized the fair value of the assumed notes payable in the Mergers of $795,431,027, which consists of the assumed principal balance of $791,020,471 and a net premium of $4,410,556.
The following is a summary of the terms of the assumed loans on the date of the Mergers:

			Interest Rate Range
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum	Principal Outstanding At Merger Date
Variable rate	2	1/1/2027 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.31%	$64,070,000
Fixed rate	27	10/1/2022 - 10/1/2056	3.19%	4.66%	726,950,471
Assumed Principal Mortgage Notes Payable	29				791,020,471
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2020:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments on outstanding debt(1)	$1,983,834,948	$4,145,140	$8,299,989	$33,952,990	$60,152,835	$57,651,144	$1,819,632,850

___________

(1)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The Company’s notes payable and credit facility documents contain customary financial and non-financial debt covenants. As of March 31, 2020, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2020 and 2019, the Company incurred interest expense of $14,390,954 and $12,233,295, respectively. Interest expense for the three months ended March 31, 2020 and 2019, includes amortization of deferred financing costs of $327,470 and $247,773, net unrealized losses from the change in fair value of interest rate cap agreements of $2,251 and $179,616, amortization of net debt premiums of ($114,582) and $0, Master Credit Facility commitment fees of $0 and $2,137 and costs associated with the refinancing of debt of $31,397 and $0, net of capitalized interest of $69,569 and $0, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
Interest expense of $6,701,072 and $3,954,686 was payable as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
7.         Stockholders’ Equity
 General
Pursuant to the Company’s Articles of Amendment and Restatement (as supplemented, the “Charter”), the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,998,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of Class A non-participating, non-voting convertible stock with a par value of $0.01 per share, 1,000 shares of non-participating, non-voting convertible stock with a par value of $0.01 per share and 100,000,000 shares of preferred stock with a par value of $0.01 per share.
Common Stock
The shares of the Company’s common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Company’s board of directors in accordance with the MGCL and to all rights of a stockholder pursuant to the MGCL. The common stock has no preferences or preemptive, conversion or exchange rights.
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Primary Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. As of March 31, 2020, the Company had issued 110,613,259 shares of common stock for offering proceeds of $1,617,103,654, including 6,983,179 shares of common stock issued pursuant to the DRP for total proceeds of $104,211,630, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers.
As further discussed in Note 9 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The issuance and vesting activity for the three months ended March 31, 2020, and year ended December 31, 2019, for the restricted stock issued to the Company’s independent directors were as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	6,666	4,998
Vested shares	(1,666)	(4,998)
Nonvested shares at the end of the period	12,497	7,497

Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the three months ended March 31, 2020, and year ended December 31, 2019, was as follows:

Grant Year	Weighted Average Fair Value
2019	$15.84
2020	15.84

Included in general and administrative expenses is $42,455 and $13,896 for the three months ended March 31, 2020 and 2019, respectively, for compensation expense related to the issuance of restricted common stock. As of March 31, 2020, the compensation expense related to the issuance of the restricted common stock not yet recognized was $161,311. The weighted average remaining term of the restricted common stock was approximately 1.5 years as of March 31, 2020. As of March 31, 2020, no shares of restricted common stock issued to the independent directors have been forfeited.
Beginning at the closing of the Mergers on March 6, 2020, and pursuant to the Advisory Agreement, the Company pays the Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. Pursuant to the Advisory Agreement, the shares of common stock fully vest and become non-forfeitable upon payment of the monthly investment management fee. As of March 31, 2020, an investment management fee of $1,187,351 was payable to the Advisor in shares of the Company’s common stock and was included in due to affiliates in the accompanying consolidated balance sheets. The fair value of the vested common stock at the date of issuance, using the most recent publicly disclosed estimated value per share, will be recorded in stockholders’ equity in the accompanying consolidated balance sheets. As of March 31, 2020, no payments of investment management fees were made and no shares were yet issued to the Advisor.
Class A Convertible Stock
Prior to the Mergers on March 6, 2020, the Company’s then-outstanding Convertible Stock would convert into shares of the Company’s common stock if and when: (A) the Company had made total distributions on the then-outstanding shares of the Company’s common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company listed its common stock for trading on a national securities exchange, or (C) the Company’s then advisory agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the advisory agreement for cause, all of the shares of the Convertible Stock would have been repurchased by us for $1.00. In general, each share of Convertible Stock would convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

In connection with the Mergers, the Company and the Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock will be converted into shares of the Company’s common stock if (1) the Company has made total distributions of money or other property to its stockholders or by SIR and STAR III to their respective holders of common shares (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which the Company refers to collectively as the “Class A Distributions,” equal to the original issue price of the Company’s shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company lists its common stock for trading on a national securities exchange or enters into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock will be converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event. In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Class A Convertible Stock will be repurchased by the Company for $1.00.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2020 and December 31, 2019, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP initially was $14.25. On April 17, 2020, March 12, 2019, March 14, 2018 and February 14, 2017, the Company’s board of directors approved a price per share for the DRP of $15.23, $15.84, $15.18 and $14.85, effective May 1, 2020, April 1, 2019, April 1, 2018 and March 1, 2017, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
March 31, 2020
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
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018, to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the estimated value per share. Prior to the March 3, 2020 amendments (discussed below), the share repurchase price was further reduced based on how long the stockholder had held the shares.
In connection with the announcement of the then-proposed SIR Merger and STAR III Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied to repurchases made on the Repurchase Dates (defined below) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as defined in the Amended and Restated SRP) of a stockholder. Repurchases pursuant to the Amended & Restated SRP continued to be limited to $2,000,000 per quarter. On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, the Company’s board of directors amended its share repurchase plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP will be open to all repurchase requests beginning April 1, 2020. The current share repurchase price is $14.16 per share, which represents 93% of the most recently published estimated value per share of $15.23.
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
March 31, 2020
(unaudited)

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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors, which has increased to $4,000,000 beginning in the second quarter of 2020. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of March 31, 2020 and December 31, 2019, the Company had recorded $2,110,537 and $2,000,000, respectively, which represents 149,049 (pursuant to the Amended & Restated SRP) and 135,886 shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the April 30, 2020 and May 1, 2019 repurchase dates.
During the three months ended March 31, 2020, the Company repurchased a total of 53,152 shares with a total repurchase value of $797,289 and received requests for repurchases of 149,049 shares with a total repurchase value of $2,110,537. During the three months ended March 31, 2019, the Company repurchased a total of 138,961 shares with a total repurchase value of $2,000,000 and received requests for the repurchase of 440,908 shares with a total repurchase value of $6,413,834, respectively.
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
For the three months ended March 31, 2020, the Company reclassified $1,383,318, net of $797,289 of fulfilled repurchase requests, from permanent equity to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets. For the three months ended March 31, 2019, the Company had no amounts to reclassify from permanent equity to temporary equity.
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
March 31, 2020
(unaudited)

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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002459 and $0.002466 per day for each share of the Company’s common stock during each of the three months ended March 31, 2020 and 2019, which, if paid over a 366-day period and a 365-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on the Public Offering price of $15.00 per share of the Company’s common stock. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three months ended March 31, 2020 and 2019 were $15,391,533 and $11,511,537, including $5,135,895 and $5,343,926, or 324,236 shares and 352,037 shares, respectively, of common stock attributable to the DRP. Included within distributions payable in the accompanying consolidated balance sheets is $744,461 of distributions payable assumed by the Company in the Mergers.
As of March 31, 2020 and December 31, 2019, $8,356,638 and $4,021,509 of distributions declared were payable, which included $1,795,980 and $1,744,240, or 113,383 shares and 110,116 shares of common stock attributable to the DRP, respectively.
Distributions Paid
For the three months ended March 31, 2020 and 2019, the Company paid cash distributions of $6,716,712 and $6,116,456, which related to distributions declared for each day in the period from December 1, 2019, through February 29, 2020, and December 1, 2018, through February 28, 2019, respectively. Additionally, for the three months ended March 31, 2020 and 2019, 320,969 and 354,319 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,084,155 and $5,378,566, respectively. For the three months ended March 31, 2020 and 2019, the Company paid total distributions of $11,800,867 and $11,495,022, respectively.
8.          Related Party Arrangements
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

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Amounts attributable to the Advisor and its affiliates incurred (received) for the three months ended March 31, 2020 and 2019 and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of March 31, 2020 and December 31, 2019 are as follows:

	Incurred (Received) For The Three Months Ended March 31,		Payable (Prepaid) as of
	2020	2019	March 31, 2020	December 31, 2019
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$5,354,437	$4,160,152	$2,322,652	$4,120,353
Acquisition expenses(2)	1,111	—	—	—
Loan coordination fees(1)	488,952	—	—	600,000
Disposition fees(3)	338,750	—	—	591,000
Disposition transaction costs(3)	5,144	—	—	—
Property management:
Fees(1)	1,496,370	1,234,277	744,134	418,173
Reimbursement of on-site personnel(4)	4,695,047	3,727,705	3,163,298	843,763
Reimbursement of other(1)	1,087,537	671,219	105,579	50,778
Reimbursement of property operations(4)	79,011	23,142	—	11,465
Reimbursement of property G&A(3)	32,405	34,987	—	7,000
Other operating expenses(3)	710,172	415,108	571,064	463,301
Property insurance(5)	924,936	282,315	(924,881)	(542,324)
Rental revenue(6)	(17,747)	(14,745)	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees(7)	17,376,268	—	824,059	—
Acquisition expenses(7)	256,224	64,235	22,410	—
Loan coordination fees(7)	8,588,071	—	—	—
Capitalized development services fee(8)	151,071	—	42,235	50,357
Capitalized investment management fees(8)	81,214	—	25,429	25,811
Capitalized development costs(8)	595	—	—	—
Construction management:
Fees(9)	122,763	157,899	158,762	43,757
Reimbursement of labor costs(9)	70,547	150,360	18,953	8,525
Additional paid-in capital
Selling commissions	—	—	24,292	71,287
	$41,842,878	$10,906,654	$7,097,986	$6,763,246

_____________________

(1)	Included in fees to affiliates in the accompanying consolidated statements of operations.

(2)	Included in general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

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

(6)	Included in rental income in the accompanying consolidated statements of operations.

(7)	Included in total real estate, net in the accompanying consolidated balance sheets.

(8)	Included in real estate held for development in the accompanying consolidated balance sheets.

(9)	Included in building and improvements in the accompanying consolidated balance sheets.
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers on March 6, 2020, the Company pays the Advisor a monthly investment management fee, which is calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees of $1,187,351 pertain to the 50% payable in shares of the Company common stock as of March 31, 2020.
Acquisition Fees and Expenses
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. Following the completion of the Mergers on March 6, 2020, the Company pays the Advisor an acquisition fee of 0.5%, which is calculated on the same basis as above. In connection with the Mergers, the Company paid the Advisor an acquisition fee of $16,281,487, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
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
Loan Coordination Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company paid the Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, the Company and the Advisor agreed to a loan coordination fee of $100,000 per loan refinanced.
Following the completion of the Mergers on March 6, 2020, the Company pays the Advisor or one of its affiliates, in cash, the loan coordination fee equal to 0.5% of (1) the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of any type of real estate asset or real estate-related asset acquired directly or (2) the Company’s allocable portion of the purchase price and therefore the related debt in connection with the acquisition or origination of any type of real estate asset or real estate-related asset acquired through a joint venture. In connection with the Mergers, the Company paid the Advisor a loan coordination fee of $7,910,205, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also pays the Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture.
Property Management Fees and Expenses
The Company entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at March 31, 2020, ranged from 2.50% to 3.5% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
Construction Management Fees and Expenses
The Company entered into construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of the Sponsor (the “Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements ranges from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager has planning and oversight authority. Generally, each Construction Management Agreement can be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees are capitalized to the respective real estate properties in the period in which they are incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company may also reimburse the Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

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
As of March 31, 2020, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

Disposition Fee
Prior to the completion of the Mergers on March 6, 2020, if the Advisor or its affiliates provide a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company paid the Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1% of the sales price of each property or real estate-related asset sold. Following the completion of the Mergers on March 6, 2020, the disposition fee payable to the Advisor remains one-half of the brokerage commissions paid, but in no event to exceed 0.5% of the sales price of each property or real estate-related asset sold.
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
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of March 31, 2020 and December 31, 2019, expects to pay trailing selling commissions of $24,292 and $71,287, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
Class A Convertible Stock
In connection with the Mergers, the Company and the Advisor exchanged the then outstanding Convertible Stock for the new Class A Convertible Stock. The Class A Convertible Stock will be converted into shares of the Company’s common stock if (1) the Company has made total Class A Distributions equal to the original issue price of the Common Equity, plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company lists its common stock for trading on a national securities exchange or enters into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). Upon any of these Triggering Events, each share of Class A Convertible Stock will be converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the Class A Enterprise Value plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event. In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Class A Convertible Stock will be repurchased by the Company for $1.00.

Proposed Transactions
The Advisor notified the Company that it intends to present a proposal to the Company’s special committee within 60 days of the closing of the Mergers regarding a possible internalization of management, whereby the Advisor would sell, and the Company would acquire, the Advisor or certain assets of the Advisor and its affiliates. Such a transaction, if consummated, likely would

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

include an amendment to the Advisory Agreement with the Advisor to permit the Advisor or its affiliates to receive consideration for internalization. The Company cannot reasonably estimate the form of or amount of consideration that may be paid as consideration in exchange for the sale and the impact it would have on funds available to distribute to the Company’s stockholders.
9.          Incentive Award Plan and Independent Director Compensation
The Company adopted an incentive award plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards.
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
On March 6, 2020, the Company granted 3,333 shares of restricted shares of common stock to each of its two elected independent directors pursuant to the independent directors’ compensation plan in connection with their election to the board of directors.
The Company recorded stock-based compensation expense of $42,455 and $13,896 for the three months ended March 31, 2020 and 2019, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the special committee, the independent directors received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. The chairman of the special committee also received a $50,000 retainer and the other special committee members received a $42,500 retainer. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 8 (Related Party Arrangements). For the three months ended March 31, 2020 and 2019, the Company recorded an operating expense of $71,750 and $152,250, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations As of March 31, 2020 and December 31, 2019, $71,750 and $61,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

10.          Commitments and Contingencies
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia and Dallas, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its residents and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
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
11.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2020 and December 31, 2019:

March 31, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2020 - 1/1/2023	One-Month LIBOR	17	$631,866,345	0.99%	3.31%	$3,991

December 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 8/1/2021	One-Month LIBOR	9	$343,017,350	1.76%	3.45%	$132

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2020 and 2019, resulted in an unrealized loss of $2,251 and $179,616, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company assumed through the Mergers interest rate cap agreements of $6,110 and $0, respectively. The fair value of the interest rate cap agreements of $3,991 and $132 as of March 31, 2020 and December 31, 2019, respectively, is included in other assets on the accompanying consolidated balance sheets.
12.          Subsequent Events
Shares Repurchased
On April 30, 2020, the Company repurchased 149,049 shares of its common stock for a total repurchase value of $2,110,537, or $14.16 per share, pursuant to the Company’s share repurchase program.
Distributions Paid
On April 1, 2020, the Company paid distributions of $8,346,406, which related to distributions declared for each day in the period from March 1, 2020, through March 31, 2020, and consisted of cash distributions paid in the amount of $6,550,426, which includes $734,229 related to distributions for the former SIR and STAR III stockholders for the period from March 1, 2020 through March 5, 2020, and $1,795,980 in shares issued pursuant to the DRP.
On May 1, 2020, the Company paid distributions of $8,042,145, which related to distributions declared for each day in the period from April 1, 2020 through April 30, 2020 and consisted of cash distributions paid in the amount of $6,267,962 and $1,774,183 in shares issued pursuant to the DRP.
COVID-19 Outbreak
The outbreak of COVID-19, declared by the World Health Organization as a global pandemic on March 11, 2020, is causing heightened uncertainty in both local and global market conditions. The effect COVID-19 will have on the real estate markets generally, and in which the Company owns and operates assets, is currently unknown and will depend in part on both the scale and longevity of the pandemic. While market activity is being impacted in most sectors, at this stage hospitality and retail sectors have been most significantly impacted due to the increased responses by local, national and global authorities, including shelter in place orders, restriction of travel and growing international concern. A prolonged pandemic could have a significant (and is yet unknown or quantifiable) impact on other sectors of the property market including multifamily real estate. The changing responses to COVID-19 create an unprecedented set of circumstances on which to base a judgment.
Appointment of Messrs. Brines and Bowie to the Audit, Investment and Valuation Committees
On April 6, 2020, the Company’s board of directors appointed Ned W. Brines and Stephen R. Bowie to each of the Company’s Audit Committee, Investment Committee and Valuation Committee. In appointing Messrs. Brines and Bowie to the Audit Committee, the Company’s board of directors determined that each is financially literate and (i) satisfies all criteria for independence established by the SEC and (ii) is otherwise free from any relationship that, in the opinion of the board of directors, would interfere with the exercise of his independent judgment as a member of the Audit Committee.
Acquisition of VV&M Apartments
The Company, through its indirect subsidiary STAR III OP, agreed to acquire a 310-unit multifamily property located in Dallas, Texas known as VV&M Apartments (“VV&M”) for an aggregate purchase price of $59,250,000, pursuant to the terms of a Contribution Agreement, dated as of March 20, 2020 (the “Contribution Agreement”), by and among STAR III OP, as Purchaser, and Wellington VVM, LLC and Copans VVM, LLC (collectively, the “Contributors”). The closing of the acquisition of VV&M by the Company was subject to certain closing conditions, including obtaining lender consent for the Company to assume approximately $44,800,000 in existing mortgage debt secured by VV&M.

PART I — FINANCIAL INFORMATION (continued)

Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited)

On April 21, 2020 (the “Closing Date”), all of the closing conditions had been satisfied or waived and the Contributors contributed VV&M to STAR III OP and STAR III OP issued 948,785 Class A-2 operating partnership units (“Class A-2 OP Units”) valued at $14,450,000 in the aggregate to the Contributors, all in accordance with the Contribution Agreement.
On the Closing Date, STAR III OP and the Contributors entered into the Second Amended and Restated Agreement of Limited Partnership of STAR III OP (“STAR III OP Agreement”). The STAR III OP Agreement provides for the Contributors to request STAR III OP to: (i) repurchase the outstanding Class A-2 OP Units after five years from the Closing Date and (ii) convert the Class A-2 OP Units into shares of common stock of the Company. STAR III OP has the right to repurchase the Class A-2 OP Units after five years from the Closing Date. STAR III OP can exercise its repurchase right in cash and may be able to settle the repurchase in shares of common stock of the Company. The Class A-2 OP Units will receive distributions at the same rate paid to holders of the Company’s common stock.

PART I — FINANCIAL INFORMATION (continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of Steadfast Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Steadfast Apartment REIT, Inc., a Maryland corporation.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have had a net loss for each quarterly and annual period since inception;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	the spread of coronavirus, or COVID-19, and its impact on the health and well-being of our residents and employees of our advisor and property manager;

•	the impact of COVID-19 on the U.S. economy and our results of operations;

•	our ability to secure resident leases for our multifamily properties at favorable rental rates;

•	risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;

•
the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s-length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;

•	our ability to generate sufficient cash flows to pay distributions for our stockholders;

•	our level of indebtedness following our mergers with Steadfast Income REIT, Inc., or SIR, and Steadfast Apartment REIT III, Inc., or STAR III, which we collectively refer to as the “Mergers”;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	changes in interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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
All forward looking statements included herein should be read in connection with the risks identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of March 31, 2020, we owned and managed a diverse portfolio of 69 multifamily properties comprising a total of 21,525 apartment homes, two parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
COVID-19 Impact
We are carefully monitoring the COVID-19 pandemic and its impact on our business. For the month of April 2020, we allowed qualifying residents to defer their April 2020 rent, which will be collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed twelve months), or the April 2020 COVID-19 Payment Plan. For the month of May 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan, or the May 2020 COVID-19 Payment Plan and together with the April 2020 COVID-19 Payment Plan, the “COVID-19 Payment Plans.” If the qualifying resident fails to make payments pursuant to the May 2020 COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. Qualifying residents for the COVID-19 Payment Plans were required to provide support to demonstrate their financial hardship. The COVID-19 pandemic could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, or reduced rental rates to maintain occupancies. As of May 8, 2020, we collected 94.6% and 91.9% of rent charged for the month of April 2020 and May 2020, respectively. As of May 8, 2020, the number of qualifying residents who opted for the COVID-19 Payment Plans in the month of April 2020 and May 2020, respectively, were 1,007 and 121. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.
We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support could provide helpful mitigation for us; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of March 31, 2020, we had sold 110,613,259 shares of common stock for gross offering proceeds of $1,701,940,788, including 6,983,179 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $104,211,630.

PART I — FINANCIAL INFORMATION (continued)

On April 17, 2020, our board of directors determined an estimated value per share of our common stock of $15.23 as of March 6, 2020. Additional information on our estimated value per share can be found on our Current Report in Form 8-K filed with the SEC on April 20, 2020. In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $15.23, effective May 1, 2020.
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, SIR, Steadfast Apartment REIT Operating Partnership, L.P., our operating partnership, or the STAR Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, or the SIR OP, and SI Subsidiary, LLC, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, continues as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, STAR III, STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, or the STAR III OP, and SIII Subsidiary, or STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continues as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, was converted into 1.430 shares of our common stock.
Combined Company
Through the Mergers, we acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The combined company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
Our Advisor and Operating Partnership
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
Substantially all of our business is conducted through STAR Operating Partnership, SIR OP and STAR III OP. We are the sole general partner of STAR Operating Partnership and SIR Merger Sub and STAR III Merger Sub is the general partner of SIR OP and STAR III OP, respectively. As we accepted subscriptions for shares of common stock in our initial public offering, we transferred substantially all of the net proceeds to STAR Operating Partnership as a capital contribution. Each of STAR Operating Partnership, SIR OP and STAR III OP are party to limited partnership agreements with its respective general partner. These partnership agreements contain substantially the same terms. As the context requires, in this quarterly report references to “operating partnership” refer to STAR OP, SIR OP and STAR III OP collectively and references to “limited partnership agreement” means the limited partnership agreements of STAR Operating Partnership, SIR OP and STAR III OP collectively.
The limited partnership agreement of the operating partnership provides that it will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the operating partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the operating partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by the operating partnership in acquiring and operating our investments, the operating partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of the operating partnership.

PART I — FINANCIAL INFORMATION (continued)

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
Market Outlook
The global COVID-19 pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. We expect that the disruptions in the U.S. economy as a result of COVID-19 will have an adverse impact on our results of operations for the remainder of 2020 as we expect to experience lower occupancies and higher default rates. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing, the lifting of “shelter in place” orders and the timing on the reopening of society. It was recently announced that the U.S. economy contracted at an annualized rate of 4.8% in the first quarter of 2020, the steepest contraction since the last recession. There is no assurance as to when and to what extent the U.S. economy will improve.
While all property classes will be adversely impacted by the current economic downturn, we believe we are well positioned to navigate this unprecedented period. We believe multifamily properties will be less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should outperform other classes of multifamily properties. We also believe that long-run economic and demographic trends will benefit our existing portfolio. Home ownership rates should remain at near all-time lows given the current economic situation. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, will continue to increasingly choose rental housing over home ownership. Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments while Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. These factors should lead to mitigating the effects of the current economic downturn and continued growth as the economy recovers.

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of March 31, 2020, we owned the 69 multifamily apartment communities and two parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	94.9%	96.0%	$1,103	$1,120
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	93.5%	94.1%	988	992
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	94.3%	96.0%	1,345	1,344
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,623,103	93.8%	92.4%	1,104	1,076
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,501,433	95.2%	94.8%	1,393	1,424
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	91.1%	91.7%	1,164	1,220
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	93.3%	91.6%	1,198	1,192
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	93.9%	96.8%	914	905
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,836,170	92.3%	95.0%	1,104	1,144
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,583,381	96.2%	97.1%	1,175	1,145
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,252,421	95.6%	96.7%	1,030	1,100
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,667,079	93.8%	92.8%	1,022	1,012
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	96.1%	96.1%	1,208	1,221
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	94.7%	95.0%	1,267	1,257
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	92.7%	92.7%	948	923
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	94.6%	95.3%	1,035	1,011
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,824,771	95.1%	95.8%	1,486	1,486
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,589,575	93.3%	94.4%	1,396	1,392
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,845,427	95.8%	95.8%	1,508	1,507
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,237,404	92.7%	96.3%	1,310	1,344
21	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,578,311	94.3%	94.7%	998	1,016
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,894,445	94.9%	96.8%	1,716	1,716
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,268,044	90.1%	90.1%	1,407	1,364
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	93.8%	93.3%	1,332	1,373

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	$51,400,000	$48,591,724	93.1%	94.4%	$1,071	$1,068
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,016,053	93.7%	93.7%	1,397	1,396
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,343,106	92.9%	95.2%	1,227	1,196
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	93.5%	96.3%	1,156	1,219
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.4%	96.8%	1,264	1,262
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	92.9%	93.6%	1,071	1,061
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	95.8%	96.4%	1,482	1,492
32	Garrison Station (Victory)(5)	Murfreesboro, TN	5/30/2019	—	8,307,703	—	—%	—%	—	—
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	62,063,929	36,057,912	92.7%	—%	1,489	—
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	94.8%	—%	1,332	—
35	Arista at Broomfield(6)	Broomfield, CO	3/13/2020	—	7,562,689	—	—%	—%	—	—
36	Clarion Park Apartments(7)	Olathe, KS	3/6/2020	220	21,121,795	12,751,604	95.0%	—%	896	—
37	Spring Creek Apartments(7)	Edmond, OK	3/6/2020	252	28,186,894	17,376,026	94.0%	—%	874	—
38	Montclair Parc Apartment Homes(7)	Oklahoma City, OK	3/6/2020	360	40,352,125	—	96.1%	—%	896	—
39	Hilliard Park Apartments(7)	Columbus, OH	3/6/2020	201	28,599,226	12,099,917	97.0%	—%	1,139	—
40	Sycamore Terrace Apartments(7)	Terre Haute, IN	3/6/2020	250	34,419,259	23,007,293	94.8%	—%	1,112	—
41	Hilliard Summit Apartments(7)	Columbus, OH	3/6/2020	208	31,087,442	14,626,313	95.7%	—%	1,249	—
42	Forty 57 Apartments(7)	Lexington, KY	3/6/2020	436	63,030,832	34,502,298	95.0%	—%	969	—
43	Riverford Crossing Apartments(7)	Frankfort, KY	3/6/2020	300	38,139,145	19,692,179	96.3%	—%	974	—
44	Montecito Apartments(7)	Austin, TX	3/6/2020	268	36,461,171	19,358,732	94.8%	—%	1,059	—
45	Hilliard Grand Apartments(7)	Dublin, OH	3/6/2020	314	50,549,232	24,069,708	95.2%	—%	1,291	—
46	Deep Deuce at Bricktown(7)	Oklahoma City, OK	3/6/2020	294	52,519,974	33,543,436	93.5%	—%	1,236	—
47	Retreat at Quail North(7)	Oklahoma City, OK	3/6/2020	240	31,945,161	13,635,722	93.8%	—%	967	—
48	Tapestry Park Apartments(7)	Birmingham, AL	3/6/2020	354	68,840,770	48,691,113	93.8%	—%	1,386	—
49	BriceGrove Park Apartments(7)	Canal Winchester, OH	3/6/2020	240	27,854,617	—	96.3%	—%	929	—
50	Retreat at Hamburg Place(7)	Lexington, KY	3/6/2020	150	21,341,085	—	94.7%	—%	1,041	—
51	Villas at Huffmeister(7)	Houston, TX	3/6/2020	294	41,720,117	27,266,693	93.9%	—%	1,215	—
52	Villas of Kingwood(7)	Kingwood, TX	3/6/2020	330	54,428,707	34,691,256	94.5%	—%	1,264	—

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
53	Waterford Place at Riata Ranch(7)	Cypress, TX	3/6/2020	228	$28,278,261	$—	95.2%	—%	$1,144	$—
54	Carrington Place(7)	Houston, TX	3/6/2020	324	42,258,525	—	93.2%	—%	1,113	—
55	Carrington at Champion Forest(7)	Houston, TX	3/6/2020	284	37,280,704	—	93.0%	—%	1,148	—
56	Carrington Park at Huffmeister(7)	Cypress, TX	3/6/2020	232	33,032,451	21,029,371	93.5%	—%	1,174	—
57	Heritage Grand at Sienna Plantation(7)	Missouri City, TX	3/6/2020	240	32,796,346	14,262,372	93.3%	—%	1,154	—
58	Mallard Crossing Apartments(7)	Loveland, OH	3/6/2020	350	52,002,345	—	94.3%	—%	1,128	—
59	Reserve at Creekside(7)	Chattanooga, TN	3/6/2020	192	24,522,910	15,048,790	94.8%	—%	1,055	—
60	Oak Crossing Apartments(7)	Fort Wayne, IN	3/6/2020	222	32,391,033	21,761,140	96.4%	—%	1,043	—
61	Double Creek Flats(7)	Plainfield, IN	3/6/2020	240	35,490,439	23,818,176	94.2%	—%	1,048	—
62	Jefferson at Perimeter Apartments(7)	Dunwoody, GA	3/6/2020	504	113,483,899	72,898,387	94.0%	—%	1,418	—
63	Bristol Village Apartments(7)	Aurora, CO	3/6/2020	240	62,019,009	35,087,538	95.4%	—%	1,421	—
64	Canyon Resort at Great Hills Apartments(7)	Austin, TX	3/6/2020	256	48,319,857	31,628,786	93.8%	—%	1,378	—
65	Reflections on Sweetwater Apartments(7)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,930,831	91.4%	—%	1,135	—
66	The Pointe at Vista Ridge(7)	Lewisville, TX	3/6/2020	300	51,625,394	31,145,628	96.0%	—%	1,284	—
67	Belmar Villas(7)	Lakewood, CO	3/6/2020	318	79,351,924	47,662,631	94.0%	—%	1,381	—
68	Ansley at Princeton Lakes(7)	Atlanta, GA	3/6/2020	306	51,564,357	32,039,853	93.1%	—%	1,240	—
69	Sugar Mill Apartments(7)	Lawrenceville, GA	3/6/2020	244	42,784,645	25,088,034	91.0%	—%	1,188	—
70	Avery Point Apartments(7)	Indianapolis, IN	3/6/2020	512	55,706,852	31,601,009	92.4%	—%	819	—
71	Cottage Trails at Culpepper Landing(7)	Chesapeake, VA	3/6/2020	183	34,657,951	23,424,243	96.2%	—%	1,334	—
				21,525	$3,121,216,775	$1,388,449,438	94.1%	94.6%	$1,181	$1,200
_____________________

(1)	As of March 31, 2020, our portfolio was approximately 95.5% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.

(2)	Average monthly rent is based upon the effective rental income for the month of March 2020 after considering the effect of vacancies, concessions and write-offs.

(3)
Mortgage debt outstanding is net of deferred financing costs, net and premiums and discounts, net associated with the loans for each individual property listed above but excludes the principal balance of $592,137,000 and associated deferred financing costs of $3,792,880 related to the refinancings pursuant to our Master Credit Facility Agreement, or MCFA.

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

(6)
We acquired the Arista at Broomfield property on March 13, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community including 325 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.

(7)
We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.

Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. There have been no significant changes to our accounting policies during the period covered by this report.
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties, we evaluate whether the acquisition is a business combination or an asset acquisition under ASC 805, Business Combinations, or ASC 805. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs incurred and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three months ended March 31, 2020, all of our acquisitions were determined to be asset acquisitions.
The fair values of the tangible assets of an acquired property (which includes land, buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.
The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental revenue over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental revenue.
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new resident and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new resident include commissions, resident improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.

PART I — FINANCIAL INFORMATION (continued)

These lease intangibles are amortized to depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
 Impairment of Real Estate Assets
We account for our real estate assets in accordance with ASC 360, Property, Plant and Equipment, or ASC 360. ASC 360 requires us to continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, we may have to record an impairment to reduce the net book value of such individual asset. We continue to monitor events in connection with the recent outbreak of the COVID-19 pandemic and evaluate any potential indicators that could suggest that the carrying value of our real estate investments and related intangible assets and liabilities may not be recoverable. We did not record any impairment loss on our real estate assets during the three months ended March 31, 2020 and 2019.
Revenue recognition - operating leases
The majority of our revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. We lease apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, we recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that we will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on our statement of operations
Rents and Other receivables
In accordance with ASC 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. We exercise judgment in establishing these allowances and considers payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent receivable related to the straight-lining of rents. Any changes to our collectibility assessment are reflected as an adjustment to rental income.
Residents’ payment plans due to COVID-19
On April 10, 2020, the Financial Accounting Standards Board, or FASB, issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications, which may affect the economics of the lease for the remainder of the lease term. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in ASC 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842.
The FASB staff has been made aware that, given the unprecedented and global nature of the COVID-19 pandemic, it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and, if so, whether those concessions are consistent with the terms of the contract or are modifications to a contract.

PART I — FINANCIAL INFORMATION (continued)

Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance under ASC 842 to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. In addition to that, for concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the FASB allows entities to account for the concessions as if no changes to the lease contract were made. Under this method, a lessor would increase its lease receivable and continue to recognize income.
As of March 31, 2020, no lease concessions were granted to our residents; however, subsequent to March 31, 2020, we began working with residents impacted by the COVID-19 pandemic to determine an appropriate rent relief program.
We have been carefully monitoring the COVID-19 pandemic and its impact on our business. For the month of April 2020, we allowed qualifying residents to defer their April 2020 rent, which will be collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed twelve months). For the month of May 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the May 2020 COVID-19 Payment Plan. If the qualifying resident fails to make payments pursuant to the May 2020 COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. Qualifying residents for the COVID-19 Payment Plans were required to provide support to demonstrate their financial hardship. We continue to evaluate the impact of our rent relief programs and the appropriate accounting policy elections to be applied to the COVID-19 Payment Plans.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2020 and December 31, 2019, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2019.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002459 and $0.002466 per share per day during the three months ended March 31, 2020 and 2019, which if paid each day over a 366-day period and 365-day period, respectively, is equivalent to a 6.0% annualized distribution rate based on our initial public offering price of $15.00 per share of common stock.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the fiscal quarter ended March 31, 2020, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
First Quarter 2020	$15,391,533	$0.224	$6,716,712	$5,084,155	$11,800,867	$5,191,753	$6,609,114	$5,191,753
____________________

(1)
Distributions during the first quarter of 2020 were based on daily record dates and calculated at a rate of $0.002459 per share per day. Beginning on March 6, 2020 through March 31, 2020, distributions for the former SIR and STAR III stockholders were based on daily record dates and calculated at a rate of $0.002459 per share per day.

(2)	Assumes each share was issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2020, we paid aggregate distributions of $11,800,867, which was comprised of $6,716,712 of distributions paid in cash and 320,969 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,084,155. For the three months ended March 31, 2020, our net loss was $9,681,128, we had funds from operations, or FFO, of $7,678,383 and net cash provided by operations of $5,191,753. For the three months ended March 31, 2020, we funded $5,191,753, or 44%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $6,609,114, or 56%, from funds equal to our distribution reinvestment plan. Since inception, of the $210,393,368 in total distributions paid through March 31, 2020, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 20% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 10% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this quarterly report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results and therefore our ability to pay our distributions. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
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

PART I — FINANCIAL INFORMATION (continued)

With respect to other commercial properties, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of March 31, 2020, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2020, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 65% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:

•	unrestricted cash balance, which was $215,105,801 as of March 31, 2020;

•	various forms of secured and unsecured financing;

•	equity capital from joint venture partners; and

•	proceeds from our distribution reinvestment plan.
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
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this quarterly report as it continues to evolve globally. If the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our residents continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this Quarterly Report on Form 10-Q, this could materially disrupt our business operations.

PART I — FINANCIAL INFORMATION (continued)

Credit Facility
Master Credit Facility
On July 31, 2018, or the Closing Date, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with Berkeley Point Capital, LLC, or the Facility Lender, for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry (see Note 3 Real Estate), we and the Facility Lender amended the MCFA to include Patina Flats at the Foundry and an unencumbered multifamily property owned by us as collateral. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate, or LIBOR, plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches described herein have a maturity date of August 1, 2028, and the fourth tranche described herein has a maturity date of March 1, 2030, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. We paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid our advisor a loan coordination fee of $3,061,855.
As of March 31, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	March 31, 2020	December 31, 2019
Principal balance on master credit facility, gross	$592,137,000	$551,669,000
Deferred financing costs, net on master credit facility(1)	(3,792,880)	(3,208,770)
Master Credit facility, net	$588,344,120	$548,460,230
___________

(1)	Accumulated amortization related to deferred financing costs in respect of the MCFA as of March 31, 2020 and December 31, 2019, was $942,234 and $832,187, respectively.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank, National Association, or PNC Bank, for a construction loan related to the development of Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month LIBOR plus 2.00%, which then reduces to the one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at March 31, 2020.
Assumed Debt as a result of the Completion of Mergers
On March 6, 2020, upon consummation of the Mergers, we assumed all of SIR’s and STAR III’s obligations under the outstanding mortgage loans secured by 29 of the SIR and STAR III’s properties. We recognized the fair value of the assumed notes payable in the Mergers of $795,431,027, which consists of the assumed principal balance of $791,020,471 and a net premium of $4,410,556.

PART I — FINANCIAL INFORMATION (continued)

The following is a summary of the terms of the assumed loans on the date of the Mergers:

			Interest Rate Range
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum	Principal Outstanding At Merger Date
Variable rate	2	1/1/2027 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.31%	$64,070,000
Fixed rate	27	10/1/2022 - 10/1/2056	3.19%	4.66%	726,950,471
Assumed Principal Mortgage Notes Payable	29				$791,020,471
Cash Flows Provided by Operating Activities
During the three months ended March 31, 2020, net cash provided by operating activities was $5,191,753 compared to cash provided by operating activities of $2,276,063 for the three months ended March 31, 2019. The increase in our net cash provided by operating activities is primarily due to a decrease in our net loss due to an increase in rental revenues from the acquisition of 38 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers, and a decrease in accounts payable and accrued liabilities, compared to the same prior year period.
Cash Flows Provided by (Used in) Investing Activities
During the three months ended March 31, 2020, net cash provided by investing activities was $51,575,593 compared to net cash used in investing activities of $5,325,578 during the three months ended March 31, 2019. The increase in net cash provided by investing activities was primarily due to the net proceeds received from the sale of a real estate property during the three months ended March 31, 2020, and the cash and restricted cash acquired in connection with the Mergers, net of transaction costs, partially offset by the acquisition of two multifamily properties, the acquisition of land held for the development of apartment homes and a decrease in capital projects during the three months ended March 31, 2020, compared to the same prior year period. Net cash provided by investing activities during the three months ended March 31, 2020, consisted of the following:

•	$98,283,732 of cash and restricted cash acquired in Mergers, net of transaction costs;

•	$69,196,179 of cash used for the acquisition of real estate investments;

•	$6,287,613 of cash used for the acquisition of real estate held for development;

•	$1,221,453 of cash used for improvements to real estate investments;

•	$670,071 of cash used for additions to real estate held for development;

•	$2,500,000 of cash used for escrow deposits for pending real estate acquisitions;

•	$32,962,285 of net proceeds from the sale of a real estate investment;

•	$86,892 of cash provided by proceeds from insurance claims; and

•	$118,000 of cash provided by the investment in an unconsolidated joint venture.
Cash Flows Provided by (Used in) Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $28,434,479 compared to net cash used in financing activities of $8,416,565 during the three months ended March 31, 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from borrowing on our MCFA and a decrease in repurchases of our common stock during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, partially offset by an increase in payment of deferred financing costs and an increase in distributions paid to common stockholders during the three months ended March 31, 2020, compared to the same prior year period. Net cash provided by financing activities during the three months ended March 31, 2020, consisted of the following:

•	$40,468,000 of proceeds received from borrowings on our MCFA;

•	$4,472,525 of cash used to pay for deferred financing costs, after a payment of $313,032 of principal payments on mortgage notes payable and a payment of $80,000 of cash deposited to finance loans;

•	$46,995 of payments of commissions on sales of common stock;

PART I — FINANCIAL INFORMATION (continued)

•	$6,716,712 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $5,084,155; and

•	$797,289 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At March 31, 2020, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings will be approximately 55% to 65% of the value of our properties (after debt amortization) and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of March 31, 2020, our aggregate borrowings were not in excess of 300% of the value of our net assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor in connection with the management of our asset portfolio and costs incurred by our advisor in providing services to us.
As of March 31, 2020, we had indebtedness totaling $1,976,793,558, comprised of an aggregate principal amount of $1,983,834,948 net deferred financing costs of $11,337,364 and net premiums of $4,295,974. The following is a summary of our contractual obligations as of March 31, 2020:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$653,303,764	$59,146,008	$155,919,552	$148,756,520	$289,481,684
Principal payments on outstanding debt obligations(2)	1,983,834,948	4,145,140	42,252,979	117,803,979	1,819,632,850
Total	$2,637,138,712	$63,291,148	$198,172,531	$266,560,499	$2,109,114,534
________________

(1)
Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2020. We incurred interest expense of $14,390,954 during the three months ended March 31, 2020, including amortization of deferred financing costs totaling $327,470, net unrealized loss from the change in fair value of interest rate cap agreements of $2,251, amortization of net loan premiums and discounts of $(114,582), and loan fees associated with mortgage notes refinancing of $31,397, net of capitalized interest of $69,569, respectively.

(2)
Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.

Our debt obligations contain customary financial and non-financial debt covenants. As of March 31, 2020 and 2019, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for three months ended March 31, 2020 and 2019. The ability to compare one period to another is primarily affected by the acquisition of 38 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers and the disposition of three multifamily properties since March 31, 2019. The number of multifamily properties wholly-owned by us increased to 69 as of March 31, 2020, from 34 as of March 31, 2019. As of March 31, 2020, we owned 69 multifamily properties, two parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of

PART I — FINANCIAL INFORMATION (continued)

4,584 apartment homes. Our results of operations were primarily affected by (1) the acquisition of 38 multifamily properties, 36 of which were acquired in the Mergers, (2) the disposition of three multifamily properties subsequent to March 31, 2019, (3) the increase in rents and (4) our value-enhancement activity completed through March 31, 2020, as further discussed below.
Our results of operations for the three months ended March 31, 2020 and 2019 are not indicative of those expected in future periods. For the three months ended March 31, 2020, we continued to perform value-enhancement projects, which may have an impact on our future results of operations. Due to the recent outbreak of COVID-19 in the U.S. and globally, our residents ability to pay rent has been impacted, which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
The following table summarizes the consolidated results of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2020	2019	Change $	Change %
Total revenues	$53,713,939	$42,585,227	$11,128,712	26%	$9,490,035	$1,638,677
Operating, maintenance and management	(12,496,559)	(10,058,274)	(2,438,285)	(24)%	(2,322,655)	(115,630)
Real estate taxes and insurance	(8,743,446)	(6,581,189)	(2,162,257)	(33)%	(1,797,306)	(364,951)
Fees to affiliates	(8,427,296)	(6,065,648)	(2,361,648)	(39)%	(1,603,275)	(758,373)
Depreciation and amortization	(28,575,896)	(18,282,293)	(10,293,603)	(56)%	(9,412,797)	(880,806)
Interest expense	(14,390,954)	(12,233,295)	(2,157,659)	(18)%	(2,343,906)	186,247
General and administrative expenses	(2,430,299)	(1,864,269)	(566,030)	(30)%	(221,454)	(344,576)
Gain on sale of real estate, net	11,384,599	—	11,384,599	100%	11,384,599	—
Interest income	253,254	178,678	74,576	42%	45,534	29,042
Insurance proceeds in excess of losses incurred	66,723	3,400	63,323	1,862%	—	63,323
Equity in loss from unconsolidated joint venture	(35,193)	—	(35,193)	100%	(35,193)	—
Loss on debt extinguishment	—	(41,609)	41,609	(100)%	—	41,609
Net loss	$(9,681,128)	$(12,359,272)	$2,678,144	22%

NOI(3)	$30,125,025	$24,040,268	$6,084,757	25%
FFO(4)	$7,678,383	$5,923,021	$1,755,362	30%
MFFO(4)	$7,692,860	$6,503,003	$1,189,857	18%
______________

(1)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, related to multifamily properties acquired or disposed of on or after January 1, 2019.

(2)
Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, related to multifamily properties owned by us throughout both periods presented.

PART I — FINANCIAL INFORMATION (continued)

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

(4)
GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”

Net loss
For the three months ended March 31, 2020, we had a net loss of $9,681,128 compared to $12,359,272 for the three months ended March 31, 2019. The decrease in net loss of $2,678,144 over the comparable prior year period was primarily due to an increase in total revenues of $11,128,712 and an increase in gain on sale of real estate, net of $11,384,599 and, to a lesser extent, the increases in interest income of $74,576, insurance proceeds in excess of losses incurred of $63,323 and the decrease in loss on debt extinguishment of $41,609, partially offset by increases in operating, maintenance and management expenses of $2,438,285, real estate taxes and insurance of $2,162,257, fees to affiliates of $2,361,648, depreciation and amortization expense of $10,293,603, interest expense of $2,157,659, general and administrative expenses of $566,030 and equity in loss from unconsolidated joint venture of $35,193.
Total revenues
Total revenues were $53,713,939 for the three months ended March 31, 2020, compared to $42,585,227 for the three months ended March 31, 2019. The increase of $11,128,712 was primarily due to the increase in total revenues of $9,490,035 due to the increase in the number of properties in our portfolio subsequent to March 31, 2019, as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $1,638,677 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $12,496,559 for the three months ended March 31, 2020, compared to $10,058,274 for the three months ended March 31, 2019. The increase of $2,438,285 was primarily due to the increase in the number of properties in our portfolio subsequent to March 31, 2019, as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $115,630 in operating, maintenance and management expenses at the multifamily properties held throughout both periods.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $8,743,446 for the three months ended March 31, 2020, compared to $6,581,189 for the three months ended March 31, 2019. The increase of $2,162,257 was primarily due to the increase in the number of properties in our portfolio subsequent to March 31, 2019, as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $364,951 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.

PART I — FINANCIAL INFORMATION (continued)

Fees to affiliates
Fees to affiliates were $8,427,296 for the three months ended March 31, 2020, compared to $6,065,648 for the three months ended March 31, 2019. The increase of $2,361,648 was primarily due to an increase in investment management fees, property management fees and the reimbursement of software costs during the three months ended March 31, 2020, due to the increase in the number of properties in our portfolio subsequent to March 31, 2019, predominately as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $758,373 in fees to affiliates at the multifamily properties held throughout both periods.
Depreciation and amortization
Depreciation and amortization expenses were $28,575,896 for the three months ended March 31, 2020, compared to $18,282,293 for the three months ended March 31, 2019. The increase of $10,293,603 was primarily due to the net increase in depreciable assets of $1,417,933,698, in addition to the increase in tenant origination and absorption costs of $39,716,257 subsequent to March 31, 2019. This is due to the increase in the number of properties in our portfolio subsequent to March 31, 2019 predominately as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $880,806 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2020, was $14,390,954 compared to $12,233,295 for the three months ended March 31, 2019. The increase of $2,157,659 was primarily due to the increase in the notes payable, net, of $926,592,891 since March 31, 2019. The increase in notes payable, net consists of the following: (1) $792,739,079 which relates to the assumption of notes payable, net, through the Mergers on March 6, 2020, (2) $59,883,000 which relates to the refinancings that occured subsequent to March 31, 2019, experiencing a full quarter of interest expense in the three months ended March 31, 2020, (3) $36,515,122 which relates to the debt assumed on the acquisition of one multifamily property during three months ended March 31, 2020, (4) $40,468,000 which relates to the increase in our MCFA associated with the acquisition of one multifamily property and the refinancing of an existing multifamily property during the three months ended March 31, 2020, (5) $3,037,228.61 which relates to deferred financing costs associated with refinancing of notes payable since March 31, 2019 and the increase in the MCFA, (6) $1,060,438.84 which relates to the amortization of deferred financing costs since March 31, 2019, and (7) $1,035,520.31 which relates to the payment of principal on existing debt since March 31, 2019.
Included in interest expense is the amortization of deferred financing costs of $327,470 and $247,773, net, unrealized loss on derivative instruments of $2,251 and $179,616, amortization of net debt premiums of $(114,582) and $0, credit facility commitment fees of $0 and $2,137, and closing costs associated with the refinancing of debt of $31,397 and $0, net of capitalized interest of $69,569 and $0, for the three months ended March 31, 2020 and 2019, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2020, were $2,430,299 compared to $1,864,269 for the three months ended March 31, 2019. These general and administrative expenses consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $566,030 was partially due to an increase of $221,454 due to the increase in the number of properties in our portfolio subsequent to March 31, 2019, as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to March 31, 2019. In addition, we experienced an increase of $344,576 in general and administrative expenses at the properties held throughout both periods.
Gain on sale of real estate
Gain on sale of real estate for the three months ended March 31, 2020, was $11,384,599 compared to $0 for the three months ended March 31, 2019. The gain on sale of real estate consisted of the gain recognized on the disposition of one multifamily property during the three months ended March 31, 2020. No multifamily property dispositions occurred during the

PART I — FINANCIAL INFORMATION (continued)

three months ended March 31, 2019. Our gain on sales of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the three months ended March 31, 2020, was $253,254 compared to $178,678 for the three months ended March 31, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended March 31, 2020, was $66,723 compared to $3,400 for the three months ended March 31, 2019.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended March 31, 2020, was $35,193 compared to $0 for the three months ended March 31, 2019. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. Equity in loss from unconsolidated joint venture will vary in the future based on the operating results of the joint venture.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended March 31, 2020, was $0 compared to $41,609 for the three months ended March 31, 2019. The expenses incurred during the three months ended March 31, 2019 consisted of deferred financing costs, net related to the termination of the line of credit during the three months ended March 31, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.

For information on our results of operations for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, see our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019.
Property Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2019. As of March 31, 2020, 31 of our properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019	Change $	Change %
Same-store properties:
Revenues	$41,864,622	$40,225,945	$1,638,677	4.1%
Operating expenses(1)	17,942,636	17,246,152	696,484	4.0%
Net operating income	23,921,986	22,979,793	942,193	4.1%

Non-same-store properties:
Net operating income	6,203,039	1,060,475	5,142,564

Total net operating income(2)	$30,125,025	$24,040,268	$6,084,757
________________

(1)
Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.

PART I — FINANCIAL INFORMATION (continued)

(2)	See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2020, was $23,921,986 compared to $22,979,793 for the three months ended March 31, 2019. The 4.1% increase in same-store net operating income was a result of a 4.1% increase in same-store rental revenues partially offset by a 4.0% increase in same-store operating expenses.
Revenues
Same-store revenues for the three months ended March 31, 2020, were $41,864,622 compared to $40,225,945 for the three months ended March 31, 2019. The 4.1% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,175 as of March 31, 2019, to $1,206 as of March 31, 2020, as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2020, were $17,942,636 compared to $17,246,152 for the three months ended March 31, 2019. The 4.0% increase in same-store operating expenses was primarily attributable to increases in property taxes and insurance and general and administrative expenses during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2020 and 2019 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(9,681,128)	$(12,359,272)
Fees to affiliates(1)	5,843,389	4,160,152
Depreciation and amortization	28,575,896	18,282,293
Interest expense	14,390,954	12,233,295
Loss on debt extinguishment	—	41,609
General and administrative expenses	2,430,299	1,864,269
Gain on sale of real estate	(11,384,599)	—
Other gains(2)	(319,977)	(182,078)
Adjustments for investment in unconsolidated joint venture(3)	270,191	—
Net operating income	$30,125,025	$24,040,268
________________

(1)
Fees to affiliates for the three months ended March 31, 2020 and 2019, exclude property management fees of $1,496,370 and $1,234,277 and other reimbursements of $1,087,537 and $671,219, respectively, that are included in NOI.

(2)	Other gains for the three months ended March 31, 2020 and 2019, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Reconciliation of net loss to MFFO:
Net loss	$(9,681,128)	$(12,359,272)
Depreciation of real estate assets	22,751,822	18,282,293
Amortization of lease-related costs(1)	5,822,805	—
Gain on sales of real estate, net	(11,384,599)	—
Adjustments for investment in unconsolidated joint venture(2)	169,483	—
FFO	7,678,383	5,923,021
Acquisition fees and expenses(3)(4)	13,148	358,757
Unrealized loss on derivative instruments	2,251	179,616
Loss on debt extinguishment	—	41,609
Amortization of below market leases	(922)	—
MFFO	$7,692,860	$6,503,003
________________

(1)
Amortization of lease-related costs for the three months ended March 31, 2020 and 2019, exclude amortization of operating lease right-of-use assets of $1,269 and $0 that is included in FFO, respectively.

(2)
Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture as well as the amortization of outside basis difference.

(3)
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

(4)
Acquisition fees and expenses for the three months ended March 31, 2020 and 2019, include acquisition expenses of $13,148 and $358,757, respectively, that did not meet the criteria for capitalization under ASU 2017-01, which now forms part of ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the then-proposed SIR Merger and STAR III Merger and were incurred and expensed through the date of the Merger Agreement. Upon signing the Merger Agreement, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I — FINANCIAL INFORMATION (continued)

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 8 (Related Party Arrangements) to the unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2020, the fair value of our fixed rate debt was $1,818,695,053 and the carrying value of our fixed rate debt was $1,755,821,787. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2020, the fair value of our variable rate debt was $218,263,178 and the carrying value of our variable rate debt was $220,971,771. Based on interest rates as of March 31, 2020, if interest rates are 100 basis points higher during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase by $2,261,860 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would decrease by $2,245,631.
At March 31, 2020, the weighted-average interest rate of our fixed rate debt and variable rate debt was 4.00% and 2.97%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.89% at March 31, 2020. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2020 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2020, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2020, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for

PART I — FINANCIAL INFORMATION (continued)

each of our interest rate cap agreements as of March 31, 2020 were not in excess of the capped rates. See also Note 11 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as noted below, there have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and will likely have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause residents to be unable to pay their rent, or cause other impacts described below.
In December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting shelter in place orders, quarantines and restrictions on travel.
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, shelter in place orders, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. There can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
The effects of COVID-19 or another pandemic could adversely affect us and/or our residents due to, among other factors:

•
the unavailability of personnel, including executive officers and other leaders that are part of the management team, and the inability to recruit, attract and retain skilled personnel, to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work-business and operating results may be negatively impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;

•
residents’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;

•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

PART II — OTHER INFORMATION (continued)

•	our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders; and

•	our inability to satisfy repurchase requests and preserve liquidity, if demand for repurchases exceeds the limits of our share repurchases program or ability to fund repurchases.
Because our property investments are located in the United States, COVID-19 has begun and will continue to impact our properties and operating results given its continued spread within the United States, leading to potential reductions in occupancy, increases in costs of operation and limited hours or closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
Residents and potential residents of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Residents or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For residents impacted by COVID-19, we have agreed to provide certain rent relief. For the month of April 2020, we allowed qualifying residents to defer their April 2020 rent, which will be collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed twelve months). For the month of May 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the May 2020 COVID-19 Payment Plan. If the qualifying resident fails to make payments pursuant to the May 2020 COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. Qualifying residents for the COVID-19 Payment Plans were required to provide support to demonstrate their financial hardship. We continue to evaluate the impact of our rent relief programs and the appropriate accounting policy elections to be applied to the COVID-19 Payment Plans.
The ongoing impact of COVID-19 could lead to further increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate investments are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets has created extreme uncertainty and volatility with respect to the current and future values of real estate, and therefore our estimated value per share, as well as the market value of our debt. As a result, our estimated value per share may not reflect the actual realizable value of our underlying properties at any given time or the market value of our debt.
The current outbreak of COVID-19 and the resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our estimated value per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of March 6, 2020, and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our estimated value, whether due to the COVID-19 outbreak or otherwise, (i) we may overpay to repurchase our shares, and (ii) investors investing in our distribution reinvestment plan may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity or our associated interest rate cap agreements that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our

PART II — OTHER INFORMATION (continued)

estimated net assets value. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities.

Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests.
We urge you to consult with your own tax advisor with respect to the status of any legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 6, 2020, we granted 3,333 shares of restricted shares of common stock to each of our recently appointed two independent directors pursuant to our independent directors’ compensation plan in connection with their election to the board of directors. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended March 31, 2020, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2020	54,120	53,152	$15.00	(4)
February 2020	51,068	—	—	(4)
March 2020	43,861	—	—	(4)
	149,049	53,152
____________________

(1)
We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2020, we had $2,110,537, representing 149,049 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on April 30, 2020.

(2)	Our board of directors amended the share repurchase plan on March 3, 2020 in connection with the Mergers. Prior to the March 3, 2020 amendments, we repurchased shares at prices determined as follows:

PART II — OTHER INFORMATION (continued)

•	92.5% of the Share Repurchase Price (defined below) for stockholders who have held their shares for at least one year;

•	95.0% of the Share Repurchase Price for stockholders who have held their shares for at least two years;

•	97.5% of the Share Repurchase Price for stockholders who have held their shares for at least three years; and

•	100% of the Share Repurchase Price for stockholders who have held their shares for at least four years.
The “Share Repurchase Price” is 93% of the most recently determined estimated value per share. Notwithstanding the above, the repurchase price for repurchases sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” was the average issue price the respective stockholder paid to acquire the shares from us.
In connection with the announcement of the SIR Merger and STAR III Merger, on August 5, 2019, our board of directors approved the Amended and Restated Share Repurchase Plan, or the Amended & Restated SRP, which became effective September 5, 2019, and applied with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, we only repurchased shares of common stock in connection with the death or qualifying disability (as determined by our board of directors in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Amended & Restated SRP.
On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, our board of directors amended our share repurchase plan to allow all stockholders to request repurchases (as opposed to death and disability only) beginning with the second quarter repurchases date. The Share Repurchase Price will be 93% of the most recently disclosed estimated value per share regardless of the holding period.

(3)	From inception through March 31, 2020, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.

(4)
We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter, which increased to $4,000,000 beginning with April 30, 2020 repurchase date and set the repurchase price in all instances (ordinary and qualifying death or disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share.

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
3.3
Articles Supplementary of Steadfast Apartment REIT, Inc. (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 6, 2020, and incorporated herein by reference)

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
10.1
Amended and Restated STAR Advisory Agreement, dated as of March 5, 2020, by and between Steadfast Apartment REIT, Inc. and Steadfast Apartment Advisor, LLC. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 6, 2020, and incorporated herein by reference)

10.2
Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on April 27, 2020, and incorporated herein by reference

10.3*	Amended and Restated Limited Partnership Agreement of Steadfast Income REIT Operating Partnership, L.P.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Plan (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 6, 2020, and incorporated herein by reference)
____________________________

*	Filed herewith
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

Steadfast Apartment REIT, Inc.

Date:	May 14, 2020	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Kevin J. Keating
Kevin J. Keating
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)