Form 10-Q
period 2020-06-30
Steadfast Apartment REIT, Inc.
filed 2020-08-10
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2020, there were 109,364,689 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$344,242,749	$151,294,208
Building and improvements	2,885,651,638	1,369,256,465
Tenant origination and absorption costs	41,078,737	—
Total real estate held for investment, cost	3,270,973,124	1,520,550,673
Less accumulated depreciation and amortization	(358,922,535)	(277,033,046)
Total real estate held for investment, net	2,912,050,589	1,243,517,627
Real estate held for development	29,745,781	5,687,977
Real estate held for sale, net	—	21,665,762
Total real estate, net	2,941,796,370	1,270,871,366
Cash and cash equivalents	330,674,998	74,806,649
Restricted cash	36,667,410	73,614,452
Investment in unconsolidated joint venture	18,984,491	—
Rents and other receivables	5,943,396	2,032,774
Assets related to real estate held for sale	—	118,570
Other assets	4,209,681	5,513,315
Total assets	$3,338,276,346	$1,426,957,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$61,749,415	$30,265,713
Notes Payable, net:
Mortgage notes payable, net	1,432,621,678	560,098,815
Credit facilities, net	744,430,795	548,460,230
Total notes payable, net	2,177,052,473	1,108,559,045
Distributions payable	8,232,272	4,021,509
Due to affiliates	5,994,733	7,305,570
Liabilities related to real estate held for sale	—	788,720
Total liabilities	2,253,028,893	1,150,940,557
Commitments and contingencies (Note 11)
Redeemable common stock	—	1,202,711
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 109,437,702 and 52,607,695 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,094,377	526,077
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero and 1,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	10
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, 1,000 and zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	—
Additional paid-in capital	1,596,591,653	698,453,981
Cumulative distributions and net losses	(526,888,587)	(424,166,210)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	1,070,797,453	274,813,858
Noncontrolling interest	14,450,000	—
Total equity	1,085,247,453	274,813,858
Total liabilities and stockholders’ equity	$3,338,276,346	$1,426,957,126

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$79,612,668	$42,887,126	$132,879,341	$85,204,046
Other income	682,926	327,702	1,130,193	596,009
Total revenues	80,295,594	43,214,828	134,009,534	85,800,055
Expenses:
Operating, maintenance and management	19,719,766	10,509,511	32,216,328	20,567,785
Real estate taxes and insurance	13,667,771	6,443,394	22,411,216	13,024,583
Fees to affiliates	13,709,333	6,265,958	22,136,629	12,331,606
Depreciation and amortization	53,455,666	18,515,635	82,031,561	36,797,927
Interest expense	19,715,318	12,165,781	34,106,272	24,399,076
General and administrative expenses	5,272,855	1,800,880	7,703,154	3,665,149
Impairment of real estate	5,039,937	—	5,039,937	—
Total expenses	130,580,646	55,701,159	205,645,097	110,786,126
Loss before other (loss) income	(50,285,052)	(12,486,331)	(71,635,563)	(24,986,071)
Other (loss) income:
Gain on sale of real estate, net	—	—	11,384,599	—
Interest income	134,262	161,887	387,516	340,564
Insurance proceeds in excess of losses incurred	57,689	331,434	124,412	334,834
Equity in loss from unconsolidated joint venture	(2,968,207)	—	(3,003,400)	—
Loss on debt extinguishment	—	—	—	(41,609)
Total other (loss) income	(2,776,256)	493,321	8,893,127	633,789
Net loss	(53,061,308)	(11,993,010)	(62,742,436)	(24,352,282)
Income allocated to noncontrolling interest	163,314	—	163,314	—
Net loss attributable to common stockholders	$(53,224,622)	$(11,993,010)	$(62,905,750)	$(24,352,282)
Loss per common share — basic and diluted	$(0.49)	$(0.23)	$(0.71)	$(0.47)
Weighted average number of common shares outstanding — basic and diluted	109,139,963	52,123,442	88,660,741	51,999,327

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, April 1, 2020	108,898,231	$1,088,982	—	$—	1,000	$10	$1,588,131,358	$(449,238,871)	$1,139,981,479	$—	$1,139,981,479
Issuance of common stock	688,520	6,885	—	—	—	—	10,548,415	—	10,555,300	—	10,555,300
Issuance of OP Units	—	—	—	—	—	—	—	—	—	14,450,000	14,450,000
Repurchase of common stock	(149,049)	(1,490)	—	—	—	—	(2,109,047)	—	(2,110,537)	—	(2,110,537)
Distributions declared ($0.224 per share of common stock)	—	—	—	—	—	—	—	(24,425,094)	(24,425,094)	(163,314)	(24,588,408)
Amortization of stock-based compensation	—	—	—	—	—	—	20,927	—	20,927	—	20,927
Net (loss) income	—	—	—	—	—	—	—	(53,224,622)	(53,224,622)	163,314	(53,061,308)
BALANCE, June 30, 2020	109,437,702	$1,094,377	—	$—	1,000	$10	$1,596,591,653	$(526,888,587)	$1,070,797,453	$14,450,000	$1,085,247,453

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	52,607,695	$526,077	1,000	$10	—	$—	$698,453,981	$(424,166,210)	$274,813,858	$—	$274,813,858
Issuance of common stock	1,016,155	10,162	—	—	—	—	15,629,293	—	15,639,455	—	15,639,455
Issuance of common stock in connection with the SIR Merger	43,775,314	437,753	—	—	—	—	692,963,221	—	693,400,974	—	693,400,974
Issuance of common stock in connection with the STAR III Merger	12,240,739	122,407	—	—	—	—	193,770,898	—	193,893,305	—	193,893,305
Issuance of OP Units	—	—	—	—	—	—	—	—	—	14,450,000	14,450,000
Exchange of convertible common stock into Class A convertible common stock	—	—	(1,000)	(10)	1,000	10	—	—	—	—	—
Transfers to redeemable common stock	—	—	—	—	—	—	(1,383,318)	—	(1,383,318)	—	(1,383,318)
Repurchase of common stock	(202,201)	(2,022)	—	—	—	—	(2,905,805)	—	(2,907,827)	—	(2,907,827)
Distributions declared ($0.448 per share of common stock)	—	—	—	—	—	—	—	(39,816,627)	(39,816,627)	(163,314)	(39,979,941)
Amortization of stock-based compensation	—	—	—	—	—	—	63,383	—	63,383	—	63,383
Net (loss) income	—	—	—	—	—	—	—	(62,905,750)	(62,905,750)	163,314	(62,742,436)
BALANCE, June 30, 2020	109,437,702	$1,094,377	—	$—	1,000	$10	$1,596,591,653	$(526,888,587)	$1,070,797,453	$14,450,000	$1,085,247,453

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, April 1, 2019	51,939,159	$519,392	1,000	$10	$687,531,131	$(362,540,920)	$325,509,613
Issuance of common stock	339,571	3,395	—	—	5,375,301	—	5,378,696
Repurchase of common stock	(135,885)	(1,359)	—	—	(1,998,641)	—	(2,000,000)
Distributions declared ($0.224 per share of common stock)	—	—	—	—	—	(11,684,723)	(11,684,723)
Amortization of stock-based compensation	—	—	—	—	13,896	—	13,896
Net loss	—	—	—	—	—	(11,993,010)	(11,993,010)
BALANCE, June 30, 2019	52,142,845	$521,428	1,000	$10	$690,921,687	$(386,218,653)	$305,224,472

	Common Stock		Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	51,723,801	$517,238	1,000	$10	$684,140,823	$(338,670,111)	$345,987,960
Issuance of common stock	693,889	6,938	—	—	10,750,324	—	10,757,262
Repurchase of common stock	(274,845)	(2,748)	—	—	(3,997,252)	—	(4,000,000)
Distributions declared ($0.446 per share of common stock)	—	—	—	—	—	(23,196,260)	(23,196,260)
Amortization of stock-based compensation	—	—	—	—	27,792	—	27,792
Net loss	—	—	—	—	—	(24,352,282)	(24,352,282)
BALANCE, June 30, 2019	52,142,845	$521,428	1,000	$10	$690,921,687	$(386,218,653)	$305,224,472

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(62,742,436)	$(24,352,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,031,561	36,797,927
Fees to affiliates incurred in common stock	6,620,823	—
Loss on disposal of buildings and improvements	475,176	140,919
Amortization of deferred financing costs	809,876	494,204
Amortization of stock-based compensation	63,383	27,792
Amortization of below market leases	(2,594)	—
Change in fair value of interest rate cap agreements	27,194	199,723
Gain on sale of real estate	(11,384,599)	—
Impairment of real estate	5,039,937	—
Amortization of loan premiums	(718,264)	—
Accretion of loan discounts	189,824	—
Loss on debt extinguishment	—	41,609
Insurance claim recoveries	(581,954)	(639,483)
Equity in loss from unconsolidated joint venture	3,003,400	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,328,708)	(89,038)
Other assets	2,131,230	259,566
Accounts payable and accrued liabilities	6,033,823	(2,702,679)
Due to affiliates	(3,600,122)	1,003,318
Net cash provided by operating activities	26,067,550	11,181,576
Cash Flows from Investing Activities:
Acquisition of real estate investments	(69,914,948)	—
Cash acquired in connection with the Mergers, net of acquisition costs	98,283,732	—
Acquisition of real estate held for development	(14,270,133)	(2,158,815)
Additions to real estate investments	(10,434,613)	(9,883,640)
Additions to real estate held for development	(5,324,771)	(102,284)
Escrow deposits for pending real estate acquisitions	(1,000,000)	(700,100)
Purchase of interest rate cap agreements	(47,000)	—
Net proceeds from sale of real estate investments	32,962,285	—
Proceeds from insurance claims	807,033	714,483
Cash contribution to unconsolidated joint venture	(219,900)	—
Cash distribution from unconsolidated joint venture	360,700	—
Net cash provided by (used in) investing activities	31,202,385	(12,130,356)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(1,533,980)	(480,716)
Borrowings from credit facilities	198,808,000	—
Payments of commissions on sale of common stock	(49,951)	(113,998)
Payment of deferred financing costs	(6,753,413)	—
Distributions to common stockholders	(26,030,027)	(12,535,724)
Repurchase of common stock	(2,907,827)	(4,000,000)
Net cash provided by (used in) financing activities	161,532,802	(17,130,438)
Net increase (decrease) in cash, cash equivalents and restricted cash	218,802,737	(18,079,218)
Cash, cash equivalents and restricted cash, beginning of the period	148,539,671	72,738,775
Cash, cash equivalents and restricted cash, end of the period	$367,342,408	$54,659,557

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $262,619 and $0 for the six months ended June 30, 2020 and 2019, respectively	$31,366,049	$23,807,702
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable	$8,232,272	$3,856,773
Class A-2 OP Units issued for real estate	$14,450,000	$—
Investment management fees payable in shares	$1,464,982	$—
Assumption of mortgage notes payable to acquire real estate	$81,315,122	$—
Premiums on assumed mortgage notes payable	$945,235	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$10,483,613	$10,757,262
Redemptions payable	$4,000,000	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$119,152	$954,446
Due to affiliates from additions to real estate investments	$65,583	$75,443
Accounts payable and accrued liabilities from additions to real estate held for development	$2,888,689	$—
Affiliate accounts payable and accrued liabilities from additions to real estate held for development	$137,857	$—
Due to affiliates for commissions on sales of common stock	$21,337	$185,953
Operating lease right-of-use assets, net	$136,896	$5,871
Operating lease liabilities, net	$148,406	$5,936
Fair value of real estate acquired in the SIR merger	$1,100,742,973	$—
Fair value of STAR III real estate acquired in the STAR III merger	$479,559,505	$—
Fair value of equity issued to SIR shareholders in the SIR merger	$693,400,974	$—
Fair value of equity issued to STAR III shareholders in the STAR III merger	$193,893,305	$—
Fair value of SIR debt assumed in the SIR merger	$506,023,982	$—
Fair value of STAR III debt assumed in the STAR III merger	$289,407,045	$—
Fair value of unconsolidated joint venture assumed in the SIR merger	$22,128,691	$—
Net assets assumed in the SIR merger	$3,553,868	$—
Net assets assumed in the STAR III merger	$2,060,898	$—
Net liabilities assumed in the SIR merger	$21,782,302	$—
Net liabilities assumed in the STAR III merger	$7,334,616	$—
Premiums on assumed mortgage notes payable in the SIR and STAR III mergers	$14,899,631	$—
Discount on assumed mortgage note payable in the SIR and STAR III mergers	$10,489,075	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC (the “Sponsor”) at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. Steadfast Apartment Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”). In connection with the SIR Merger and STAR III Merger (described below), the Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock (the “Class A Convertible Stock”), see Note 7 (Stockholders’ Equity) for more information.
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2020, the Company owned 70 multifamily properties comprising a total of 21,835 apartment homes, three parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 3 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. On May 4, 2020, the Company registered up to 10,000,000 shares of common stock for sale pursuant to the DRP at an initial price of $15.23 per share. As of June 30, 2020, the Company had issued 110,963,247 shares of common stock for gross offering proceeds of $1,707,340,246, including 7,333,167 shares of common stock issued pursuant to the DRP for gross offering proceeds of $109,611,088.
On April 17, 2020, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.23 as of March 6, 2020 (unaudited). In connection with the determination of an updated estimated value per share, the Company’s board of directors revised the price per share for the DRP to $15.23, effective May 1, 2020. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 0.5934 shares of the Company’s common stock.
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
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, converted into 1.430 shares of the Company’s common stock.
Combined Company
Through the Mergers, the Company acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The Combined Company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). For more information on the Mergers, see Note 3 (Real Estate).
The Advisor and Operating Partnership
The business of the Company is externally managed by the Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between the Company and the Advisor (as may be amended, the “Advisory Agreement”). The current term of the Advisory Agreement expires on March 6, 2021, and is subject to annual renewal by the Company’s board of directors. Subject to certain restrictions and limitations, the Advisor manages the Company’s day-to-day operations, manages the Company’s portfolio of properties, sources and presents investment opportunities to the Company’s board of directors and provides investment management services on the Company’s behalf. The Advisor has also entered into an Advisory Services Agreement with Crossroads Capital Advisors, LLC (“Crossroads Capital Advisors”), whereby Crossroads Capital Advisors provides certain advisory services to the Company on behalf of the Advisor. Stira Capital Markets Group, LLC (formerly known as Steadfast Capital Markets Group, LLC) (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager for the Public Offering. The Dealer Manager was responsible for marketing the Company’s shares of common stock offered pursuant to the Public Offering. The Advisor, along with the Dealer Manager, provides marketing, investor relations and other administrative services on the Company’s behalf.
Substantially all of the Company’s business is conducted through the STAR Operating Partnership, SIR OP and STAR III OP. The Company is the sole general partner of STAR Operating Partnership, SIR Merger Sub is the sole general partner of SIR OP and STAR III Merger Sub is the sole general partner of STAR III OP. The Company and Steadfast Apartment REIT Limited Partner, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into the Limited Partnership Agreement of Steadfast Apartment REIT Operating Partnership, L.P. on September 3, 2013 (as amended, the “STAR OP Partnership Agreement”). Each of SIR OP and STAR III OP are party to partnership agreements with SIR Merger Sub and STAR III Merger Sub, respectively, that have substantially the same terms as the STAR OP Partnership Agreement. As the context requires, in this quarterly report, references to the “Operating Partnership” refer to SIR OP, STAR OP and STAR III OP collectively and references to the “Operating Partnership Agreement” refer to the STAR OP Partnership Agreement and the SIR OP and STAR III OP partnership agreements collectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
As the Company accepted subscriptions for shares of its common stock, the Company transferred substantially all of the net offering proceeds from its Public Offering to the STAR Operating Partnership as a contribution in exchange for partnership interests and the Company’s percentage ownership in the STAR Operating Partnership increased proportionately.
The Operating Partnership Agreement provides that the Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Operating Partnership in acquiring and operating real properties, the Operating Partnership pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the Operating Partnership.
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, other than the Financial Accounting Standards Board (“FASB”) Staff Q&A related to Accounting Standards Codification (“ASC”) 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “ASC 842 Q&A”), and noncontrolling interest accounted for in accordance with ASC 810, Consolidation (“ASC 810”), each as further described below. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB, ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Noncontrolling interest
Noncontrolling interest represents the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interest is comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) in STAR III OP, the Company’s indirect subsidiary. The Company accounts for noncontrolling interests in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of June 30, 2020, the Company’s noncontrolling interests qualified as permanent equity. There were no

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
noncontrolling interests in 2019. For more information on the Company’s noncontrolling interest, see Note 8 (Noncontrolling Interest).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805, Business Combinations (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2020, all of the Company’s acquisitions were determined to be asset acquisitions.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the recent outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. The Company recorded an impairment charge related to two of its real estate assets during the three and six months ended June 30, 2020. No impairment loss was recorded in the three and six months ended June 30, 2019. See Note 3 (Real Estate) for details.
Revenue recognition - operating leases
The majority of the Company’s revenue is derived from rental revenue, which is accounted for in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). The Company leases apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, the Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations.
Rents and Other receivables
In accordance with ASC 842, the Company makes a determination of whether the collectability of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, the Company does not maintain a deferred rent receivable related to the straight-lining of rents. Any changes to the Company’s collectability assessment are reflected as an adjustment to rental income.
Residents’ payment plans due to COVID-19
In April, 2020, the FASB issued the ASC 842 Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, modified terms and conditions of a company’s existing lease contracts, such as, changes to lease payments, may affect the economics of the lease for the remainder of the term and are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in ASC 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842.
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
During the quarter ended June 30, 2020, the Company instituted payment plans for its residents that were experiencing hardship due to COVID-19, which the Company refers to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, the Company allowed qualifying residents to defer their rent, which is collected by the Company in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, the Company began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident fails to make payments pursuant to the COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. The Company did not offer residents a payment plan during July 2020 due to the reduced demand for such payment plans in May and June 2020. The Company may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
The Company elected not to evaluate whether its COVID-19 Payment Plans are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of June 30, 2020, the Company reserved approximately $1,264,000 of accounts receivables which are considered not probable for collection.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint venture entities in which it may exercise significant influence over, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost including an outside basis difference, which represents the difference between the purchase price the Company paid for its investment in the joint venture and the book value of the Company’s equity in the joint venture, and subsequently adjusts it to reflect additional contributions or distributions, the Company’s proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company recorded an other-than-temporary impairment (“OTTI”) on its investment in unconsolidated joint venture during the three and six months ended June 30, 2020. No OTTI was recorded in the three and six months ended June 30, 2019. See Note 4 (Investment in Unconsolidated Joint Venture) for details. The Company has elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other assets and liabilities at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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
June 30, 2020
(unaudited)
to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2020 and December 31, 2019, the fair value of the notes payable was $2,321,197,186 and $1,153,445,768, respectively, compared to the carrying value of $2,177,052,473 and $1,108,559,045, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants as well as cash that is deposited with a qualified intermediary for reinvestment under Section 1031 of the Internal Revenue Code. As of June 30, 2020, the Company had a restricted cash balance of $36,667,410, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders. As of December 31, 2019, the Company had a restricted cash balance of $73,614,452, which included $36,740,983 in allocated loan amounts held by the lender of the Company’s master credit facility as collateral for two properties sold during the year ended December 31, 2019, $24,720,969 of cash proceeds from the sale of two properties that were being held by qualified intermediaries as of December 31, 2019, and $12,152,500 related to amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company lenders.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
Cash and cash equivalents	$330,674,998	$43,745,735
Restricted cash	36,667,410	10,913,822
Total cash, cash and cash equivalents and restricted cash	$367,342,408	$54,659,557

Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the six months ended June 30, 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2020 through June 30, 2020.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2020, the Company declared distributions totaling $0.224 and $0.448 per share of common stock, respectively. During the three and six months ended June 30, 2019, the Company declared distributions totaling $0.224 and $0.446 per share of common stock, respectively.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding for each class of shares outstanding during

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period or based upon the two-class method, whichever is more dilutive. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares.
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
June 30, 2020
(unaudited)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company refers to this transition as reference rate reform. The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges. ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact ASU 2020-04 has on its debt, derivative and lease contracts that are eligible for modification relief and may apply those elections as needed. The Company does not expect a material impact on its consolidated financial statements and related disclosures from the adoption of ASU 2020-04.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
3.          Real Estate
Current Period Acquisitions
During the three and six months ended June 30, 2020, the Company acquired 41 real estate properties, all of which were determined to be asset acquisitions, including 36 real estate properties acquired in the Mergers, two parcels of land for the development of apartment homes and two real estate properties, both acquired through Section 1031 exchanges under the Internal Revenue Code.

The following is a summary of real estate properties acquired during the six months ended June 30, 2020:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Properties	Homes	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below Market Leases	Discount (Premium) on Assumed Liabilities	Total Purchase Price
Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	1	313	$10,574,569	$50,026,284	$1,463,076	$—	$—	$62,063,929
Patina Flats at the Foundry	Loveland, CO	2/11/2020	1	155	2,463,617	41,537,960	1,184,050	(61,845)	—	45,123,782
SIR Merger(1)	Various	3/6/2020	27	7,527	114,377,468	959,337,747	27,027,759	—	1,391,489	1,102,134,463
STAR III Merger(1)	Various	3/6/2020	9	2,639	58,056,275	411,461,858	10,041,373	—	(5,802,045)	473,757,461
Arista at Broomfield	Broomfield, CO	3/13/2020	1	—	7,283,803	750,168	—	—	—	8,033,971
VV&M	Dallas, TX	4/21/2020	1	310	8,207,057	51,299,734	1,407,518	—	(945,235)	59,969,074
Flatirons	Broomfield, CO	6/19/2020	1	—	8,574,704	33,930	—	—	—	8,608,634
			41	10,944	$209,537,493	$1,514,447,681	$41,123,776	$(61,845)	$(5,355,791)	$1,759,691,314

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

As of June 30, 2020, the Company owned 70 multifamily properties comprising a total of 21,835 apartment homes and three parcels of land held for the development of apartment homes.
The total acquisition price of the Company’s real estate portfolio was $3,195,061,239, including land held for the development of apartment homes of $29,745,781. As of June 30, 2020 and December 31, 2019, the Company’s portfolio was approximately 94.6% and 94.6% occupied and the average monthly rent was $1,180 and $1,200, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
As of June 30, 2020 and December 31, 2019, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	June 30, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$344,242,749	$2,885,651,638	$41,078,737	$3,270,973,124	$29,745,781	$—
Less: Accumulated depreciation and amortization	—	(332,961,428)	(25,961,107)	(358,922,535)	—	—
Net investments in real estate and related lease intangibles	$344,242,749	$2,552,690,210	$15,117,630	$2,912,050,589	$29,745,781	$—

	December 31, 2019
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$151,294,208	$1,369,256,465	$—	$1,520,550,673	$5,687,977	$27,285,576
Less: Accumulated depreciation and amortization	—	(277,033,046)	—	(277,033,046)	—	(5,619,814)
Net investments in real estate and related lease intangibles	$151,294,208	$1,092,223,419	$—	$1,243,517,627	$5,687,977	$21,665,762
____________________
(1) During the year ended December 31, 2019, the Company capitalized $1,630,046 of costs related to the Mergers, included in building and improvements in the accompanying consolidated balance sheets.
Total depreciation and amortization expenses were $53,455,666 and $82,031,561 for the three and six months ended June 30, 2020, and $18,515,635and $36,797,927 for the three and six months ended June 30, 2019, respectively.
Depreciation of the Company’s buildings and improvements was $33,315,155 and $56,066,977 for the three and six months ended June 30, 2020, and $18,515,635 and $36,797,927 for the three and six months ended June 30, 2019, respectively.
Amortization of the Company’s intangible assets was $20,140,511 and $25,964,584 for the three and six months ended June 30, 2020 and $0 for the three and six months ended June 30, 2019, respectively.
Amortization of the Company’s tenant origination and absorption costs was $20,138,302 and $25,961,107 for the three and six months ended June 30, 2020 and $0 for the three and six months ended June 30, 2019, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s right-of-use-assets was $2,209 and $3,477 for the three and six months ended June 30, 2020 and $0 for the three and six months ended June 30, 2019, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Amortization of the Company’s other intangible assets was $1,671 and $2,594 for the three and six months ended June 30, 2020, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 10 years.
Operating Leases
As of June 30, 2020, the Company’s real estate portfolio comprised 21,835 residential apartment homes and was 96.8% leased by a diverse group of residents. For the three and six months ended June 30, 2020 and 2019, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from 0.5 to 9.46 years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $8,488,290 and $4,351,837 as of June 30, 2020 and December 31, 2019, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of June 30, 2020, and thereafter is as follows:

July 1 through December 31, 2020	$97,638
2021	155,986
2022	150,960
2023	155,518
2024	160,161
Thereafter	684,598
$1,404,861
As of June 30, 2020 and December 31, 2019, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Real Estate Under Development
During the three and six months ended June 30, 2020, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station	Murfreesboro, TN	5/30/2019	$2,469,183	$10,633,994	$13,103,177
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	750,168	8,033,971
Flatirons	Broomfield, CO	6/19/2020	8,574,703	33,930	8,608,633
			$18,327,689	$11,418,092	$29,745,781

Property Disposition
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
The results of operations for the three and six months ended June 30, 2020 and 2019, through the dates of sale for all properties disposed of through June 30, 2020 were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental income	$1,818	$2,490,822	$319,800	$4,835,309
Other income	3,438	16,832	6,966	31,625
Total revenues	5,256	2,507,654	326,766	4,866,934
Expenses:
Operating, maintenance and management	29,084	698,551	197,580	1,334,474
Real estate taxes and insurance	—	548,814	82,557	1,097,422
Fees to affiliates	(237)	128,384	25,706	242,659
Depreciation and amortization	—	920,069	—	1,832,865
General and administrative expenses	4,153	23,484	7,989	42,546
Total expenses	33,000	2,319,302	313,832	4,549,966
(Loss) income before other income	(27,744)	188,352	12,934	316,968
Other income:
Interest income	—	1,460	—	3,490
Gain on sale of real estate, net	—	—	11,384,599	—
Total other income	—	1,460	11,384,599	3,490
Net (loss) income	$(27,744)	$189,812	$11,397,533	$320,458

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The following table summarizes the purchase price of SIR and STAR III as of the date of the Mergers:

	SIR	STAR III
Class A common stock issued and outstanding	$—	$3,458,807
Class R common stock issued and outstanding	—	475,207
Class T common stock issued and outstanding	—	4,625,943
Common stock issued and outstanding	73,770,330	—
Total common stock issued and outstanding	73,770,330	8,559,957
Exchange ratio	0.5934	1.430
STAR common stock issued as consideration(1)	43,775,314	12,240,739
STAR’s most recently disclosed estimated value per share	15.84	15.84
Value of implied STAR common stock issued as consideration	$693,400,974	$193,893,305
____________________
(1) Represents the number of shares of common stock of SIR and STAR III converted into STAR shares upon consummation of the Mergers.
The following table shows the purchase price allocation of SIR’s and STAR III’s identifiable assets and liabilities assumed as of the date of the Mergers:

	SIR	STAR III
Assets
Land	$114,377,468	$58,056,275
Building and improvements	959,337,747	411,461,858
Acquired intangible assets	27,027,759	10,041,373
Other assets, net	122,688,608	21,438,855
Investment in unconsolidated joint venture	22,128,691	—
Total assets	$1,245,560,273	$500,998,361
Liabilities
Mortgage notes payable	$(506,023,981)	$(289,407,045)
Other liabilities	(46,135,318)	(17,698,011)
	$(552,159,299)	$(307,105,056)
	$693,400,974	$193,893,305

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Capitalized Acquisition Costs Related to the Mergers
The SIR Merger and STAR III Merger were each accounted for as an asset acquisition. In accordance with the asset acquisition method of accounting, costs incurred to acquire the asset were capitalized as part of the acquisition price. Upon the execution of the SIR Merger Agreement and the STAR III Merger Agreement on August 5, 2019, the SIR Merger and STAR III Merger were considered probable of occurring, at which point the Company began to capitalize the merger related acquisition costs to building and improvements in the accompanying consolidated balance sheets. Prior to such date, the merger related acquisition costs were expensed to general and administrative expenses in the accompanying consolidated statements of operations.
Impairment of Real Estate Assets

Ansley at Princeton Lakes and Montecito Apartments

During the three and six months ended June 30, 2020, the Company recorded an impairment charge of $5,039,937 as it was determined that the carrying value of Ansley at Princeton Lakes and Montecito Apartments would not be recoverable. The impairment charge was a result of actively marketing Ansley at Princeton Lakes and Montecito Apartments for sale at disposition prices that were less than their carrying values. In determining the fair value of property, the Company considered Level 3 inputs. See Note 14 (Fair Value Measurements), for further details.

4. Investment in Unconsolidated Joint Venture
On March 6, 2020, upon consummation of the SIR Merger, the Company acquired a 10% interest in BREIT Steadfast MF JV LP (the “Joint Venture”). As of June 30, 2020, the Joint Venture owned 20 multifamily properties with a total of 4,584 apartment homes. The Company does not exercise significant influence, nor does it control the Joint Venture and has accounted for its investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions are generally allocated based on the members’ respective equity interests.
As of June 30, 2020, the book value of the Company’s investment in the Joint Venture was $18,984,491, which includes $8,121,160, primarily consisting of an accounting outside basis difference and capitalized transaction costs. The accounting outside basis difference relates to the difference between the purchase price the Company paid for its investment in the Joint Venture in connection with the SIR Merger and the book value of the Company’s equity in the Joint Venture as of June 30, 2020, as presented on the accompanying consolidated balance sheets. The capitalized transaction costs relate to acquiring the Joint Venture through the consummation of the SIR Merger.
The Company recognized an OTTI on its investment in the Joint Venture of $2,442,411 during the three months ended June 30, 2020. The OTTI is a result of the Company receiving an indication of value in connection with negotiating a sale of the Company’s joint venture interest at a disposition price that was less than the carrying value of the Joint Venture. The OTTI is included in equity in loss from unconsolidated joint venture on the Company’s consolidated statements of operations. In determining the fair value of the Joint Venture, the Company considered Level 3 inputs. See Note 14 (Fair Value Measurements), for details.
During the three and six months ended June 30, 2020, $425,966 and $432,442 of amortization of the basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations, respectively. During the three and six months ended June 30, 2020, the Company received distributions of $242,700 and $360,700 related to its investment in the Joint Venture, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Unaudited financial information for the Joint Venture as of June 30, 2020 and for the three and six months ended June 30, 2020, is summarized below:

June 30, 2020
Assets:
Real estate assets, net	$484,761,857
Other assets	12,368,894
Total assets	$497,130,751
Liabilities and equity:
Notes payable, net	$347,265,380
Other liabilities	16,574,642
Company’s capital	13,329,057
Other partner’s capital	119,961,672
Total liabilities and equity	$497,130,751

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Revenues	$15,900,071	$20,534,675
Expenses	(17,077,940)	(21,999,716)
Other income	179,573	179,573
Net loss	$(998,296)	$(1,285,468)

Company’s proportional net loss	$(99,830)	$(128,547)
Amortization of outside basis	(425,966)	(432,442)
Impairment of unconsolidated joint venture	(2,442,411)	(2,442,411)
Equity in losses of unconsolidated joint venture	$(2,968,207)	$(3,003,400)
5.          Other Assets
As of June 30, 2020 and December 31, 2019, other assets consisted of:

	June 30, 2020	December 31, 2019
Prepaid expenses	$1,857,014	$1,521,084
Interest rate cap agreements (Note 13)	26,048	132
Escrow deposits for pending real estate acquisitions	500,000	2,600,300
Other deposits	1,656,883	1,342,615
Operating lease right-of-use assets, net	169,736	49,184
Other assets	$4,209,681	$5,513,315

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Amortization of the Company’s operating lease right-of-use assets for the three and six months ended June 30, 2020, was $2,209 and $3,477, respectively. Amortization of the Company’s operating lease right-of-use assets for the three and six months ended June 30, 2019, was $0 and $0, respectively.
6.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net, secured by individual properties as of June 30, 2020 and December 31, 2019.

	June 30, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	1/1/2025 - 9/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.31%	$139,740,000
Fixed rate	43	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,295,537,000
Mortgage notes payable, gross	47				3.70%	1,435,277,000
Premiums and discounts, net(2)						4,827,351
Deferred financing costs, net(3)						(7,482,673)
Mortgage notes payable, net						$1,432,621,678

	December 31, 2019
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	2	1/1/2025 - 9/1/2025	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.28%	3.82%	$75,670,000
Fixed rate	14	7/1/2025 - 5/1/2054	3.36%	4.60%	3.96%	488,805,387
Mortgage notes payable, gross	16				3.94%	564,475,387
Deferred financing costs, net(3)						(4,376,572)
Mortgage notes payable, net						$560,098,815
___________
(1) See Note 13 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2) The following table summarizes debt premiums and discounts as of June 30, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

Unamortized Portion of Net Debt Premium (Discount) as of June 30, 2020	Amortization of Debt (Premium) Discount During the Six Months Ended June 30, 2020	Amortized Net Debt Premium (Discount) as of June 30, 2020
$15,844,866	$(718,264)	$15,126,602
(10,489,075)	189,824	(10,299,251)
$5,355,791	$(528,440)	$4,827,351

(3) Accumulated amortization related to deferred financing costs as of June 30, 2020 and December 31, 2019 was $2,790,517 and $2,215,461, respectively.
Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the development of a multifamily property known as Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month LIBOR plus 2.00%, which then reduces to one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at June 30, 2020 or December 31, 2019.

Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry (see Note 3 Real Estate), the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as collateral for the three multifamily properties disposed of and released from the agreement. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. The Company paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, the Company, through seven indirect wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), entered into a Master Credit Facility Agreement (the “PNC MCFA,”), a fixed rate Multifamily Note and a variable rate Multifamily Note (collectively, the “Notes”) and the other loan documents for the benefit of PNC Bank. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135%. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Advisor a loan coordination fee of $791,700.
Revolving Credit Loan Facility
On June 26, 2020, the Company entered into a revolving credit loan facility (the “Revolver”) with the PNC Bank in an amount not to exceed $65,000,000. The Revolver provides for advances (each, a “Revolver Loan” and collectively, the “Revolver Loans”) solely for the purpose of financing costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Revolver has a maturity date of June 26, 2023, subject to extension (the “Revolver Maturity Date”). Advances made under the Revolver are secured by the Landings of Brentwood, as evidenced by the Loan Agreement, the Credit Facility Notes (the “Notes”), the Deed of Trust and a Guaranty from the Company (the “Guaranty,” together with the Loan Agreement and the Notes, the “Loan Documents”).
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of the Revolver Loans from the following options (the “Interest Rate Options”): (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread (the “LIBOR Option”) or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread (the “Base Rate Option,”).

As of June 30, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2020	December 31, 2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Principal balance on Revolver, gross	—	—
Deferred financing costs, net on MCFA(1)	(3,675,065)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,782,261)	—
Deferred financing costs, net on Revolver(3)	(588,879)	—
Credit facilities, net	$744,430,795	$548,460,230
___________
(1) Accumulated amortization related to deferred financing costs in respect of the MCFA as of June 30, 2020 and December 31, 2019, was $1,060,049 and $832,187, respectively.
(2) Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of June 30, 2020 and December 31, 2019, was $6,958 and $0, respectively.
(3) Accumulated amortization related to deferred financing costs in respect of the Revolver as of June 30, 2020 and December 31, 2019, was $0 and $0, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Assumed Debt as a result of the Completion of Mergers
On March 6, 2020, upon consummation of the Mergers, the Company assumed all of SIR’s and STAR III’s obligations under the outstanding mortgage loans secured by 29 properties. The Company recognized the fair value of the assumed notes payable in the Mergers of $795,431,027, which consists of the assumed principal balance of $791,020,471 and a net premium of $4,410,556.
The following is a summary of the terms of the assumed loans on the date of the Mergers:

			Interest Rate Range
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum	Principal Outstanding At Merger Date
Variable rate	2	1/1/2027 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.31%	$64,070,000
Fixed rate	27	10/1/2022 - 10/1/2056	3.19%	4.66%	726,950,471
Assumed Principal Mortgage Notes Payable	29				$791,020,471

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2020:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments on outstanding debt (1)	$2,185,754,000	$2,950,437	$8,719,743	$34,976,371	$61,197,898	$58,716,430	$2,019,193,121
______________
(1) Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At June 30, 2020, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2020, the Company incurred interest expense of $19,715,318 and $34,106,272, respectively. Interest expense for the three and six months ended June 30, 2020, includes amortization of deferred financing costs totaling $482,406 and $809,876, net unrealized loss from the change in fair value of interest rate cap agreements of $24,943 and $27,194, amortization of net loan premiums and discounts of $(413,858) and $(528,440) and costs associated with the refinancing of debt of $11,484 and $42,881, net of capitalized interest of $193,049 and $262,619, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
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
Interest expense of $6,386,279 and $3,954,686 was payable as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
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
On September 3, 2013, the Company issued 13,500 shares of common stock to the Sponsor for $202,500. From inception through March 24, 2016, the date of the termination of the Primary Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers. On May 4, 2020, the Company amended its registration statement for the DRP to register up to 10,000,000 shares of common stock for sale at an initial price of $15.23. As of June 30, 2020, the Company had issued 110,963,247 shares of common stock for offering proceeds of $1,622,503,112, including 7,333,167 shares of common stock issued pursuant to the DRP for total proceeds of $109,611,088, net of offering costs of $84,837,134.
As further discussed in Note 10 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant or will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company.
The issuance and vesting activity for the six months ended June 30, 2020 and year ended December 31, 2019, for the restricted stock issued to the Company’s independent directors were as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	6,666	4,998
Vested shares	(1,666)	(4,998)
Nonvested shares at the end of the period	12,497	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the six months ended June 30, 2020 and year ended December 31, 2019 was as follows:

Grant Year	Weighted Average Fair Value
2019	$15.84
2020	15.84

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Included in general and administrative expenses is $20,928 and $63,383 for the three and six months ended June 30, 2020, and $13,896 and $27,792 for the three and six months ended June 30, 2019, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2020, the compensation expense related to the issuance of the restricted common stock not yet recognized was $140,383. The weighted average remaining term of the restricted common stock was approximately 1.2 years as of June 30, 2020. As of June 30, 2020, no shares of restricted common stock issued to the independent directors have been forfeited.
Beginning at the closing of the Mergers on March 6, 2020, and pursuant to the Advisory Agreement, the Company pays the Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The shares of common stock fully vest and become non-forfeitable upon payment of the monthly investment management fee. As of June 30, 2020, an investment management fee of $1,464,982 was payable to the Advisor in shares of the Company’s common stock and was included in due to affiliates in the accompanying consolidated balance sheets. The fair value of the vested common stock at the date of issuance, using the most recent publicly disclosed estimated value per share, is recorded in stockholders’ equity in the accompanying consolidated balance sheets. Investment management fees incurred in shares, included in fees to affiliates in the accompanying consolidated statements of operations, were $4,316,774 and $5,504,125, respectively, for the three and six months ended June 30, 2020. No investment management fees were incurred in shares for the three and six months ended June 30, 2019.
Beginning at the closing of the Mergers on March 6, 2020, and pursuant to the Advisory Agreement, the Company pays the Advisor a loan coordination fee in shares of the Company’s common stock at the estimated value per share at the time of issuance. The loan coordination fee payable in shares equals 0.5% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property) or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees incurred in shares and included in fees to affiliates in the accompanying consolidated statements of operations, were $1,116,694 for the three and six months ended June 30, 2020. No loan coordination fees were incurred in shares for the three and six months ended June 30, 2019.
Convertible Stock and Class A Convertible Stock
Prior to completion of the Mergers on March 6, 2020, the Company’s then-outstanding Convertible Stock would convert into shares of the Company’s common stock if and when: (A) the Company had made total distributions on the then-outstanding shares of the Company’s common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company listed its common stock for trading on a national securities exchange, or (C) the Company’s then advisory agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the advisory agreement for cause, all of the shares of the Convertible Stock would have been repurchased by the Company for $1.00. In general, each share of Convertible Stock would convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
In connection with the Mergers, the Company and the Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock will be converted into shares of the Company’s common stock if (1) the Company has made total distributions of money or other property to its stockholders (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which the Company refers to collectively as the “Class A Distributions,” equal to the original issue price of the Company’s shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company lists its common stock for trading on a national securities exchange or enters into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement is terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock will be converted into a number of shares of the Company’s

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event. In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Class A Convertible Stock will be repurchased by the Company for $1.00.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2020 and December 31, 2019, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP initially was $14.25. On April 17, 2020, the Company’s board of directors approved a price per share for the DRP of $15.23, effective May 1, 2020, in connection with the determination of an estimated value per share of the Company’s common stock.
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
June 30, 2020
(unaudited)
________________
(1)  As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2) The “Share Repurchase Price” equals 93% of the estimated value per share determined by the Company’s board of directors.
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
In connection with the announcement of the then-proposed SIR Merger and STAR III Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied to repurchases made on the Repurchase Dates (defined below) subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as defined in the Amended and Restated SRP) of a stockholder. Repurchases pursuant to the Amended & Restated SRP continued to be limited to $2,000,000 per quarter. On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, the Company’s board of directors amended its share repurchase plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP was open to all repurchase requests beginning April 1, 2020. The current share repurchase price is $14.16 per share, which represents 93% of the most recently published estimated value per share of $15.23.
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors, which increased to $4,000,000 beginning in the second quarter of 2020. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of June 30, 2020 and December 31, 2019, the Company had recorded $4,000,000 and $797,289, respectively, which represents 278,105 (pursuant to the Amended & Restated SRP) and 53,152 shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the July 31, 2020 and January 31, 2020 repurchase dates.
During the three and six months ended June 30, 2020, the Company repurchased a total of 149,049 and 202,201 shares with a total repurchase value of $2,110,538 and $2,907,827, and received requests for repurchases of 2,664,719 and 2,813,768 shares with a total repurchase value of $37,732,417 and $39,842,954, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
During the three and six months ended June 30, 2019, the Company repurchased a total of 135,885 and 274,845 shares with a total repurchase value of $2,000,000 and $4,000,000, and received requests for the repurchase of 355,607 and 796,515 shares with a total repurchase value of $5,210,102 and $11,623,936, respectively.
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
For the six months ended June 30, 2020, and 2019, the Company reclassified $1,383,318 and $0, net of $2,907,827 and $4,000,000 of fulfilled repurchase requests, from permanent equity to temporary equity, which was included as redeemable common stock on the accompanying balance sheets.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002459 per day for each share of the Company’s common stock during each of the three and six months ended June 30, 2020, which, if paid over a 366-day period is equivalent to $0.90 per share. During the three and six months ended June 30, 2019, cash distributions accrued at a rate of $0.002466 per day for each share, which, if paid over a 365-day period, is equivalent to $0.90 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and six months ended June 30, 2020, were $24,588,408 and $39,979,942, including $5,363,890 and $10,499,787, or 352,192 and 676,428 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and six months ended June 30, 2019, were $11,684,723 and $23,196,260, including $5,286,618 and $10,630,544, or 333,752 and 685,789 shares of common stock, respectively, attributable to the DRP.
As of June 30, 2020 and December 31, 2019, $8,232,272 and $4,021,509 of distributions declared were payable, which included $1,760,414 and $1,744,240, or 115,589 shares and 110,116 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and six months ended June 30, 2020, the Company paid cash distributions of $19,313,315 and $26,030,027, which related to distributions declared for each day in the period from March 1, 2020 through May 31, 2020 and December 1, 2019 through May 31, 2020, respectively. Additionally, for the three and six months ended June 30, 2020, 349,989 shares and 670,958 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,399,458 and $10,483,613, respectively. For the three and six months ended June 30, 2020, the Company paid total distributions of $24,712,773 and $36,513,640, respectively.
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
8.         Noncontrolling Interest

Noncontrolling interests represent Class A-2 operating partnership units (“Class A-2 OP Units”) in STAR III OP, the Company’s indirect subsidiary. STAR III Merger Sub, which is the sole general partner of STAR III OP. STAR III OP agreed to acquire a 310-unit multifamily property located in Dallas, Texas known as VV&M Apartments (“VV&M”) for an aggregate purchase price of $59,250,000, pursuant to the terms of a Contribution Agreement, dated as of March 20, 2020 (the “Contribution Agreement”), by and among STAR III OP, as Purchaser, and Wellington VVM, LLC and Copans VVM, LLC (collectively, the “Contributors”). On April 21, 2020 (the “Closing Date”), all of the closing conditions had been satisfied or waived and the Contributors contributed VV&M to STAR III OP, and STAR III OP issued 948,785 Class A-2 OP Units valued at $14,450,000 in the aggregate to the Contributors, all in accordance with the Contribution Agreement.
On the Closing Date, STAR III OP and the Contributors entered into the Second Amended and Restated Agreement of Limited Partnership of STAR III OP (“STAR III OP Agreement”). The STAR III OP Agreement provides for the Contributors to request STAR III OP to: (i) repurchase the outstanding Class A-2 OP Units after five years from the Closing Date (the “Put”), or (ii) convert the Class A-2 OP Units into shares of common stock of the Company. STAR III OP has the right to repurchase the Class A-2 OP Units after five years from the Closing Date and can exercise its option to settle the Put in shares of common stock of the Company. The Class A-2 OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Company’s income equivalent to the distributions paid, but are not entitled to a residual share of the Company’s net income or loss. The Company has evaluated the terms of the STAR III OP Agreement and in accordance with ASC 480, determined that the Class A-2 OP Units are properly recognized as permanent equity on the consolidated balance sheets.
As of June 30, 2020, noncontrolling interests were approximately 0.87% of total shares and 1.07% of weighted average shares outstanding (both measures assuming Class A-2 OP Units were converted to common stock). The following summarizes the activity for noncontrolling interests recorded as equity for the three and six months ended June 30, 2020:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)

June 30, 2020
Issuance of Class A-2 OP Units	$14,450,000
Income attributable to noncontrolling interest	163,314
Distributions to noncontrolling interest	(163,314)
Noncontrolling interest	$14,450,000
9.          Related Party Arrangements
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Amounts attributable to the Advisor and its affiliates incurred (received) for the three and six months ended June 30, 2020 and 2019, and amounts attributable to the Advisor and its affiliates that are payable (prepaid) as of June 30, 2020 and December 31, 2019 are as follows:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Prepaid) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Consolidated Statements of Operations:
Expensed
Investment management fees(1)	$8,535,093	$4,174,176	$13,889,530	$8,334,328	$2,893,842	$4,120,353
Acquisition expenses(2)	—	92,661	1,111	92,661	—	—
Loan coordination fees(1)	1,116,700	—	1,605,652	—	—	600,000
Disposition fees(3)	—	—	338,750	—	—	591,000
Disposition transaction costs(3)	—	—	5,144	—	—	—
Property management:
Fees(1)	2,369,487	1,245,150	3,865,857	2,479,427	805,482	418,173
Reimbursement of onsite personnel(4)	7,780,381	3,776,431	12,475,428	7,504,136	1,778,005	843,763
Reimbursement of other(1)	1,688,053	846,632	2,775,590	1,517,851	114,079	50,778
Reimbursement of property operations(4)	109,188	26,600	188,199	49,742	—	11,465
Reimbursement of property G&A(2)	51,811	26,845	84,216	61,832	—	7,000
Other operating expenses(2)	954,292	413,043	1,664,464	828,151	230,267	463,301
Insurance proceeds(5)	(150,000)	—	(150,000)	—	—	—
Property insurance(6)	1,515,016	359,663	2,439,952	641,978	—	(542,324)
Rental revenue(7)	(23,282)	(14,745)	(41,029)	(29,490)	—	—
Consolidated Balance Sheets:
Capitalized
Acquisition fees(8)	341,371	48,343	17,717,639	48,343	42,660	—
Acquisition expenses(8)	133,695	154,477	389,919	218,712	14,593	—
Loan coordination fees(8)	224,000	—	8,812,071	—	—	—
Capitalized development services fee (9)	151,071	—	302,142	—	50,357	50,357
Capitalized investment management fees (9)	98,454	—	179,668	—	34,692	25,811
Capitalized development costs(9)	2,435	—	3,030	—	1,090	—
Construction management:
Fees(10)	259,509	303,518	382,272	461,417	701	43,757
Reimbursement of labor costs(10)	95,692	110,945	166,239	261,305	7,629	8,525
Deferred financing costs(11)	49,050	—	49,050	—	—	—
Additional paid-in capital
Selling commissions	—	—	—	—	21,336	71,287
	$25,302,016	$11,563,739	$67,144,894	$22,470,393	$5,994,733	$6,763,246

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
(9) Included in real estate held for development in the accompanying consolidated balance sheets.
(10) Included in building and improvements in the accompanying consolidated balance sheets.
(11) Included in notes payable, net in the accompanying consolidated balance sheets.
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers on March 6, 2020, the Company pays the Advisor a monthly investment management fee, which is calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees of $4,039,148 and $0 pertaining to the 50% payable in shares of the Company common stock were paid for the three and six months ended June 30, 2020.
Acquisition Fees and Expenses
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimburses the Advisor for amounts directly incurred by the Advisor and amounts the Advisor pays to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquires the property or the real estate-related assets. Following the completion of the Mergers on March 6, 2020, the Company pays the Advisor an acquisition fee of 0.5%, which is calculated on the same basis as above. In connection with the Mergers, the Company paid the Advisor an acquisition fee of $16,281,487, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
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
June 30, 2020
(unaudited)
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
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also pays the Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees of $1,116,694 and $0 were paid in shares of the Company common stock for the three and six months ended June 30, 2020.
Property Management Fees and Expenses
The Company entered into property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of the Sponsor (the “Property Manager”), in connection with the management of each of the Company’s properties. The property management fee payable with respect to each property under the Property Management Agreements at June 30, 2020, ranged from 2.50% to 3.5% of the annual gross revenue collected at the property, as determined by the Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement has an initial one-year term and continues thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company may terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Property Manager.
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
June 30, 2020
(unaudited)
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
Development Services
In some instances, the Company may enter into a Development Services Agreement with Steadfast Multifamily Development, Inc., an affiliate of the Advisor, (the “Developer”), in connection with a development project, pursuant to which the Developer will receive a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Garrison Station, the Arista and the Flatirons development projects that provided for a development fee equal to 4% of the hard and soft costs of the development project (as defined in the applicable Development Services Agreement) as specified in the Development Services Agreement. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery of a certificate of occupancy by the Developer to the Company.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
As of June 30, 2020, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
Prior to the completion of the Mergers on March 6, 2020, if the Advisor or its affiliates provided a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company paid the Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. Following the completion of the Mergers on March 6, 2020, the disposition fee payable to the Advisor remains one-half of the brokerage commissions paid, but in no event to exceed 0.5% of the sales price of each property or real estate-related asset sold.
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
Selling Commissions and Dealer Manager Fees
The Company entered into the Dealer Manager Agreement with the Dealer Manager in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of June 30, 2020 and December 31, 2019, expects to pay trailing selling commissions of $21,336 and $71,287, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
Proposed Transactions
The Advisor presented a non-binding proposal to the Company’s special committee regarding a proposed internalization of management, whereby the Advisor would contribute, and the Company would acquire, certain assets of the Advisor and its affiliates, and certain employees of the Advisor and its affiliates would become employees of the Company. Such a transaction, if consummated, likely would include an amendment to the Advisory Agreement with the Advisor to permit the Advisor or its affiliates to receive consideration for internalization. The Company and the Advisor are currently negotiating a possible transaction though there is no guarantee that an internalization transaction will be consummated and, if consummated, the ultimate impact of such a transaction on the Company is currently unknown.
10.          Incentive Award Plan and Independent Director Compensation
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
On March 6, 2020, the Company granted 3,333 shares of restricted shares of common stock pursuant to the independent directors’ compensation plan to each of its two newly elected independent directors.
The Company recorded stock-based compensation expense of $20,928 and $63,383 for the three and six months ended June 30, 2020 and $13,896 and $27,792 for the three and six months ended June 30, 2019, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, the Company pays each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors are also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the special committee, the independent directors received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. The chairman of the special committee also received a $60,000 retainer and the other special committee members received a $50,000 retainer. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 9 (Related Party Arrangements). The Company recorded an operating expense of $465,250 and $537,000 for the three and six months ended June 30, 2020, and $99,750 and $252,000 for the three and six months ended June 30, 2019, related to the independent directors’ annual retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, $186,250 and $61,750, respectively, related to the independent directors’ annual retainer and board meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
11.          Commitments and Contingencies
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
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia and Dallas, Texas, apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
12.          Earnings Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to the common stockholders	$(53,224,622)	$(11,993,010)	$(62,905,750)	$(24,352,282)
Less:
Distributions declared on Class A-2 OP Units	(163,314)	—	(163,314)	—
Distributions related to unvested restricted stockholders(1)	(2,796)	(1,682)	(5,667)	(3,346)
Numerator for loss per common share — basic	$(53,390,732)	$(11,994,692)	$(63,074,731)	$(24,355,628)
Weighted average common shares outstanding — basic and diluted(2)	109,139,963	52,123,442	88,660,741	51,999,327
Loss per common share — basic and diluted	$(0.49)	$(0.23)	$(0.71)	$(0.47)
_____________________
(1) Unvested restricted stockholders that have a right to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted EPS under the two-class method.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
(2) The Company excluded all unvested restricted common shares outstanding issued to the Company’s independent directors and the Class A-2 OP Units from the calculation of diluted loss per common share as the effect would have been antidilutive.
13.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2020 and December 31, 2019:

June 30, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	7/1/2020 - 7/1/2023	One-Month LIBOR	17	$681,930,345	0.16%	3.25%	$26,048

December 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 8/1/2021	One-Month LIBOR	9	$343,017,350	1.76%	3.45%	$132
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2020, resulted in an unrealized loss of $24,943 and $27,194, respectively, and for the three and six months ended June 30, 2019, resulted in an unrealized loss of $20,107 and $199,723, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2020 and 2019, the Company acquired interest rate cap agreements of $47,000 and $0, respectively, and did not receive settlement proceeds. The fair value of the interest rate cap agreements of $26,048 and $132 as of June 30, 2020 and December 31, 2019, respectively, is included in other assets on the accompanying consolidated balance sheets.
14.          Fair Value Disclosures
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2020 and 2019.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$26,048	$—

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$132	$—

The following table reflects the Company’s assets required to be measured at fair value on a nonrecurring basis on the consolidated balance sheets:

	June 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Nonrecurring Basis:
Assets:
Impaired real estate(2)	$—	$—	$80,967,000
Impaired investment in unconsolidated joint venture(3)	—	—	18,984,491

___________
(1) See Note 13 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2) The Company impaired real estate assets that have been actively marketed for sale at a disposition price that is less than their carrying value. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. The Company determined that the valuation falls under Level 3 of the fair value hierarchy. During the three and six months ended June 30, 2020, the Company recorded impairment charges of $5,039,937. No impairment charges were recorded during the three and six months ended June 30, 2019. See Note 3 (Real Estate) for a further discussion on the impaired real estate properties. The carrying value of impaired real estate assets may be subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale.
(3) For the six months ended June 30, 2020, the Company determined that its investment in the Joint Venture was other-than-temporarily impaired. The fair value of the Joint Venture is based on the cash consideration pursuant to the sale agreement that was entered into by the Company on July 16, 2020. The Company determined that the valuation falls under Level 3 of the fair value hierarchy. During the three and six months ended June 30, 2020, the Company recorded

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
an OTTI of $2,442,411. No impairment charges were recorded during the three and six months ended June 30, 2019. See Note 4 (Investment in Unconsolidated Joint Venture) and Note 15 (Subsequent Events), for a further discussion.
15.          Subsequent Events
Distributions Paid
On July 1, 2020, the Company paid distributions of $8,068,958, which related to distributions declared for each day in the period from June 1, 2020 through June 30, 2020 and consisted of cash distributions paid in the amount of $6,308,544 and $1,760,414 in shares issued pursuant to the DRP.
On August 3, 2020, the Company paid distributions of $8,357,085, which related to distributions declared for each day in the period from July 1, 2020 through July 31, 2020 and consisted of cash distributions paid in the amount of $6,550,050 and $1,807,035 in shares issued pursuant to the DRP.
IMF Paid in Shares
On July 1, 2020, the Company issued 93,796 shares of common stock to the Advisor as payment for monthly investment management fees for the month of June 2020, pursuant to the Advisory Agreement. Such shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On August 3, 2020, the Company issued 97,534 shares of common stock to the Advisor as payment for monthly investment management fees for the month of July 2020, pursuant to the Advisory Agreement. Such shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Shares Repurchased
On July 31, 2020, the Company repurchased 278,105 shares of its common stock for a total repurchase value of $4,000,000, or $14.38 per share, pursuant to the Company’s share repurchase plan.
COVID-19 Pandemic
The outbreak of COVID-19, declared by the World Health Organization as a global pandemic on March 11, 2020, is causing heightened uncertainty in both local and global market conditions. The effect COVID-19 will have on the real estate markets generally, and in which the Company owns and operates assets, is currently unknown and will depend in part on both the scale and longevity of the pandemic. During the months of May 2020 and June 2020, the United States witnessed a sharp increase in the number of cases reported and some states are reversing plans to reopen society. While market activity is being impacted in most sectors, at this stage hospitality and retail sectors have been most significantly impacted due to the increased responses by local, national and global authorities, including shelter in place orders, restriction of travel and growing international concern. A prolonged pandemic could have a significant (and is yet unknown or quantifiable) impact on other sectors of the property market including multifamily real estate. The changing responses to COVID-19 create an unprecedented set of circumstances on which to base a judgment.
Distributions Declared
On July 9, 2020, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on August 1, 2020 and ending on August 31, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for each record date in August 2020 will be paid in September 2020. The distributions will be payable to stockholders from legally available funds therefor.
On August 4, 2020, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on September 1, 2020 and ending on September 30, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited)
each record date in September 2020 will be paid in October 2020. The distributions will be payable to stockholders from legally available funds therefor.
Sale of Investment in Unconsolidated Joint Venture
On March 6, 2020, the Company, acquired a 10% interest in the Joint Venture in connection with the SIR Merger. The Joint Venture owns 20 multifamily properties with a total of 4,584 apartment homes. The purchase price of the Joint Venture was $21,500,000, exclusive of closing costs. On July 16, 2020, the Company sold the Joint Venture for $19,278,280, resulting in a OTTI of $2,442,411, recognized in the consolidated statement of operations for the three and six months ended June 30, 2020. The purchaser of the Joint Venture is not affiliated with the Company or the Advisor.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One of the most significant factors that could have a material adverse effect on our operations and future prospectus is the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of us and our tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
•the fact that we have had a net loss for each quarterly and annual period since inception;
•changes in economic conditions generally and the real estate and debt markets specifically;
•our ability to secure resident leases for our multifamily properties at favorable rental rates;
•risks inherent in the real estate business, including resident defaults, potential liability relating to environmental matters and the lack of liquidity of real estate investments;
•the fact that we pay fees and expenses to our advisor and its affiliates that were not negotiated on an arm’s length basis and the fact that the payment of these fees and expenses increases the risk that our stockholders will not earn a profit on their investment in us;
•our ability to retain our executive officers and other key personnel of our advisor, our property manager and other affiliates of our advisor;
•our ability to generate sufficient cash flows to pay distributions to our stockholders;
•our level of indebtedness following our mergers with Steadfast Income REIT, Inc., or SIR, and Steadfast Apartment REIT III, Inc., or STAR III, which we collectively refer to as the “Mergers”;
•legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•the availability of capital;
•changes in interest rates; and
•changes to generally accepted accounting principles, or GAAP.

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of June 30, 2020, we owned and managed a diverse portfolio of 70 multifamily properties comprising a total of 21,835 apartment homes, three parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the quarter ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months) Additionally, for the months of May and June 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident fails to make payments pursuant to the COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. We did not offer residents a payment plan during July 2020 due to the reduced demand in May and June 2020. In the aggregate, approximately $1,700,000 million in rent was subject to the COVID-19 Payment Plan, with $885,000 still due as of June 30, 2020. Approximately 200 residents have defaulted on their rent and have not engaged in the COVID-19 Payment Plan. We are offering these residents an opportunity to terminate the lease without being liable for future rent and penalties. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.

During April, May and June 2020, we collected 94.4%, 95.6% and 95.8% in rent. We collected 95.3% in rent during July 2020. We have reserved approximately $1,264,000 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown. During the months of May 2020 and June 2020 the United States witnessed a sharp increase in the number of cases reported and some states are reversing plans to reopen society. Additionally, at this time the government has not extended additional financial relief to individuals and businesses impacted by COVID-19.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, future government action to provide substantial financial support could provide helpful mitigation for us; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the

PART I — FINANCIAL INFORMATION (continued)

termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. On May 4, 2020, we registered up to 10,000,000 shares of common stock for sale pursuant to our DRP at an initial price of $15.23. As of June 30, 2020, we had sold 110,963,247 shares of common stock for gross offering proceeds of $1,707,340,246, including 7,333,167 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $109,611,088.
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
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, STAR III, STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, or the STAR III OP, and SIII Subsidiary, LLC, or STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continues as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, was converted into 1.430 shares of our common stock.
Combined Company
Through the Mergers, we acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The combined company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
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
Substantially all of our business is conducted through STAR Operating Partnership, SIR OP and STAR III OP. We are the sole general partner of STAR Operating Partnership, SIR Merger Sub is the sole general partner of SIR OP and STAR III Merger Sub is the sole general partner of STAR III OP. As we accepted subscriptions for shares of common stock in our initial public offering, we transferred substantially all of the net proceeds to STAR Operating Partnership as a capital contribution. Each of STAR Operating Partnership, SIR OP and STAR III OP are party to limited partnership agreements with its respective general partner. These partnership agreements contain substantially the same terms. As the context requires, in this quarterly report references to “operating partnership” refer to STAR OP, SIR OP and STAR III OP collectively and references to “limited partnership agreement” means the limited partnership agreements of STAR Operating Partnership, SIR OP and STAR III OP collectively.

PART I — FINANCIAL INFORMATION (continued)

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

Market Outlook

The global COVID-19 pandemic and resulting shut down of large components of the U.S. economy created significant uncertainty and enhanced investment risk across many asset classes, including real estate. We expect that the disruptions in the U.S. economy as a result of COVID-19 will have an adverse impact on our results of operations for the remainder of 2020 as we expect to experience lower occupancies and higher default rates. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing, the reimposition of “shelter in place” orders and the continuation in the spike of COVID-19 cases. It was recently announced that the U.S. economy contracted at an annualized rate of 4.8% in the first quarter of 2020, the steepest contraction since the last recession. There is no assurance as to when and to what extent the U.S. economy will improve.
While all property classes will be adversely impacted by the current economic downturn, we believe we are well-positioned to navigate this unprecedented period. We believe multifamily properties will be less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should outperform other classes of multifamily properties. We also believe that long-run economic and demographic trends should benefit our existing portfolio. Home ownership rates should remain at near all-time lows given the current economic situation. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are expected to continue to increasingly choose rental housing over home ownership. Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments while Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. These factors should lead to mitigating the effects of the current economic downturn and continued growth as the economy recovers.
Our Real Estate Portfolio
As of June 30, 2020, we owned the 70 multifamily apartment communities and three parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	97.2%	96.0%	$1,103	$1,120
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	94.5%	94.1%	971	992
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	94.0%	96.0%	1,328	1,344
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,633,531	95.2%	92.4%	1,089	1,076
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,510,050	96.0%	94.8%	1,421	1,424
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	95.3%	91.7%	1,189	1,220

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	$51,000,000	(4)	94.6%	91.6%	$1,194	$1,192
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	92.1%	96.8%	931	905
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,844,991	93.2%	95.0%	1,127	1,144
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,587,967	95.2%	97.1%	1,150	1,145
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,257,427	97.2%	96.7%	1,088	1,100
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,682,818	95.4%	92.8%	1,007	1,012
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	95.4%	96.1%	1,190	1,221
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	97.2%	95.0%	1,273	1,257
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	93.6%	92.7%	910	923
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	93.6%	95.3%	1,063	1,011
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,835,280	95.8%	95.8%	1,490	1,486
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,598,960	96.8%	94.4%	1,434	1,392
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,866,045	95.4%	95.8%	1,515	1,507
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,254,908	95.5%	96.3%	1,331	1,344
21	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,502,654	94.3%	94.7%	1,008	1,016
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,905,644	94.9%	96.8%	1,723	1,716
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	42,108,088	94.9%	90.1%	1,410	1,364
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	94.2%	93.3%	1,328	1,373
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,607,786	94.4%	94.4%	1,039	1,068
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,028,850	95.0%	93.7%	1,423	1,396
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,354,802	94.9%	95.2%	1,220	1,196
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	95.4%	96.3%	1,234	1,219
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	95.0%	96.8%	1,265	1,262
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	94.7%	93.6%	1,039	1,061
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	94.3%	96.4%	1,482	1,492
32	Garrison Station (Victory)(5)	Murfreesboro, TN	5/30/2019	—	13,103,177	—	—%	—%	—	—
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	62,063,929	35,885,147	92.7%	—%	1,440	—
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	92.3%	—%	1,305	—

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
35	Arista at Broomfield(6)	Broomfield, CO	3/13/2020	—	$8,033,971	$—	—%	—%	$—	$—
36	VV&M Apartments	Dallas, TX	4/21/2020	310	59,969,074	45,429,967	87.1%	—%	1,484	—
37	Flatirons Apartments(7)	Broomfield, CO	6/19/2020	—	8,608,634	—	—%	—%	—	—
38	Clarion Park Apartments(8)	Olathe, KS	3/6/2020	220	21,121,795	12,728,585	95.5%	—%	858	—
39	Spring Creek Apartments(8)	Edmond, OK	3/6/2020	252	28,186,894	17,298,603	94.4%	—%	889	—
40	Montclair Parc Apartment Homes(8)	Oklahoma City, OK	3/6/2020	360	40,352,125	(9)	94.2%	—%	897	—
41	Hilliard Park Apartments(8)	Columbus, OH	3/6/2020	201	28,599,226	12,017,526	96.5%	—%	1,082	—
42	Sycamore Terrace Apartments(8)	Terre Haute, IN	3/6/2020	250	34,419,259	23,009,048	93.2%	—%	1,140	—
43	Hilliard Summit Apartments(8)	Columbus, OH	3/6/2020	208	31,087,442	14,527,927	97.1%	—%	1,228	—
44	Forty 57 Apartments(8)	Lexington, KY	3/6/2020	436	63,030,832	34,311,648	94.7%	—%	957	—
45	Riverford Crossing Apartments(8)	Frankfort, KY	3/6/2020	300	38,139,145	19,583,256	97.3%	—%	994	—
46	Montecito Apartments(8)	Austin, TX	3/6/2020	268	36,461,171	19,346,664	92.5%	—%	1,058	—
47	Hilliard Grand Apartments(8)	Dublin, OH	3/6/2020	314	50,549,232	24,020,504	93.9%	—%	1,281	—
48	Deep Deuce at Bricktown(8)	Oklahoma City, OK	3/6/2020	294	52,519,974	33,502,699	91.2%	—%	1,258	—
49	Retreat at Quail North(8)	Oklahoma City, OK	3/6/2020	240	31,945,161	13,608,836	94.2%	—%	1,004	—
50	Tapestry Park Apartments(8)	Birmingham, AL	3/6/2020	354	68,840,770	48,692,872	92.4%	—%	1,384	—
51	BriceGrove Park Apartments(8)	Canal Winchester, OH	3/6/2020	240	27,854,617	(9)	96.7%	—%	923	—
52	Retreat at Hamburg Place(8)	Lexington, KY	3/6/2020	150	21,341,085	(9)	96.7%	—%	1,035	—
53	Villas at Huffmeister(8)	Houston, TX	3/6/2020	294	41,720,117	27,271,541	92.9%	—%	1,198	—
54	Villas of Kingwood(8)	Kingwood, TX	3/6/2020	330	54,428,707	34,696,450	93.0%	—%	1,219	—
55	Waterford Place at Riata Ranch(8)	Cypress, TX	3/6/2020	228	28,278,261	(9)	93.0%	—%	1,123	—
56	Carrington Place(8)	Houston, TX	3/6/2020	324	42,258,525	(9)	95.7%	—%	1,092	—
57	Carrington at Champion Forest(8)	Houston, TX	3/6/2020	284	37,280,704	(9)	94.4%	—%	1,114	—
58	Carrington Park at Huffmeister(8)	Cypress, TX	3/6/2020	232	33,032,451	20,986,909	93.5%	—%	1,185	—
59	Heritage Grand at Sienna Plantation(8)	Missouri City, TX	3/6/2020	240	32,796,346	14,233,254	95.0%	—%	1,130	—
60	Mallard Crossing Apartments(8)	Loveland, OH	3/6/2020	350	52,002,345	(9)	94.3%	—%	1,141	—
61	Reserve at Creekside(8)	Chattanooga, TN	3/6/2020	192	24,522,910	15,047,547	98.4%	—%	1,085	—
62	Oak Crossing Apartments(8)	Fort Wayne, IN	3/6/2020	222	32,391,033	21,722,580	96.8%	—%	1,038	—

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
63	Double Creek Flats(8)	Plainfield, IN	3/6/2020	240	$35,490,439	$23,768,537	92.5%	—%	$1,064	$—
64	Jefferson at Perimeter Apartments(8)	Dunwoody, GA	3/6/2020	504	113,483,899	72,922,862	92.5%	—%	1,389	—
65	Bristol Village Apartments(8)	Aurora, CO	3/6/2020	240	62,019,009	35,066,032	95.0%	—%	1,368	—
66	Canyon Resort at Great Hills Apartments(8)	Austin, TX	3/6/2020	256	48,319,857	31,631,983	94.5%	—%	1,393	—
67	Reflections on Sweetwater Apartments(8)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,911,909	96.8%	—%	1,123	—
68	The Pointe at Vista Ridge(8)	Lewisville, TX	3/6/2020	300	51,625,394	31,120,927	92.7%	—%	1,281	—
69	Belmar Villas(8)	Lakewood, CO	3/6/2020	318	79,351,924	47,629,352	95.6%	—%	1,364	—
70	Ansley at Princeton Lakes(8)	Atlanta, GA	3/6/2020	306	51,564,357	32,051,211	95.4%	—%	1,208	—
71	Sugar Mill Apartments(8)	Lawrenceville, GA	3/6/2020	244	42,784,645	25,072,722	97.1%	—%	1,175	—
72	Avery Point Apartments(8)	Indianapolis, IN	3/6/2020	512	55,706,852	31,580,525	94.9%	—%	842	—
73	Cottage Trails at Culpepper Landing(8)	Chesapeake, VA	3/6/2020	183	34,657,951	23,364,254	96.7%	—%	1,388	—
				21,835	$3,195,061,239	$1,432,621,678	94.6%	94.6%	$1,180	$1,200
________________
(1)As of June 30, 2020, our portfolio was approximately 96.8% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.
(2)Average monthly rent is based upon the effective rental income for the month of June 2020 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, premiums and discounts, associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $6,046,205 related to the refinancings pursuant to the Master Credit Facility Agreement, or MCFA, and the PNC Master Credit Facility Agreement, or PNC MCFA.
(4)Properties secured under the terms of the MCFA.
(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community including 176 units of 1, 2 and 3-bedrooms with a typical mix for this market.
(6)We acquired the Arista at Broomfield property on March 13, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community including 325 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.
(7)We acquired the Flatirons property on June 19, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community including 296 units of studio, 1 and 2-bedrooms with a typical mix for this market.
(8)We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.
(9)Properties secured under the terms of the PNC MCFA.

PART I — FINANCIAL INFORMATION (continued)

Property Disposition
Terrace Cove Apartment Homes
On August 28, 2014, we, through an indirect wholly-owned subsidiary, acquired Terrace Cove Apartment Homes, a multifamily property located in Austin, Texas, containing 304 apartment homes. The purchase price of Terrace Cove Apartment Homes was $23,500,000, exclusive of closing costs. On February 5, 2020, we sold Terrace Cove Apartment Homes for $33,875,000, resulting in a gain of $11,384,599, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Terrace Cove Apartment Homes is not affiliated with us or our advisor.
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

PART I — FINANCIAL INFORMATION (continued)

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
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost including an outside basis difference, which represents the difference between the purchase price we paid for our investment in the joint venture and the book value of our equity in the joint venture, and subsequently adjusts it to reflect additional contributions or distributions, our proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. We recorded an other-than-temporary impairment, or OTTI, on our investment in unconsolidated joint venture during the three and six months ended June 30, 2020. No OTTI was recorded in the three and six months ended June 30, 2019. See Note 4 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details for details. We have elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Revenue recognition - operating leases
The majority of our revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. We lease apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, we recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that we will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on our statement of operations
Rents and Other receivables
In accordance with ASC 842, we make a determination of whether the collectability of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. We exercise judgment in establishing these allowances and considers payment history and current credit status of residents in developing these estimates. Due to the short-term nature of the operating leases, we do not maintain a deferred rent

PART I — FINANCIAL INFORMATION (continued)

receivable related to the straight-lining of rents. Any changes to our collectability assessment are reflected as an adjustment to rental income.
Residents’ payment plans due to COVID-19
In April, 2020, the Financial Accounting Standards Board, or FASB, issued a FASB Staff Q&A related to ASC 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, or the ASC 842 Q&A, to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications, which may affect the economics of the lease for the remainder of the lease term. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in ASC 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842.
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
We elected to not evaluate whether our COVID-19 Payment Plans are lease modifications and have chosen the policy to not account for the COVID-19 Payment Plans as lease modifications. We believe that, based on FASB guidance, the appropriate way to account for the COVID-19 Payment Plans as described above is to account for them as if no change to the lease contracts were made. Under this accounting method, a lessor with an operating lease may account for the concession by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, we would treat that lease contract on a cash basis as defined in ASC 842.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2020 and December 31, 2019, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2019.

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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002459 and $0.002466 per share per day during the three and six months ended June 30, 2020 and 2019, which if paid each day over a 366-day period and 365-day period, respectively, is equivalent to $0.90 per share.
The distributions declared and paid during the fiscal quarter ended June 30, 2020, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
1st Quarter 2020	$15,391,533	$0.224	$6,716,712	$5,084,155	$11,800,867	$5,191,753	$6,609,114	$5,191,753
2nd Quarter 2020	24,588,408	0.224	19,313,315	5,399,458	24,712,773	20,875,797	3,836,976	20,875,797
	$39,979,941	$0.448	$26,030,027	$10,483,613	$36,513,640	$26,067,550	$10,446,090	$26,067,550
____________________
(1)Distributions during the 2nd quarter of 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day. Beginning on March 6, 2020 through June 30, 2020, distributions for the former SIR and STAR III stockholders were based on daily record dates and calculated at a rate of $0.002459 per share per day.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2020, we paid aggregate distributions of $24,712,773 and $36,513,640, including $19,313,315 and $26,030,027 of distributions paid in cash and 349,989 and 670,958 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,399,458 and $10,483,613, respectively. For the three and six months ended June 30, 2020, our net loss was $53,061,308 and $62,742,436, we had funds from operations, or FFO, of $8,884,356 and $16,562,739 and net cash provided by operations of $20,875,797 and $26,067,550, respectively. For the three and six months ended June 30, 2020, we funded $20,875,797 and $26,067,550, or 84% and 71%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $3,836,976 and $10,446,090, or 16% and 29%, from funds equal to our distribution reinvestment plan, respectively. Since inception, of the $235,106,141 in total distributions paid through June 30, 2020, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 20% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 10% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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

PART I — FINANCIAL INFORMATION (continued)

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
As of June 30, 2020, we had not entered into any material leases as a lessee.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2020, our debt was approximately 62% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
Our principal demand for funds will be to fund value-enhancement and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:
•unrestricted cash balance, which was $330,674,998 as of June 30, 2020;
•various forms of secured and unsecured financing;
•equity capital from joint venture partners; and
•proceeds from our distribution reinvestment plan.

PART I — FINANCIAL INFORMATION (continued)

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
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this quarterly report as it continues to evolve globally. If the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our residents continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this Quarterly Report on Form 10-Q, this could materially disrupt our business operations and liquidity.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 of our indirect wholly-owned subsidiaries entered into the MCFA with Berkeley Point Capital, LLC, or the Facility Lender, for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, we and the Facility Lender amended the MCFA to include Patina Flats at the Foundry and an unencumbered multifamily property owned by us as collateral. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate, or LIBOR, plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless, in each case, the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. We paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid our advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, or the Closing Date, seven of our indirect wholly-owned subsidiaries, each a “Borrower” and collectively, the Facility Borrowers, entered into the PNC MCFA with PNC Bank, National Association, or PNC Bank, for an aggregate principal amount of $158,340,000. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135%. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Advisor a loan coordination fee of $791,700.
Revolving Credit Loan Facility
On June 26, 2020, we entered into a revolving credit loan facility, or the Revolver, with PNC Bank in an amount not to exceed $65,000,000. The Revolver provides for advances, each, a “Revolver Loan” and collectively, the “Revolver Loans”, solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Revolver has a maturity date of June 26, 2023, subject to extension, as further described in the loan agreement. Advances made under the Revolver are secured by the Landings at Brentwood property.
We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the Revolver Loans from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread.

PART I — FINANCIAL INFORMATION (continued)

As of June 30, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2020	December 31, 2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Principal balance on Revolver, gross	—	—
Deferred financing costs, net on MCFA(1)	(3,675,065)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,782,261)	—
Deferred financing costs, net on Revolver(3)	(588,879)	—
Credit facilities, net	$744,430,795	$548,460,230
___________
(1) Accumulated amortization related to deferred financing costs in respect of the MCFA as of June 30, 2020 and December 31, 2019, was $1,060,049 and $832,187, respectively.
(2) Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of June 30, 2020 and December 31, 2019, was $6,958 and $0, respectively.
(3) Accumulated amortization related to deferred financing costs in respect of the Revolver as of June 30, 2020 and December 31, 2019, was $0 and $0, respectively.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest will be at the one-month LIBOR plus 2.00%, which then reduces to the one-month LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. No amounts were outstanding on this construction loan at June 30, 2020 or December 31, 2019.
Assumed Debt as a result of the Completion of Mergers
On March 6, 2020, upon consummation of the Mergers, we assumed all of SIR’s and STAR III’s obligations under the outstanding mortgage loans secured by 29 of the properties. We recognized the fair value of the assumed notes payable in the Mergers of $795,431,027, which consists of the assumed principal balance of $791,020,471 and a net premium of $4,410,556.
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
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2020, net cash provided by operating activities was $26,067,550, compared to $11,181,576 for the six months ended June 30, 2019. The increase in our net cash provided by operating activities is primarily

PART I — FINANCIAL INFORMATION (continued)

due to an increase in accounts payable and accrued liabilities and an increase in other assets, partially offset by a decrease in fees to affiliates and a decrease in rents and other receivables compared to the same prior year period.
Cash Flows Provided by (Used in) Investing Activities
During the six months ended June 30, 2020, net cash provided by investing activities was $31,202,385, compared to $12,130,356 of net cash used in investing activities during the six months ended June 30, 2019. The increase in net cash provided by investing activities was primarily due to the net proceeds received from the sale of a real estate property during the six months ended June 30, 2020, and the cash and restricted cash acquired in connection with the Mergers, net of transaction costs, partially offset by the acquisition of three multifamily properties and the acquisition of two parcels of land held for the development of apartment homes during the six months ended June 30, 2020, compared to the same prior year period. Net cash provided by investing activities during the six months ended June 30, 2020, consisted of the following:
•$98,283,732 of cash and restricted cash acquired in Mergers, net of transaction costs;
•$69,914,948 of cash used for the acquisition of real estate investments;
•$14,270,133 of cash used for the acquisition of real estate held for development;
•$10,434,613 of cash used for improvements to real estate investments;
•$5,324,771 of cash used for additions to real estate held for development;
•$1,000,000 of cash used for escrow deposits for real estate acquisitions;
•$47,000 of cash used for interest rate cap agreements;
•$32,962,285 of net proceeds from the sale of a real estate investment;
•$807,033 of cash provided by proceeds from insurance claims; and
•$140,800 of net cash provided by the investment in an unconsolidated joint venture.
Cash Flows Provided by (Used in) Financing Activities
During the six months ended June 30, 2020 and 2019, net cash provided by financing activities was $161,532,802, compared to $17,130,438 of net cash used in financing activities during the six months ended June 30, 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from borrowing on our MCFA and PNC MCFA, and a decrease in repurchases of our common stock during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, partially offset by an increase in payment of deferred financing costs, an increase in payments on our mortgage notes payable and an increase in distributions paid to common stockholders during the six months ended June 30, 2020, compared to the same prior year period. Net cash provided by financing activities during the six months ended June 30, 2020, consisted of the following:
•$198,808,000 of proceeds received from borrowings on our MCFA and PNC MCFA;
•$8,287,393 of cash used to pay for deferred financing costs, after a payment of $1,533,980 of principal payments on mortgage notes payable;
•$49,951 of payments of commissions on sales of common stock;
•$26,030,027 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $10,483,613; and
•$2,907,827 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
As of June 30, 2020, we had indebtedness totaling $2,177,052,473, comprised of an aggregate principal amount of $2,185,754,000, net deferred financing costs of $13,528,878 and net premiums of $4,827,351. The following is a summary of our contractual obligations as of June 30, 2020:

PART I — FINANCIAL INFORMATION (continued)

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$669,483,378	$40,946,536	$163,174,350	$155,976,492	$309,386,000
Principal payments on outstanding debt obligations(2)	2,185,754,000	2,950,437	43,696,114	119,914,328	2,019,193,121
Total	$2,855,237,378	$43,896,973	$206,870,464	$275,890,820	$2,328,579,121
________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2020. We incurred interest expense of $19,715,318 and $34,106,272 during the three and six months ended June 30, 2020, including amortization of deferred financing costs totaling $482,406 and $809,876, net unrealized loss from the change in fair value of interest rate cap agreements of $24,943 and $27,194, amortization of net loan premiums and discounts of $(413,858) and $(528,440) and costs associated with the refinancing of debt of $11,484 and $42,881, net of capitalized interest of $193,049 and $262,619, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
(2)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of June 30, 2020, and December 31, 2019, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. The ability to compare one period to another is primarily affected by the acquisition of 39 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers and the disposition of three multifamily properties since June 30, 2019. The number of multifamily properties wholly-owned by us increased to 70 as of June 30, 2020, from 34 as of June 30, 2019. As of June 30, 2020, we owned 70 multifamily properties, three parcels of land held for the development of apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes. Our results of operations were also affected by our value-enhancement activity completed through June 30, 2020.
Our results of operations for the three and six months ended June 30, 2020 and 2019, are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. Due to the outbreak of COVID-19 in the U.S. and globally, our residents’ ability to pay rent has been impacted, which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, access to testing, the reimposition of “shelter in place” orders, the continuation in the spike of COVID-19 cases and reactions by consumers, companies, governmental entities and capital markets.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019
The following table summarizes the consolidated results of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2020	2019	Change $	Change %
Total revenues	$80,295,594	$43,214,828	$37,080,766	86%	$36,774,175	$306,591
Operating, maintenance and management	(19,719,766)	(10,509,511)	(9,210,255)	(88)%	(8,928,235)	(282,020)
Real estate taxes and insurance	(13,667,771)	(6,443,394)	(7,224,377)	(112)%	(6,882,602)	(341,775)
Fees to affiliates	(13,709,333)	(6,265,958)	(7,443,375)	(119)%	(6,157,591)	(1,285,784)
Depreciation and amortization	(53,455,666)	(18,515,635)	(34,940,031)	(189)%	(34,326,099)	(613,932)
Interest expense	(19,715,318)	(12,165,781)	(7,549,537)	(62)%	(8,077,807)	528,270
General and administrative expenses	(5,272,855)	(1,800,880)	(3,471,975)	(193)%	(556,062)	(2,915,913)
Impairment of real estate	(5,039,937)	—	(5,039,937)	100%	(5,039,937)	—
Interest income	134,262	161,887	(27,625)	(17)%	73,217	(100,842)
Insurance proceeds in excess of losses incurred	57,689	331,434	(273,745)	(83)%	567	(274,312)
Equity in loss from unconsolidated joint venture	(2,968,207)	—	(2,968,207)	100%	(2,968,207)	—
Net loss	$(53,061,308)	$(11,993,010)	$(41,068,298)	(342)%

NOI(3)	$43,694,146	$24,170,141	$19,524,005	81%
FFO(4)	$8,884,356	$6,522,625	$2,361,731	36%
MFFO(4)	$10,251,910	$6,992,443	$3,259,467	47%
______________
(1) Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, related to multifamily properties acquired or disposed of on or after April 1, 2019.
(2) Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, related to multifamily properties owned by us throughout both periods presented.
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

PART I — FINANCIAL INFORMATION (continued)

to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the three months ended June 30, 2020, we had a net loss of $53,061,308 compared to a net loss of $11,993,010 for the three months ended June 30, 2019. The increase in net loss of $41,068,298 over the comparable prior year period was due to the increase in operating, maintenance and management expenses of $9,210,255, the increase in real estate taxes and insurance of $7,224,377, the increase in depreciation and amortization expense of $34,940,031, the increase in interest expense of $7,549,537 the increase in general and administrative expenses of $3,471,975, the increase in impairment of real estate assets of $5,039,937, the increase in loss from unconsolidated joint venture of $2,968,207, the decrease in interest income of $27,625 and the decrease in insurance proceeds in excess of losses incurred of $273,745, partially offset by the increase in total revenues of $37,080,766.
Total revenues
Total revenues were $80,295,594 for the three months ended June 30, 2020, compared to $43,214,828 for the three months ended June 30, 2019. The increase of $37,080,766 was primarily due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. We also experienced an increase of $306,591 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2020, were $19,719,766 compared to $10,509,511 for the three months ended June 30, 2019. The increase of $9,210,255 was primarily due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $282,020 in operating, maintenance and management expenses at the multifamily properties held throughout both periods.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $13,667,771 for the three months ended June 30, 2020, compared to $6,443,394 for the three months ended June 30, 2019. The increase of $7,224,377 was primarily due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $341,775 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $13,709,333 for the three months ended June 30, 2020, compared to $6,265,958 for the three months ended June 30, 2019. The increase of $7,443,375 was primarily due to an increase in investment management fees, property management fees and the reimbursement of software costs during the three months ended June 30, 2020, due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, predominately as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $1,285,784 in fees to affiliates at the multifamily properties held throughout both periods as a result of the borrowing on our MCFA and PNC MCFA, which resulted in an increase in loan coordination fees.
Depreciation and amortization
Depreciation and amortization expenses were $53,455,666 for the three months ended June 30, 2020, compared to $18,515,635 for the three months ended June 30, 2019. The increase of $34,940,031 was primarily due to the net increase in depreciable assets of $1,505,680,661, including the increase in tenant origination and absorption costs of $41,078,737 subsequent to June 30, 2019, due to the increase in the number of properties in our portfolio subsequent to June 30, 2019 predominately as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an

PART I — FINANCIAL INFORMATION (continued)

increase of $613,932 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2020, was $19,715,318 compared to $12,165,781 for the three months ended June 30, 2019. The increase of $7,549,537 was primarily due to the increase in the notes payable, net, of $1,126,841,633 since June 30, 2019. The increase in notes payable, net consists of the following: (1) $791,020,471 which relates to the assumption of notes payable, through the Mergers, (2) $59,883,000 which relates to the refinancings that occurred subsequent to June 30, 2019, experiencing a full quarter of interest expense in the three months ended June 30, 2020, (3) $81,315,122 which relates to the debt assumed on the acquisitions of two multifamily properties subsequent to June 30, 2019, (4) $198,808,000 which relates to the increase in borrowings pursuant to the MCFA and PNC MCFA subsequent to June 30, 2019, (5) $6,992,100 which relates to deferred financing costs, net of accumulated amortization subsequent to June 30, 2019, (6) $4,827,351 which relates to debt premiums, net of accumulated amortization and debt discounts, net of accretion and (7) $2,020,210 which relates to the payment of principal on existing debt since June 30, 2019.
Included in interest expense is the amortization of deferred financing costs of $482,406 and $246,432, net unrealized loss from the change in fair value of interest rate cap agreements of $24,943 and $20,107, amortization of net loan premiums and discounts of $(413,858) and $0 and costs associated with the refinancing of debt of $11,484 and $0, net of capitalized interest of $193,049 and $0, for the three months ended June 30, 2020 and 2019, respectively. The capitalized interest is included in real estate on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2020, were $5,272,855 compared to $1,800,880 for the three months ended June 30, 2019. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $3,471,975 was primarily due to an increase of $2,915,913 in general and administrative expenses at the properties held throughout both periods. In addition, we experienced an increase of $556,062 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019.
Impairment of real estate assets
Impairment charges of real estate assets for the three months ended June 30, 2020, were $5,039,937 compared to $0 for the three months ended June 30, 2019. The impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that are less than their carrying values. See Note 3 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Interest income
Interest income for the three months ended June 30, 2020, was $134,262 compared to $161,887 for the three months ended June 30, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended June 30, 2020, was $57,689 compared to $331,434 for the three months ended June 30, 2019. The decrease of $273,745 was primarily due to a decrease in the number of insurance claims’ proceeds in excess of losses incurred.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended June 30, 2020, was $2,968,207 compared to $0 for the three months ended June 30, 2019. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. During the three months ended June 30, 2020, we determined that our investment in the joint

PART I — FINANCIAL INFORMATION (continued)

venture was other-than-temporarily impaired due to the decrease in the fair value of the joint venture as evidenced by the cash consideration agreed upon pursuant to an agreement to sell the joint venture on July 16, 2020. In the three months ended June 30, 2020, we recorded OTTI, loss of $2,442,411. See Note 4 (Investment in Unconsolidated Joint Venture) and Note 15 (Subsequent Events) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Consolidated Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
The following table summarizes the consolidated results of operations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods(2)
	2020	2019	Change $	Change %
Total revenues	$134,009,534	$85,800,055	$48,209,479	56%	$46,264,224	$1,945,256
Operating, maintenance and management	(32,216,328)	(20,567,785)	(11,648,543)	(57)%	(11,232,336)	(416,207)
Real estate taxes and insurance	(22,411,216)	(13,024,583)	(9,386,633)	(72)%	(8,679,909)	(706,724)
Fees to affiliates	(22,136,629)	(12,331,606)	(9,805,023)	(80)%	(7,635,343)	(2,169,680)
Depreciation and amortization	(82,031,561)	(36,797,927)	(45,233,634)	(123)%	(43,738,892)	(1,494,742)
Interest expense	(34,106,272)	(24,399,076)	(9,707,196)	(40)%	(10,421,707)	714,511
General and administrative expenses	(7,703,154)	(3,665,149)	(4,038,005)	(110)%	(663,853)	(3,374,152)
Impairment of real estate	(5,039,937)	—	(5,039,937)	(100)%	(5,039,937)	—
Gain on sale of real estate, net	11,384,599	—	11,384,599	100%	11,384,599	—
Interest income	387,516	340,564	46,952	14%	118,352	(71,400)
Insurance proceeds in excess of losses incurred	124,412	334,834	(210,422)	(63)%	567	(210,989)
Equity in loss from unconsolidated joint venture	(3,003,400)	—	(3,003,400)	100%	—	(3,003,400)
Loss on debt extinguishment	—	(41,609)	41,609	(100)%	—	41,609
Net loss	$(62,742,436)	$(24,352,282)	$(38,390,154)	(158)%

NOI(3)	$73,832,773	$48,252,018	$25,580,755	53%
FFO(4)	$16,562,739	$12,445,645	$4,117,094	33%
MFFO(4)	$17,944,768	$13,495,445	$4,449,323	33%
______________
(1) Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, related to multifamily properties acquired or disposed of on or after January 1, 2019.
(2) Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, related to multifamily properties owned by us throughout both periods presented.
(3)  See “—Net Operating Income” below for a reconciliation of NOI to net loss.
(4)   See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2020, we had a net loss of $62,742,436 compared to $24,352,282 for the six months ended June 30, 2019. The increase in net loss of $38,390,154 over the comparable prior year period was due to increases in operating, maintenance and management expenses of $11,648,543, real estate taxes and insurance of $9,386,633, fees to affiliates of $9,805,023, depreciation and amortization expense of $45,233,634, interest expense of $9,707,196, general and administrative expenses of $4,038,005, impairment of real estate of $5,039,937, equity in loss from unconsolidated joint

PART I — FINANCIAL INFORMATION (continued)

venture of $3,003,400 and a decrease in insurance proceeds in excess of losses incurred of $210,422, partially offset by an increase in total revenues of $48,209,479, gain on sale of real estate, net of $11,384,599, and to a lesser extent, increases in interest income of $46,952 and a decrease in loss on debt extinguishment of $41,609.
Total revenues
Total revenues were $134,009,534 for the six months ended June 30, 2020, compared to $85,800,055 for the six months ended June 30, 2019. The increase of $48,209,479 was primarily due to the increase in total revenues of $46,264,224 due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $1,945,256 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $32,216,328 for the six months ended June 30, 2020, compared to $20,567,785 for the six months ended June 30, 2019. The increase of $11,648,543 was primarily due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $416,207 in operating, maintenance and management expenses at the multifamily properties held throughout both periods.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $22,411,216 for the six months ended June 30, 2020, compared to $13,024,583 for the six months ended June 30, 2019. The increase of $9,386,633 was primarily due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $706,724 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $22,136,629 for the six months ended June 30, 2020, compared to $12,331,606 for the six months ended June 30, 2019. The increase of $9,805,023 was primarily due to an increase in investment management fees, property management fees and the reimbursement of software costs during the six months ended June 30, 2020, due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, predominately as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $2,169,680 in fees to affiliates at the multifamily properties held throughout both periods as a result of the borrowing on our MCFA and PNC MCFA, which resulted in an increase in loan coordination fees.
Depreciation and amortization
Depreciation and amortization expenses were $82,031,561 for the six months ended June 30, 2020, compared to $36,797,927 for the six months ended June 30, 2019. The increase of $45,233,634 was primarily due to the net increase in depreciable assets of $1,505,680,661, including the increase in tenant origination and absorption costs of $41,078,737 subsequent to June 30, 2019, due to the increase in the number of properties in our portfolio subsequent to June 30, 2019 predominately as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019. In addition, we experienced an increase of $1,494,742 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2020, was $34,106,272 compared to $24,399,076 for the six months ended June 30, 2019. The increase of $9,707,196 was primarily due to the increase in the notes payable, net, of $1,126,841,633 since June 30, 2019. The increase in notes payable, net consists of the following: (1) $791,020,471 which relates to the assumption of notes payable, through the Mergers, (2) $59,883,000 which relates to the refinancings that occurred subsequent

PART I — FINANCIAL INFORMATION (continued)

to June 30, 2019, experiencing a full quarter of interest expense in the six months ended June 30, 2020, (3) $81,315,122 which relates to the debt assumed on the acquisitions of two multifamily properties during six months ended June 30, 2020, (4) $198,808,000 which relates to the increase in borrowings pursuant to the MCFA and PNC MCFA during the six months ended June 30, 2020, (5) $6,992,100 which relates to deferred financing costs, net of accumulated amortization subsequent to June 30, 2019,(6) $4,827,351 which relates to debt premiums, net of accumulated amortization and debt discounts, net of accretion and (7) $2,020,210 which relates to the payment of principal on existing debt since June 30, 2019.
Included in interest expense is the amortization of deferred financing costs of $809,876 and $494,204, net, unrealized loss on derivative instruments of $27,194 and $199,723, amortization of net debt premiums of $(528,440) and $0, closing costs associated with the refinancing of debt of $42,881 and $0, credit facility commitment fees of $0 and $2,137, net of capitalized interest of $262,619 and $0, respectively, for the six months ended June 30, 2020 and 2019, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2020, were $7,703,154 compared to $3,665,149 for the six months ended June 30, 2019. These general and administrative expenses consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $4,038,005 was primarily due to an increase of $3,374,152 in general and administrative expenses at the properties held throughout both periods. In addition, we experienced an increase of $663,853 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to June 30, 2019, as a result of the acquisition of 39 multifamily properties, 36 of which were acquired through the Mergers on March 6, 2020, partially offset by the disposition of three multifamily properties subsequent to June 30, 2019
Impairment of real estate assets
Impairment charges of real estate assets for the six months ended June 30, 2020, were $5,039,937 compared to $0 for the six months ended June 30, 2019. The impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that are less than their carrying values. See Note 3 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Gain on sale of real estate
Gain on sale of real estate for the six months ended June 30, 2020, was $11,384,599 compared to $0 for the six months ended June 30, 2019. The gain on sale of real estate consisted of the gain recognized on the disposition of one multifamily property during the six months ended June 30, 2020. No multifamily property dispositions occurred during the six months ended June 30, 2019. Our gain on sales of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the six months ended June 30, 2020, was $387,516 compared to $340,564 for the six months ended June 30, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the six months ended June 30, 2020, was $124,412 compared to $334,834 for the six months ended June 30, 2019. The decrease of $210,422 was primarily due to a decrease in the number of insurance claims’ proceeds in excess of losses incurred.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the six months ended June 30, 2020, was $3,003,400 compared to $0 for the six months ended June 30, 2019. Upon consummation of the SIR Merger, we acquired a 10% interest in a joint venture. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. During the six months ended June 30, 2020, we determined that our investment in the joint venture was other-than-temporarily impaired, due to the decrease in the fair value of the joint venture as evidenced by the cash consideration

PART I — FINANCIAL INFORMATION (continued)

agreed upon pursuant to an agreement to sell the joint venture on July 16, 2020. In the six months ended June 30, 2020, we recorded an OTTI of $2,442,411. See Note 4 (Investment in Unconsolidated Joint Venture) and Note 15 (Subsequent Events) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Loss on debt extinguishment
Loss on debt extinguishment for the six months ended June 30, 2020, was $0 compared to $41,609 for the six months ended June 30, 2019. The expenses incurred during the six months ended June 30, 2019 consisted of deferred financing costs, net related to the termination of the line of credit during the six months ended June 30, 2019. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
Property Operations for the Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2019. As of June 30, 2020, 31 of our properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019	Change $	Change %
Same-store properties:
Revenues	$41,013,764	$40,707,173	$306,591	0.8%
Operating expenses(1)	18,413,185	17,668,939	744,246	4.2%
Net operating income	22,600,579	23,038,234	(437,655)	(1.9)%

Non-same-store properties:
Net operating income	21,093,567	1,131,907	19,961,660

Total Net operating income(2)	$43,694,146	$24,170,141	$19,524,005
________________
(1)Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.
(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2020, was $22,600,579 compared to $23,038,234 for the three months ended June 30, 2019. The 1.9% decrease in same-store net operating income was a result of a 4.2% increase in same-store operating expenses partially offset by a 0.8% increase in same-store rental revenues.
Revenues
Same-store revenues for the three months ended June 30, 2020, were $41,013,764 compared to $40,707,173 for the three months ended June 30, 2019. The 0.8% increase in same-store revenues was primarily due to average rent increases at the same-store properties from $1,193 as of June 30, 2019, to $1,205 as of June 30, 2020, as a result of ordinary monthly rent increases, monthly rent increases from the completion of value-enhancement projects and an increase in same-store occupancy from 93.8% as of June 30, 2019, to 96.0% as of June 30, 2020.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2020, were $18,413,185 compared to $17,668,939 for the three months ended June 30, 2019. The increase in same-store operating expenses was primarily attributable to higher payroll costs, utilities, real estate taxes and insurance during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) general and administrative expenses and other gains and losses that are specific to us or (6) impairment of real estate assets or other investments. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, impairment charges and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2020 and 2019 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(53,061,308)	$(11,993,010)	$(62,742,436)	$(24,352,282)
Fees to affiliates(1)	9,651,793	4,174,176	15,495,182	8,334,328
Depreciation and amortization	53,455,666	18,515,635	82,031,561	36,797,927
Interest expense	19,715,318	12,165,781	34,106,272	24,399,076
Loss on debt extinguishment	—	—	—	41,609
General and administrative expenses	5,272,855	1,800,880	7,703,154	3,665,149
Gain on sale of real estate	—	—	(11,384,599)	—
Other gains(2)	(191,951)	(493,321)	(511,928)	(633,789)
Adjustments for investment in unconsolidated joint venture(3)	1,369,425	—	1,653,219	—
Other-than-temporary impairment of investment in unconsolidated joint venture(4)	2,442,411	—	2,442,411	—
Impairment of real estate(5)	5,039,937	—	5,039,937	—
Net operating income	$43,694,146	$24,170,141	$73,832,773	$48,252,018
____________________
(1)  Fees to affiliates for the three and six months ended June 30, 2020, exclude property management fees of $2,369,487 and $3,865,857 and other reimbursements of $1,688,053 and $2,775,590, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2019, exclude property management fees of $1,245,150 and $2,479,427 and other reimbursements of $846,632 and $1,517,851, respectively, that are included in NOI.
(2) Other gains for the three and six months ended June 30, 2020 and 2019, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
(3) Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference.
(4) Reflects adjustment to add back OTTI of $2,442,411 in the three and six months ended June 30, 2020 related to our investment in the Joint Venture. See Note 4 (Investment in Unconsolidated Joint Venture) and Note 15 (Subsequent Events) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(5) Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to two of our real estate assets. See Note 3 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
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

PART I — FINANCIAL INFORMATION (continued)

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted Accounting Standards Update, or ASU 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use asset. ASU 2017-01 now forms part of Accounting Standards Codification, or ASC 805, Business Combinations, or ASC 805. The carrying amount of the right-of-use asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the right-of-use asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net loss to MFFO:
Net loss	$(53,061,308)	$(11,993,010)	$(62,742,436)	$(24,352,282)
Depreciation of real estate assets	33,315,155	18,515,635	56,066,977	36,797,927
Amortization of lease-related costs(1)	20,138,302	—	25,961,107	—
Gain on sale of real estate, net	—	—	(11,384,599)	—
Impairment of real estate(2)	5,039,937	—	5,039,937	—
Impairment of unconsolidated joint venture(3)	2,442,411	—	2,442,411	—
Adjustments for investment in unconsolidated joint venture(4)	1,009,859	—	1,179,342	—
FFO	8,884,356	6,522,625	16,562,739	12,445,645
Acquisition fees and expenses(5)(6)	1,344,282	449,711	1,357,429	808,468
Unrealized loss on derivative instruments	24,943	20,107	27,194	199,723
Loss on debt extinguishment	—	—	—	41,609
Amortization of below market leases	(1,671)	—	(2,594)	—
MFFO	$10,251,910	$6,992,443	$17,944,768	$13,495,445

________________
(1)Amortization of lease-related costs for the three and six months ended June 30, 2020 and 2019, exclude amortization of operating lease right-of-use assets of $2,209 and $3,477 and $0 and $0, respectively, that is included in FFO, respectively.
(2)Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to two of our real estate assets. See Note 3 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(3)Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to our investment in our unconsolidated joint venture. See Note 4 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(4)Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture as well as the amortization of outside basis difference.

PART I — FINANCIAL INFORMATION (continued)

(5)By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Historically under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.
(6)Acquisition fees and expenses for the three and six months ended June 30, 2020 and 2019 include acquisition expenses of $1,344,282 and $1,357,429 and $449,711 and $808,468, respectively, that did not meet the criteria for capitalization under ASU 2017-01, which now forms part of ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the then-proposed SIR Merger and STAR III Merger and were incurred and expensed through the date of the Merger Agreement and to a lesser extent, pertained to the proposed internalization of management. Upon signing the Merger Agreement, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor and its affiliates, whereby we pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 9 (Related Party Arrangements) to the unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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

PART I — FINANCIAL INFORMATION (continued)

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2020, the fair value of our fixed rate debt was $2,034,176,431 and the carrying value of our fixed rate debt was $1,878,321,570. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2020, the fair value of our variable rate debt was $287,020,755 and the carrying value of our variable rate debt was $298,730,903. Based on interest rates as of June 30, 2020, if interest rates are 100 basis points higher during the 12 months ending June 30, 2021, interest expense on our variable rate debt would increase by $3,006,148 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2021, interest expense on our variable rate debt would decrease by $475,954.
At June 30, 2020, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.18%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.71% at June 30, 2020. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2020 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2020, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2020, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2020 were not in excess of the capped rates. See also Note 13 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, shelter in place orders, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although some states initiated reopenings, the recent spike in COVID-19 cases has halted and, in some cases, reversed such measures. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
The effects of COVID-19 or another pandemic could adversely affect us and/or our residents due to, among other factors:
•the unavailability of personnel, including executive officers and other leaders that are part of the management team, and the inability to recruit, attract and retain skilled personnel, to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work-business and operating results may be negatively impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all, a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;
•an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•residents’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;
•an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders; and

PART II — OTHER INFORMATION (continued)
•our inability to satisfy repurchase requests and preserve liquidity, if demand for repurchases exceeds the limits of our share repurchases program or ability to fund repurchases.
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
The current outbreak of COVID-19 and the resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our estimated value per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of March 6, 2020, and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our estimated value, whether due to the COVID-19 outbreak or otherwise, (i) we may overpay to repurchase our shares, and (ii) investors investing in our distribution reinvestment plan may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity or our associated interest rate cap agreements that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our estimated net assets value. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities.

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

PART II — OTHER INFORMATION (continued)
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
On April 21, 2020, STAR III OP issued Class A-2 operating partnership units, or the Class A-2 OP Units, valued at $14,450,000 in the aggregate in exchange for the contribution of the multifamily property knows as VV&M. The Class A-2 OP Units were issued to the contributors of VV&M in a private placement in reliance on section 4(a)(2) of the Securities Act.
On May 20, 2020, we issued 171,585 shares of common stock to our advisor as payment for monthly investment management fees for the months of March and April 2020, pursuant to the advisory agreement with our advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 1, 2020, we issued 93,624 shares of common stock to our advisor as payment for monthly investment management fees for the month of May 2020, pursuant to the advisory agreement with our advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 18, 2020, we issued 51,983 shares of common stock to our advisor as payment for loan coordination fees in connection with entering into the PNC MCFA on June 17, 2020, pursuant to the advisory agreement with our advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 29, 2020, we issued 21,339 shares of common stock to our advisor as payment for loan coordination fees in connection with the issuer entering into the Revolver on June 26, 2020, pursuant to the advisory agreement with our advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended June 30, 2020, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2020	676,726	149,049	$14.16	(4)
May 2020	1,396,982	—	—	(4)
June 2020	591,011	—	—	(4)
	2,664,719	149,049

PART II — OTHER INFORMATION (continued)
____________________
(1) We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests       were received. As of June 30, 2020, we had $4,000,000, representing 278,105 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on July 31, 2020.
(2) We currently repurchase shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3) From inception through June 30, 2020, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
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
10.1
Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III Operating Partnership, L.P., dated as of April 21, 2020 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on April 27, 2020, and incorporated herein by reference)

10.2
Form of Indemnification Agreement (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on May 27, 2020, and incorporated herein by reference)

10.3
Master Credit Facility Agreement by and between SIR Hamburg, LLC, Brice Grove Apartments, LLC, SIR Mallard Crossing, LLC, SIR Montclair Parc, LLC, SIR Carrington Champion, LLC, SIR Carrington Place, LLC, SIR Waterford Riata, LLC (collectively, the “Borrowers”) and PNC Bank, National Association, dated as of June 17, 2020 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

10.4
Multifamily Note, dated as of June 17, 2020, by and between the Borrowers and PNC Bank, National Association (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

10.5
Multifamily Note, dated as of June 17, 2020, by and between the Borrowers and PNC Bank, National Association (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

10.6
Guaranty of Non-Recourse Obligations by Steadfast Apartment REIT, Inc., a Maryland corporation (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

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

Steadfast Apartment REIT, Inc.

Date:	August 10, 2020	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Ella S. Neyland
Ella S. Neyland
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)