Form 10-Q
period 2020-09-30
Steadfast Apartment REIT, Inc.
filed 2020-11-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number 000-55428
STEADFAST APARTMENT REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4769184
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18100 Von Karman Avenue, Suite 200
Irvine, California 92612
(Address of Principal Executive Offices) (Zip Code)
18100 Von Karman Avenue, Suite 500
Irvine, California 92612
(Former name, former address and formal fiscal year, if changed since last report)
 (949) 569-9700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2020, there were 109,931,015 shares of the Registrant’s common stock issued and outstanding.

1

STEADFAST APARTMENT REIT, INC.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$332,223,332	$151,294,208
Building and improvements	2,822,838,232	1,369,256,465
Tenant origination and absorption costs	1,976,514	—
Total real estate held for investment, cost	3,157,038,078	1,520,550,673
Less accumulated depreciation and amortization	(365,906,596)	(277,033,046)
Total real estate held for investment, net	2,791,131,482	1,243,517,627
Real estate held for development	35,183,272	5,687,977
Real estate held for sale, net	32,425,732	21,665,762
Total real estate, net	2,858,740,486	1,270,871,366
Cash and cash equivalents	311,515,756	74,806,649
Restricted cash	42,531,779	73,614,452
Goodwill	125,220,448	—
Due from affiliates	390,099	—
Rents and other receivables	4,840,839	2,032,774
Assets related to real estate held for sale	91,450	118,570
Other assets	11,796,829	5,513,315
Total assets	$3,355,127,686	$1,426,957,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$77,930,891	$30,265,713
Notes Payable, net:
Mortgage notes payable, net	1,382,058,322	560,098,815
Credit facilities, net	744,648,215	548,460,230
Notes payable related to real estate held for sale, net	19,334,554	—
Total notes payable, net	2,146,041,091	1,108,559,045
Distributions payable	8,182,566	4,021,509
Distributions payable to affiliates	454,100	—
Due to affiliates	275,536	7,305,570
Liabilities related to real estate held for sale	696,441	788,720
Total liabilities	2,233,580,625	1,150,940,557
Commitments and contingencies (Note 12)
Redeemable common stock	—	1,202,711
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 109,979,371 and 52,607,695 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,099,794	526,077
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero and 1,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	10
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,602,384,557	698,453,981
Cumulative distributions and net losses	(588,623,895)	(424,166,210)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	1,014,860,456	274,813,858
Noncontrolling interest	106,686,605	—
Total equity	1,121,547,061	274,813,858
Total liabilities and stockholders’ equity	$3,355,127,686	$1,426,957,126
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$82,937,828	$43,962,752	$215,817,169	$129,166,798
Other income	732,680	228,088	1,862,873	824,096
Total revenues	83,670,508	44,190,840	217,680,042	129,990,894
Expenses:
Operating, maintenance and management	21,497,606	11,802,969	53,713,931	32,370,752
Real estate taxes and insurance	12,935,004	6,086,781	35,346,220	19,111,364
Fees to affiliates	8,449,715	6,917,303	30,586,344	19,248,909
Depreciation and amortization	47,564,706	18,632,477	129,596,268	55,430,404
Interest expense	20,628,159	12,562,978	54,734,431	36,962,055
General and administrative expenses	11,775,591	2,216,129	19,478,747	5,881,278
Impairment of real estate	—	—	5,039,937	—
Total expenses	122,850,781	58,218,637	328,495,878	169,004,762
Loss before other income	(39,180,273)	(14,027,797)	(110,815,836)	(39,013,868)
Other income (loss):
Gain on sale of real estate, net	1,392,434	3,329,078	12,777,033	3,329,078
Interest income	165,495	252,227	553,011	592,792
Insurance proceeds in excess of losses incurred	112,342	56,686	236,754	391,519
Equity in loss from unconsolidated joint venture	(16,711)	—	(3,020,111)	—
Fees and other income from affiliates	390,099	—	390,099	—
Loss on debt extinguishment	(621,451)	—	(621,451)	(41,609)
Total other income	1,422,208	3,637,991	10,315,335	4,271,780
Net loss	(37,758,065)	(10,389,806)	(100,500,501)	(34,742,088)
Loss allocated to noncontrolling interest	(844,653)	—	(681,339)	—
Net loss attributable to common stockholders	$(36,913,412)	$(10,389,806)	$(99,819,162)	$(34,742,088)
Loss per common share — basic and diluted	$(0.34)	$(0.20)	$(1.04)	$(0.67)
Weighted average number of common shares outstanding — basic and diluted	109,663,583	52,279,878	95,714,116	52,096,357

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 1, 2020	109,437,702	$1,094,377	—	$—	1,000	$10	$1,596,591,653	$(526,888,587)	$1,070,797,453	$14,450,000	$1,085,247,453
Issuance of common stock	824,152	8,242	—	—	—	—	9,693,591	—	9,701,833	—	9,701,833
Issuance of Class B OP Units	—	—	—	—	—	—	—	—	—	93,750,000	93,750,000
Repurchase of common stock	(282,483)	(2,825)	—	—	—	—	(3,997,175)	—	(4,000,000)	—	(4,000,000)
Repurchase of Class A convertible stock	—	—	—	—	(1,000)	(10)	(990)	—	(1,000)	—	(1,000)
Distributions declared ($0.226 per share of common stock)	—	—	—	—	—	—	—	(24,821,896)	(24,821,896)	(668,742)	(25,490,638)
Amortization of stock-based compensation	—	—	—	—	—	—	97,478	—	97,478	—	97,478
Net loss	—	—	—	—	—	—	—	(36,913,412)	(36,913,412)	(844,653)	(37,758,065)
BALANCE, September 30, 2020	109,979,371	$1,099,794	—	$—	—	$—	$1,602,384,557	$(588,623,895)	$1,014,860,456	$106,686,605	$1,121,547,061

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	52,607,695	$526,077	1,000	$10	—	$—	$698,453,981	$(424,166,210)	$274,813,858	$—	$274,813,858
Issuance of common stock	1,840,307	18,404	—	—	—	—	25,322,884	—	25,341,288	—	25,341,288
Issuance of common stock in connection with the SIR Merger	43,775,314	437,753	—	—	—	—	692,963,221	—	693,400,974	—	693,400,974
Issuance of common stock in connection with the STAR III Merger	12,240,739	122,407	—	—	—	—	193,770,898	—	193,893,305	—	193,893,305
Issuance of OP Units	—	—	—	—	—	—	—	—	—	108,200,000	108,200,000
Exchange of convertible common stock into Class A convertible common stock	—	—	(1,000)	(10)	1,000	10	—	—	—	—	—
Transfers to redeemable common stock	—	—	—	—	—	—	(1,383,318)	—	(1,383,318)	—	(1,383,318)
Repurchase of common stock	(484,684)	(4,847)	—	—	—	—	(6,902,980)	—	(6,907,827)	—	(6,907,827)
Repurchase of Class A convertible stock	—	—	—	—	(1,000)	(10)	(990)	—	(1,000)	—	(1,000)
Distributions declared ($0.674 per share of common stock)	—	—	—	—	—	—	—	(64,638,523)	(64,638,523)	(832,056)	(65,470,579)
Amortization of stock-based compensation	—	—	—	—	—	—	160,861	—	160,861	—	160,861
Net loss	—	—	—	—	—	—	—	(99,819,162)	(99,819,162)	(681,339)	(100,500,501)
BALANCE, September 30, 2020	109,979,371	$1,099,794	—	$—	—	$—	$1,602,384,557	$(588,623,895)	$1,014,860,456	$106,686,605	$1,121,547,061

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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(100,500,501)	$(34,742,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	129,596,268	55,430,404
Fees to affiliates paid in common stock	9,484,039	—
Loss on disposal of buildings and improvements	552,793	150,978
Amortization of deferred financing costs	1,382,954	750,751
Amortization of stock-based compensation	160,861	39,182
Amortization of below market leases	(4,265)	—
Change in fair value of interest rate cap agreements	56,287	223,867
Gain on sale of real estate	(12,777,033)	(3,329,078)
Impairment of real estate	5,039,937	—
Amortization of loan premiums	(1,297,874)	—
Accretion of loan discounts	338,047	—
Interest on finance lease furnishings	47	—
Loss on debt extinguishment	621,451	41,609
Insurance claim recoveries	(777,353)	(706,654)
Equity in loss from unconsolidated joint venture	3,020,111	—
Changes in operating assets and liabilities:
Rents and other receivables	(675,979)	(87,831)
Other assets	(546,777)	(799,448)
Accounts payable and accrued liabilities	16,634,701	1,014,193
Due to affiliates	(7,732,288)	807,450
Due from affiliates	(390,099)	—
Net cash provided by operating activities	42,185,327	18,793,335
Cash Flows from Investing Activities:
Acquisition of real estate investments	(69,914,948)	—
Cash acquired in connection with the Mergers, net of acquisition costs	98,283,732	—
Acquisition of assets from internalization transaction	(29,486,646)	—
Acquisition of real estate held for development	(14,321,851)	(2,158,815)
Additions to real estate investments	(17,205,299)	(19,206,964)
Additions to real estate held for development	(10,687,626)	(1,789,630)
Escrow deposits for pending real estate acquisitions	(1,000,000)	(700,100)
Capitalized acquisition costs related to mergers	—	(10,471)
Purchase of interest rate cap agreements	(67,000)	(18,000)
Net proceeds from sale of real estate investments	81,208,213	29,944,301
Net proceeds from sale of unconsolidated joint venture	19,022,280	—
Proceeds from insurance claims	1,452,262	781,654
Cash contribution to unconsolidated joint venture	(274,400)	—
Cash distribution from unconsolidated joint venture	360,700	—
Net cash provided by investing activities	57,369,417	6,841,975

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	2,205,999	126,121,000
Principal payments on mortgage notes payable	(35,190,503)	(76,105,725)
Borrowings from credit facilities	198,808,000	—
Repurchase of Class A convertible stock	(1,000)	—
Payments of commissions on sale of common stock	(50,051)	(172,278)
Payment of loan financing deposits	—	(254,722)
Payment of deferred financing costs	(6,753,413)	(798,455)
Payment of debt extinguishment costs	(324,000)	—
Distributions to common stockholders	(45,742,635)	(19,085,888)
Repurchase of common stock	(6,907,827)	(6,000,000)
Net cash provided by financing activities	106,044,570	23,703,932
Net increase in cash, cash equivalents and restricted cash	205,599,314	49,339,242
Cash, cash equivalents and restricted cash, beginning of the period	148,539,671	72,738,775
Cash, cash equivalents and restricted cash, end of the period	$354,138,985	$122,078,017

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $576,521 and $49,068 for the nine months ended September 30, 2020 and 2019, respectively	$51,556,232	$36,328,593
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable to non-affiliated shareholders	$8,182,566	$3,873,086
Distributions payable to affiliates	$454,100	$—
Class A-2 OP Units issued for real estate	$14,450,000	$—
Class B OP Units issued in exchange for net assets acquired in Internalization Transaction	$93,750,000	$—
Goodwill acquired in the Internalization Transaction	$125,220,448	$—
Affiliate assets acquired in the Internalization Transaction (except for affiliated operating lease right-of-use of $1,570,472, net which is included below in operating lease right-of- use assets )	$1,066,219	$—
Affiliate liabilities assumed in the Internalization Transaction	$4,701,436	$—
Assumption of mortgage notes payable to acquire real estate	$81,315,122	$—
Premiums on assumed mortgage notes payable	$945,235	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$15,857,249	$16,050,790
Redeemable common stock	$—	$1,182,360
Redemptions payable	$4,000,000	$817,640
Accounts payable and accrued liabilities from additions to real estate investments	$111,654	$729,005
Due to affiliates from additions to real estate investments	$25,064	$62,159
Accounts payable and accrued liabilities from capitalized acquisition costs related to the merger with SIR and STAR III	$—	$503,041
Accounts payable and accrued liabilities from additions to real estate held for development	$2,993,037	$41,434
Affiliate accounts payable and accrued liabilities from additions to real estate held for development	$56,427	$—
Due to affiliates for commissions on sales of common stock	$21,237	$127,673
Operating lease right-of-use assets, net	$2,332,352	$3,462
Operating lease liabilities, net	$2,347,600	$4,989
Restricted cash held as substitution deposit for MCFA from proceeds from sale of real estate	$—	$17,514,055
Fair value of real estate acquired in the SIR merger	$1,100,742,973	$—
Fair value of STAR III real estate acquired in the STAR III merger	$479,559,505	$—
Fair value of equity issued to SIR shareholders in the SIR merger	$693,400,974	$—
Fair value of equity issued to STAR III shareholders in the STAR III merger	$193,893,305	$—
Fair value of SIR debt assumed in the SIR merger	$506,023,982	$—
Fair value of STAR III debt assumed in the STAR III merger	$289,407,045	$—
Fair value of unconsolidated joint venture assumed in the SIR merger	$22,128,691	$—
Net assets assumed in the SIR merger	$3,553,868	$—
Net assets assumed in the STAR III merger	$2,060,898	$—
Net liabilities assumed in the SIR merger	$21,782,302	$—
Net liabilities assumed in the STAR III merger	$7,334,616	$—
Premiums on assumed mortgage notes payable in the SIR and STAR III mergers	$14,899,631	$—
Discount on assumed mortgage note payable in the SIR and STAR III mergers	$10,489,075	$—

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC, the Company’s former sponsor (“SRI”), at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. SRI is majority owned and controlled indirectly by Rodney F. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, through Steadfast REIT Holdings, LLC (“Steadfast Holdings”). Steadfast Apartment Advisor, LLC (the “Former Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”). In connection with the SIR Merger and STAR III Merger (described below), the Former Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock (the “Class A Convertible Stock”). In connection with the Internalization Transaction (described below), the Company repurchased the Class A Convertible Stock for $1,000. See Note 8 (Stockholders’ Equity) for further details.
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2020, the Company owned 69 multifamily properties comprising a total of 21,529 apartment homes and three parcels of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 4 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. On May 4, 2020, the Company registered up to 10,000,000 shares of common stock for sale pursuant to the DRP at an initial price of $15.23 per share. As of September 30, 2020, the Company had issued 111,316,079 shares of common stock for gross offering proceeds of $1,712,713,882, including 7,685,999 shares of common stock issued pursuant to the DRP for gross offering proceeds of $114,984,724.
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
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, the Company, Steadfast Income REIT, Inc. (“SIR”), Steadfast Apartment REIT Operating Partnership, L.P., a wholly-owned subsidiary of the Company (the “STAR Operating Partnership”), Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR (“SIR OP”), and SI Subsidiary, LLC, a wholly-owned subsidiary of the Company (“SIR Merger Sub”), entered into an Agreement and Plan of Merger (the “SIR Merger Agreement”). Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Merger Sub surviving the merger (the “SIR Merger”). Following the SIR Merger, SIR Merger Sub, as the surviving entity, continued as the Company’s wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law (“MGCL”), the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 0.5934 shares of the Company’s common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT III, Inc. (“STAR III”), the STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III (the “STAR III OP”), and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the merger (the “STAR III Merger”, and together with the SIR Merger, the “Mergers”). Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continued as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, converted into 1.430 shares of the Company’s common stock.
Combined Company
Through the Mergers, the Company acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The Combined Company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). For more information on the Mergers, see Note 4 (Real Estate).
Pre-Internalization Operating Partnerships Merger
On August 28, 2020, pursuant to an Agreement and Plan of Merger (the “SIR OP/STAR OP Merger Agreement”), the STAR Operating Partnership merged with and into the SIR OP (the “SIR OP/STAR OP Merger”). The SIR OP/STAR OP Merger is treated for U.S. federal income tax purposes as a tax-deferred contribution by the Company of all of the assets and liabilities of STAR Operating Partnership to SIR OP under Section 721(a) of the Internal Revenue Code.
Immediately following the consummation of the SIR OP/STAR OP Merger, on August 28, 2020, pursuant to an Agreement and Plan of Merger (the “Operating Partnership Merger Agreement”), STAR III OP merged with and into SIR OP (the “Operating Partnership Merger” and together with the SIR OP/STAR OP Merger, the “Operating Partnership Mergers”). The Operating Partnership Merger is treated as an “asset over partnership merger” governed by Treasury Regulations Section 1.708-1(c)(3)(i), with SIR OP being the “resulting partnership” and STAR III OP terminating.
On August 28, 2020, SIR OP changed its name to “Steadfast Apartment REIT Operating Partnership, L.P.” (the “Current Operating Partnership”). In addition, on August 28, 2020, prior to completion of the Operating Partnership Mergers, the Company acquired STAR III Merger Sub. On August 28, 2020, SIR Merger Sub, as the initial general partner of the Current Operating Partnership, transferred all of its general partnership interests to the Company, and the Company was admitted as a substitute general partner of the Current Operating Partnership.
On August 28, 2020, the Company, Steadfast Income Advisor, LLC, the initial limited partner of the Current Operating Partnership (“SIR Advisor”), Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Current Operating Partnership (“STAR III Advisor”), Wellington VVM LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership (“Wellington”), and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership (“Copans” and together with “Wellington”, “VV&M”), entered into a Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Operating Partnership, L.P. (the “Second A&R Partnership Agreement”) in order to, among other things, reflect the consummation of the Operating Partnership Mergers. The purpose of the Operating Partnership Mergers was to simplify the Company’s corporate structure so that the Company has a single operating partnership that is a direct subsidiary of the Company.
Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with SRI, which provided for the internalization of the Company’s external management functions previously provided by the Former Advisor and its affiliates. Prior to the Closing (as defined herein), which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined herein) on August 31, 2020 (the “Closing”), Steadfast Investment Properties, Inc., a California corporation (“SIP”), Steadfast REIT Services, Inc., a California corporation (“REIT Services”), and their respective affiliates owned and operated all of the assets necessary to operate the business of the Company and its subsidiaries (the “Business”) and employed all the employees necessary to operate the Business.

Pursuant to a Contribution and Purchase Agreement (the “Contribution & Purchase Agreement”) between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company (“SRSH”), and the assets and rights necessary to operate the Business in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash and (2) 6,155,613.92 Class B OP units of limited partnership interests in the Current Operating Partnership (the “Class B OP Units”) having the agreed value set forth in the Contribution & Purchase Agreement. In addition, the Company purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, investment management and property management business of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. Prior to the closing of the Internalization Transaction, the Former Advisor was owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns an 86% interest in Steadfast Holdings, the majority owner of SRI.

Concurrently with, and as a condition to the execution and delivery of the Contribution & Purchase Agreement, the Company, through STAR REIT Services, LLC, a Delaware limited liability company and indirect subsidiary of the Company (“SRS”), entered into employment agreements with certain key employees. For more information on the Internalization Transaction, see Note 3 (Internalization Transaction).
The Former Advisor
Prior to the Internalization Transaction, the business of the Company was externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between the Company and the Former Advisor (as may be amended, the “Advisory Agreement”). On August 31, 2020, prior to the Closing, the Company, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, the Former Advisor and the Company entered into the First Amendment to the Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 will be paid in cash to the Former Advisor by the Current Operating Partnership (the “First Amendment”). In connection with the Internalization Transaction, SRS assumed the rights and obligations of the Advisory Agreement from the Former Advisor. The term of the Advisory Agreement expires on March 6, 2021, and is subject to annual renewal by the Company’s board of directors.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
The Current Operating Partnership
Substantially all of the Company’s business is conducted through the Current Operating Partnership. The Company is the sole general partner of the Current Operating Partnership. The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2020, the Company owned approximately 94% of the operating partnership units of the Current Operating Partnership. As a result of the Internalization Transaction, SRI owns approximately 5% of the OP Units of the Current Operating Partnership, including approximately 6,155,613.92 Class B OP Units owned by SRI as of September 30, 2020. The remaining 1% of the OP Units are owned by unaffiliated third parties. The Current Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, which is a wholly-owned subsidiary of the Current Operating Partnership. As a condition to the Closing, on August 31, 2020, the Company, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”) to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the contribution, and designate Class B OP Units that were issued as consideration pursuant to the Internalization Transaction.
The Operating Partnership Agreement provides that the Current Operating Partnership is operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Current Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Current Operating Partnership being taxed as a corporation. In addition to the administrative and operating costs and expenses incurred by the Current Operating Partnership in acquiring and operating real properties, the Current Operating Partnership pays all of the Company’s administrative costs and expenses, and such expenses are treated as expenses of the Current Operating Partnership.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Current Operating Partnership and its wholly-owned subsidiaries. The portion of an entity not wholly-owned by the Company is presented as noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB, ASC and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated financial statements herein should be

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Noncontrolling interests
Noncontrolling interests represent the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interests are comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) in STAR III OP, the Company’s then- indirect subsidiary, which merged with and into the Current Operating Partnership pursuant to the OP Merger described in Note 1 (Organization and Business), and Class B OP Units of the Current Operating Partnership. The Company accounts for noncontrolling interests in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of September 30, 2020, the Company’s noncontrolling interests qualified as permanent equity. There were no noncontrolling interests in 2019. For more information on the Company’s noncontrolling interest, see Note 9 (Noncontrolling Interest).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805, Business Combinations (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2020, all of the Company’s acquisitions were determined to be asset acquisitions, with the exception of the Internalization Transaction, which was accounted for as a business combination.
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
September 30, 2020
(unaudited)
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
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the recent outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. The Company recorded an impairment charge related to two of its real estate assets during the nine months ended September 30, 2020. No impairment loss was recorded in 2019. See Note 4 (Real Estate) for details.
Property Held for Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of each of September 30, 2020 and December 31, 2019, the Company classified one real estate asset, as presented on its consolidated balance sheets. See Note 4 (Real Estate) for details.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performed its annual assessment on October 1st. The Company recorded goodwill during the three and nine months ended September 30, 2020, in connection with the Internalization Transaction. See Note 3 (Internalization Transaction) for details.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
During the fiscal quarter ended June 30, 2020, the Company instituted payment plans for its residents that were experiencing hardship due to COVID-19, which the Company refers to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, the Company allowed qualifying residents to defer their rent, which is collected by the Company in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, the Company began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident fails to make payments pursuant to the COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. The Company did not offer residents a payment plan during July 2020 due to the reduced demand for such payment plans in May and June 2020.
During the three months ended September 30, 2020, the Company initiated a debt forgiveness program for certain qualifying residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments (the “Debt Forgiveness Program”). Pursuant to the Debt Forgiveness Program, the Company is offering qualifying residents an opportunity to terminate their lease without being liable for any unpaid rent and penalties.
The Company elected not to evaluate whether the COVID-19 Payment Plans and the Debt Forgiveness Program are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans and Debt Forgiveness Program as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of September 30, 2020, the Company reserved $1,859,126 of accounts receivables which are considered not probable for collection.
Investments in Unconsolidated Joint Ventures
The Company accounted for investments in unconsolidated joint venture entities in which it would have exercised significant influence over, but did not control, using the equity method of accounting. Under the equity method, the investment was initially recorded at cost including an outside basis difference, which represented the difference between the purchase price the Company paid for its investment in the joint venture and the book value of the Company’s equity in the joint venture, and subsequently adjusted it to reflect additional contributions or distributions, the Company’s proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. The Company recognized its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluated its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company recorded an other-than-temporary impairment (“OTTI”) on its investment in unconsolidated joint venture during the nine months ended September 30, 2020. No OTTI was recorded in the three and nine months ended September 30, 2019. See Note 5 (Investment in Unconsolidated Joint Venture) for details. The Company elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
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
September 30, 2020
(unaudited)
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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2020 and 2019.
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
Fair Value of Financial Instruments
The accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, rents and other receivables, due from affiliates, accounts payable and accrued liabilities, distributions payable, distributions payable to affiliates, due to affiliates and notes payable.
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities and distributions payable to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The fair value of amounts due from affiliates, amounts due to affiliates and distributions payable to affiliates is not determinable due to the related party nature of such amounts. The Company has determined that its notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2020 and December 31, 2019, the fair value of the notes payable was $2,289,178,645 and $1,153,445,768, respectively, compared to the carrying value of $2,146,041,091 and $1,108,559,045, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants, cash that is deposited with a qualified intermediary for reinvestment pursuant to Section 1031 of the Internal Revenue Code and a cash account established in connection with a letter of credit to fund future workers compensation claims. As of September 30, 2020, the Company had a restricted cash balance of $42,531,779, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as well as an amount set aside in connection with a letter of credit. As of December 31, 2019, the Company had a restricted cash balance of $73,614,452, which included $36,740,983 in allocated loan amounts held by the lender of the Company’s master credit facility as collateral for two properties sold during the year ended December 31, 2019, $24,720,969 of cash proceeds from the sale of two properties that were being held by qualified intermediaries, and $12,152,500 related to amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company lenders.

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	September 30,
	2020	2019
Cash and cash equivalents	$311,515,756	$74,816,801
Restricted cash	42,531,779	47,261,216
Other assets related to real estate held for sale	91,450	—
Total cash, cash equivalents and restricted cash	$354,138,985	$122,078,017

Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the nine months ended September 30, 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2020 through September 30, 2020.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2020, the Company declared distributions totaling $0.226 and $0.674 per share of common stock, respectively. During the three and nine months ended September 30, 2019, the Company declared distributions totaling $0.227 and $0.673 per share of common stock, respectively.
Lessee Accounting
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires leases with original lease terms of more than 12 months to be recorded on the balance sheet. For leases with terms greater than 12 months, a right-of-use (“ROU”) lease asset and a lease liability are recognized on the balance sheet at commencement date based on the present value of lease payments over the lease term.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend would be exercised or the option to terminate would not be exercised. As the implicit rate in most leases are not readily determinable, the Company’s incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to the Company’s recent debt financing transactions, as well as publicly available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates. Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases. On January 1, 2019, the Company adopted ASU 2016-02 and its related amendments (collectively, “ASC 842”) using the modified retrospective method. The Company elected the package of practical expedients permitted under the transition guidance, which allowed to carry forward its original assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. See Note 16 (Leases).
Equity-Based Compensation
The Company’s stock-based compensation consists of restricted stock issued to key employees of the Company, in addition to the Company’s independent directors. The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognized on a straight-line basis over the requisite service period of the awards. The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within general and administrative expenses in the consolidated statements of operations.
Per Share Data
Basic loss per share attributable to common stockholders for all periods presented are computed by dividing net loss by the weighted average number of shares of the Company’s common stock outstanding for each class of shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of shares of the Company’s common stock and all potentially dilutive securities, if any. Distributions declared per common share assume each share was issued and outstanding each day during the period or based upon the two-class method, whichever is more dilutive. Nonvested shares of the Company’s restricted common stock give rise to potentially dilutive shares of the Company’s common stock but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during the period.
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
September 30, 2020
(unaudited)
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
September 30, 2020
(unaudited)
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 addresses issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 also enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The guidance in ASU 2020-06 can be applied through a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently assessing the impact of ASU 2020-06 on its consolidated financial statements and related disclosures from the adoption of ASU 2020-06.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). ASU 2020-10 contains improvements to GAAP by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of GAAP. ASU 2020-10 also contains codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. ASU 2020-10 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect a material impact on its consolidated financial statements and related disclosures from the adoption of ASU 2020-10.

3. Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company entered into the Internalization Transaction with SRI, which provided for the internalization of the Company’s external management functions provided by the Former Advisor and its affiliates.
Pursuant to the Contribution & Purchase Agreement between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in SRSH, and the assets and rights necessary to operate the Business in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash consideration and (2) 6,155,613.92 Class B OP Units having the agreed value of $15.23 per Class B OP Unit at the time of the transaction. The Company also purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, investment management and property management business of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Fair Value of Consideration Transferred
The Company accounted for the Internalization Transaction as a business combination under the acquisition method of accounting. Pursuant to the terms of the Internalization Transaction, the following consideration was given in exchange for all of the membership interests in SRSH:

Amount
Cash consideration	$31,249,000

Class B OP Units issued	6,155,613.92
Fair value per Class B OP Unit	$15.23
Fair value of OP Unit Consideration	93,750,000

Promote price	1,000

Accounting value of total consideration	$125,000,000

Assets Acquired and Liabilities Assumed
The Internalization Transaction was accounted for as a business combination under the acquisition method of accounting under ASC 805, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

During the three and nine months ended September 30, 2020, the Company finalized the purchase price allocation of the fair value of consideration transferred (described above) for the Internalization Transaction. The following table summarizes the finalized purchase price allocation as of the date of the Internalization Transaction:

Amount
Assets:
Accounts receivable from affiliates	$3,908,946
Finance lease right-of-use asset	20,925
Other assets	49,919
Property management agreements intangibles(1)	815,000
Operating lease right-of-use asset	1,651,415
Repurchase of Class A Convertible Stock	1,000
Goodwill	125,220,448
Total assets acquired	131,667,653
Liabilities:
Accrued personnel costs	(4,995,313)
Finance lease liability	(20,925)
Operating lease liability	(1,651,415)
Total liabilities assumed	(6,667,653)
Net assets acquired	$125,000,000
______________________________

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

(1)The intangible assets acquired consist of property management agreements that the Company, acting as advisor and property manager through certain subsidiaries, has with affiliates of SRI (the “SRI Property Management Agreements”). The value of the SRI Property Management Agreements was determined based on a discounted cash flow valuation of the projected revenues of the acquired agreements. The SRI Property Management Agreements are subject to an estimated useful life of one year. As of September 30, 2020, the SRI Property Management Agreements were approximately 9% amortized.

Goodwill
In connection with the Internalization Transaction, the Company recorded goodwill of $125.2 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company’s acquired workforce and its ability to generate additional opportunities for revenue and raise additional funds.
Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Internalization Transaction and Mergers occurred in 2019 and had been included in operations as of January 1, 2019. The operations acquired in the Internalization Transaction earned $96.5 million in revenue in 2019, approximately $93.9 million of which was earned from the Company and will be eliminated in the Company’s consolidated financial statements on a post-acquisition basis, and approximately $2.5 million of which was earned providing property management services to nine properties owned by SIP and its affiliates and will be recurring revenue to the Company resulting in an immaterial impact on the Company’s net loss of approximately $0.4 million.
The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenue	$221,430,696	$323,258,776
Net income (loss)(1)(2)	$(94,314,302)	$29,545,827
Net income (loss) attributable to noncontrolling interests	$(4,976,871)	$1,585,124
Net income (loss) attributable to common stockholders(3)	$(89,337,431)	$27,960,703
Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.93)	$0.26
______________________________

(1)The incremental cost of hiring the existing workforce responsible for the Company’s real estate management and operations of $17,906,923 and $17,742,481, was included in pro forma expenses in arriving at the pro forma net income/(loss) for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. The pro forma impact of the Internalization Transaction on the Company’s historical results of operations based on the historical net income of SRI and its affiliates was $19,083,158 for the year ended December 31, 2019.
(2)Contemporaneously with the closing of the Internalization Transaction, the Company hired 634 employees, previously employed by SRI and its affiliates, to operate all of the assets necessary to operate the business of the Company.
(3)Amount is net of net income (loss) attributable to noncontrolling interests and distributions to preferred shareholders.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
4.          Real Estate
Current Period Acquisitions
During the three and nine months ended September 30, 2020, the Company acquired 41 real estate properties, all of which were determined to be asset acquisitions, including 36 real estate properties acquired in the Mergers, two parcels of land for the development of apartment homes and three real estate properties, two of which were acquired through exchanges pursuant to Section 1031 of the Internal Revenue Code.

The following is a summary of real estate properties acquired during the nine months ended September 30, 2020:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Properties	Homes	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below Market Leases	Discount (Premium) on Assumed Liabilities	Total Purchase Price
Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	1	313	$10,574,569	$50,026,284	$1,463,076	$—	$—	$62,063,929
Patina Flats at the Foundry	Loveland, CO	2/11/2020	1	155	2,463,617	41,537,960	1,184,050	(61,845)	—	45,123,782
SIR Merger(1)	Various	3/6/2020	27	7,527	114,377,468	959,337,747	27,027,759	—	1,391,489	1,102,134,463
STAR III Merger(1)	Various	3/6/2020	9	2,639	58,056,275	411,461,858	10,041,373	—	(5,802,045)	473,757,461
Arista at Broomfield	Broomfield, CO	3/13/2020	1	—	7,283,803	1,121,939	—	—	—	8,405,742
VV&M	Dallas, TX	4/21/2020	1	310	8,207,057	51,299,734	1,407,518	—	(945,235)	59,969,074
Flatirons	Broomfield, CO	6/19/2020	1	—	8,574,704	145,898	—	—	—	8,720,602
			41	10,944	$209,537,493	$1,514,931,420	$41,123,776	$(61,845)	$(5,355,791)	$1,760,175,053

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
As of September 30, 2020, the Company owned 69 multifamily properties comprising a total of 21,529 apartment homes and three parcels of land held for the development of apartment homes.
The total acquisition price of the Company’s multifamily real estate portfolio was $3,113,751,097, excluding land held for the development of apartment homes of $35,183,272. As of September 30, 2020 and December 31, 2019, the Company’s portfolio was approximately 95.9% and 94.6% occupied and the average monthly rent was $1,172 and $1,200, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
As of September 30, 2020 and December 31, 2019, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	September 30, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$332,223,332	$2,822,838,232	$1,976,514	$3,157,038,078	$35,183,272	$33,010,463
Less: Accumulated depreciation and amortization	—	(364,616,228)	(1,290,368)	(365,906,596)	—	(584,731)
Net investments in real estate and related lease intangibles	$332,223,332	$2,458,222,004	$686,146	$2,791,131,482	$35,183,272	$32,425,732

	December 31, 2019
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$151,294,208	$1,369,256,465	$—	$1,520,550,673	$5,687,977	$27,285,576
Less: Accumulated depreciation and amortization	—	(277,033,046)	—	(277,033,046)	—	(5,619,814)
Net investments in real estate and related lease intangibles	$151,294,208	$1,092,223,419	$—	$1,243,517,627	$5,687,977	$21,665,762
____________________
(1)    During the year ended December 31, 2019, the Company capitalized $1,630,046 of costs related to the Mergers, included in building and improvements in the accompanying consolidated balance sheets.
Total depreciation and amortization expenses were $47,564,706 and $129,596,268 for the three and nine months ended September 30, 2020, and $18,632,477and $55,430,404 for the three and nine months ended September 30, 2019, respectively.
Depreciation of the Company’s buildings and improvements was $33,055,972 and $89,122,949 for the three and nine months ended September 30, 2020, and $18,631,573 and $55,429,500 for the three and nine months ended September 30, 2019, respectively. Depreciation of the Company’s acquired fixtures and fittings in the Internalization Transaction was $2,490 for each of the three and nine months ended September 30, 2020.
Amortization of the Company’s intangible assets was $14,506,244 and $40,470,829 for the three and nine months ended September 30, 2020 and $0 for the three and nine months ended September 30, 2019, respectively.
Amortization of the Company’s tenant origination and absorption costs was $14,431,485 and $40,392,592 for the three and nine months ended September 30, 2020 and $0 for the three and nine months ended September 30, 2019, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s operating right-of-use-assets was $3,367 and $6,845 for the three and nine months ended September 30, 2020, and $904 for each of the three and nine months ended September 30, 2019, respectively. This represents the amortization of initial indirect costs included in the measurement of the operating right-of-use assets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Amortization of the Company’s SRI Property Management Agreements was $71,392 for each of the three and nine months ended September 30, 2020. This represents the amortization of the SRI property management costs.
Amortization of the Company’s other intangible assets, which consist of below-market leases, was $1,671 and $4,265 for the three and nine months ended September 30, 2020, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 10 years.
Operating Leases
As of September 30, 2020, the Company’s real estate portfolio comprised 21,529 residential apartment homes and was 97.4% leased by a diverse group of residents. For the three and nine months ended September 30, 2020 and 2019, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from 0.25 to 9.6 years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $6,966,388 and $4,351,837 as of September 30, 2020 and December 31, 2019, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of September 30, 2020, and thereafter is as follows:

October 1 through December 31, 2020	$54,250
2021	166,983
2022	244,460
2023	250,196
2024	257,214
Thereafter	731,348
$1,704,451
As of September 30, 2020 and December 31, 2019, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Real Estate Under Development
During the three and nine months ended September 30, 2020, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station	Murfreesboro, TN	5/30/2019	$2,469,183	$15,587,745	$18,056,928
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	1,121,939	8,405,742
Flatirons	Broomfield, CO	6/19/2020	8,574,704	145,898	8,720,602
			$18,327,690	$16,855,582	$35,183,272
Property Disposition
Ansley at Princeton Lakes
On March 6, 2020, in connection with the STAR III Merger, the Company acquired Ansley at Princeton Lakes, a multifamily property located in Atlanta, Georgia, containing 306 apartment homes. The purchase price of Ansley at Princeton Lakes was $51,564,357, including closing costs. On September 30, 2020, the Company sold Ansley at Princeton Lakes for $49,500,000, excluding selling costs of $466,550, resulting in a gain of $1,392,434, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The carrying value of Ansley at Princeton Lakes as of the date of sale was $47,641,016. The purchaser of Ansley at Princeton Lakes is not affiliated with the Company or the Former Advisor.

Terrace Cove Apartment Homes
On August 28, 2014, the Company, through an indirect wholly-owned subsidiary, acquired Terrace Cove Apartment Homes, a multifamily property located in Austin, Texas, containing 304 apartment homes. The purchase price of Terrace Cove Apartment Homes was $23,500,000, exclusive of closing costs. On February 5, 2020, the Company sold Terrace Cove Apartment Homes for $33,875,000, excluding selling costs of $732,529, resulting in a gain of $11,384,599, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The carrying value of Terrace Cove Apartment Homes as of the date of sale was $21,757,872. The purchaser of Terrace Cove Apartment Homes is not affiliated with the Company or the Former Advisor.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
The results of operations for the three and nine months ended September 30, 2020 and 2019, through the dates of sale for all properties disposed of through September 30, 2020 were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$974,222	$2,480,249	$2,713,105	$7,315,557
Other income	72,275	12,652	92,408	44,277
Total revenues	1,046,497	2,492,901	2,805,513	7,359,834
Expenses:
Operating, maintenance and management	333,859	733,746	967,789	2,068,221
Real estate taxes and insurance	340,839	477,627	680,873	1,575,050
Fees to affiliates	42,467	131,162	141,344	373,819
Depreciation and amortization	664,489	708,267	1,908,139	2,541,133
Interest expense	205,927	—	527,516	—
General and administrative expenses	28,306	16,610	44,717	59,156
Impairment of real estate	—	—	1,770,471	—
Total expenses	1,615,887	2,067,412	6,040,849	6,617,379
(Loss) income before other income	(569,390)	425,489	(3,235,336)	742,455
Other income:
Gain on sale of real estate, net	1,392,434	3,329,078	12,777,033	3,329,078
Interest income	39	2,158	113	5,647
Loss on debt extinguishment	(621,451)	—	(621,451)	—
Total other income	771,022	3,331,236	12,155,695	3,334,725
Net (loss) income	$201,632	$3,756,725	$8,920,359	$4,077,180
Real Estate Held for Sale
Montecito Apartments
On March 6, 2020, in connection with the SIR Merger, the Company acquired Montecito Apartments, a multifamily property located in Austin, Texas, containing 268 apartment homes. As of September 30, 2020, Montecito Apartments, a multifamily property located in Austin, Texas, met all the criteria to be classified as held for sale. Montecito Apartments was sold for $34,700,000, excluding selling costs of $395,883, on October 29, 2020 to an unaffiliated buyer, resulting in a gain of $1,699,349. The carrying value of Montecito Apartments as of the date of sale was $32,604,768, See Note 17 (Subsequent Events) for details. The real estate, other assets, mortgage notes and other liabilities related to Montecito Apartments are disclosed separately for the periods presented in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
The results of operations from Montecito Apartments for the three and nine months ended September 30, 2020, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Revenues	$864,329	$1,979,995
Expenses	1,162,943	6,265,169
Total loss	$(298,614)	$(4,285,174)
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
September 30, 2020
(unaudited)
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
Impairment of Real Estate Assets
Ansley at Princeton Lakes and Montecito Apartments
During the three and six months ended June 30, 2020, the Company recorded an impairment charge of $5,039,937 as it was determined that the carrying value of Ansley at Princeton Lakes and Montecito Apartments would not be recoverable. The impairment charge was a result of actively marketing Ansley at Princeton Lakes and Montecito Apartments for sale at disposition prices that were less than their carrying values. In determining the fair value of property, the Company considered Level 3 inputs. See Note 15 (Fair Value Measurement), for further details. Ansley at Princeton Lakes was sold on September 30, 2020 and Montecito Apartments has been classified as a held for sale property and was sold subsequent to September 30, 2020. See Note 17 (Subsequent Events), for further details.

5. Investment in Unconsolidated Joint Venture

On March 6, 2020, upon consummation of the SIR Merger, the Company acquired a 10% interest in BREIT Steadfast MF JV LP (the “Joint Venture”), which consisted of 20 multifamily properties with a total of 4,584 apartment homes. On July 16, 2020 (the “JV Disposition Date”), the Company sold its joint venture interest for $19,278,280. The Company did not exercise significant influence, nor did it control the Joint Venture and had accounted for its former investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions were generally allocated based on the members’ respective equity interests.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
The Company recognized an OTTI on its investment in the Joint Venture of $2,442,411 during the three months ended June 30, 2020. The OTTI was a result of the Company receiving an indication of value in connection with negotiating a sale of the Company’s joint venture interest at a disposition price that was less than the carrying value of the Joint Venture. The OTTI is included in equity in loss from unconsolidated joint venture on the Company’s consolidated statements of operations. In determining the fair value of the Joint Venture, the Company considered Level 3 inputs. See Note 15 (Fair Value Measurement), for details.
As of the JV Disposition Date, the book value of the Company’s investment in the Joint Venture was $18,955,478, which included $8,662,003, primarily consisting of an accounting outside basis difference of $8,067,010, net and capitalized transaction costs of $594,993, net. The accounting outside basis difference represented the difference between the purchase price the Company paid for its investment in the Joint Venture in connection with the SIR Merger and the book value of the Company’s equity in the Joint Venture as of the JV Disposition Date. The capitalized transaction costs relate to acquiring the interest in the Joint Venture through the consummation of the SIR Merger.
During the three and nine months ended September 30, 2020, $58,144 and $490,586 of amortization of the basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations, respectively. The Company recorded the gain on sale of the investment in unconsolidated joint venture of $66,802 in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company received distributions of $0 and $360,700 related to its investment in the Joint Venture, respectively.
Unaudited financial information for the Joint Venture for the periods from March 6, 2020 through the JV Disposition Date, is summarized below:

	For the Period from July 1, 2020 through July 16, 2020	For the Period from March 6, 2020 through July 16, 2020
Revenues	$2,779,246	$23,313,921
Expenses	(3,079,277)	(25,078,993)
Other income	46,341	225,914
Net loss	$(253,690)	$(1,539,158)

Company’s proportional net loss	$(25,369)	$(153,916)
Amortization of outside basis	(58,144)	(490,586)
Impairment of unconsolidated joint venture	—	(2,442,411)
Gain on sale of unconsolidated joint venture	66,802	66,802
Equity in losses of unconsolidated joint venture	$(16,711)	$(3,020,111)

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
6.          Other Assets
As of September 30, 2020 and December 31, 2019, other assets consisted of:

	September 30, 2020	December 31, 2019
Prepaid expenses	$7,354,973	$1,521,084
SRI Property Management Agreements, net	744,628	—
Interest rate cap agreements (Note 14)	16,955	132
Escrow deposits for pending real estate acquisitions	500,000	2,600,300
Other deposits	717,004	1,342,615
Corporate computers, net	58,370	—
Lease right-of-use assets, net (Note 17)(1)	2,404,899	49,184
Other assets	$11,796,829	$5,513,315
____________________

(1) As of September 30, 2020, lease ROU assets, net included finance lease ROU asset, net of $19,905 and operating ROU assets, net of $2,384,994. As of December 31, 2019, lease ROU assets, net included finance lease ROU asset, net of $0 and operating ROU assets, net of $49,184.

Amortization of the Company’s SRI Property Management Agreements for each of the three and nine months ended September 30, 2020 was $71,392.

Amortization of the Company’s initial indirect costs included in the measurement of the operating ROU assets for the three and nine months ended September 30, 2020, was $3,367 and $6,845, respectively. Amortization of the Company’s initial indirect costs included in the measurement of the operating ROU assets for the three and nine months ended September 30, 2019, was $904 and $904, respectively. See Note 16 (Leases) for details.
7.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net, secured by individual properties as of September 30, 2020 and December 31, 2019.

	September 30, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.28%	$109,585,999
Fixed rate	43	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,294,240,476
Mortgage notes payable, gross	47				3.73%	1,403,826,475
Premiums and discounts, net(2)						4,680,952
Deferred financing costs, net(3)						(7,114,551)
Mortgage notes payable, net						$1,401,392,876

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

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
___________
(1)    See Note 14 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.

(2) The following table summarizes debt premiums and discounts as of September 30, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations:

Unamortized Portion of Net Debt Premium (Discount) as of September 30, 2020	Amortization of Debt (Premium) Discount During the Nine Months Ended September 30,	Amortized Net Debt Premium (Discount) as of September 30, 2020
$15,844,866	$(1,297,874)	$14,546,992
(10,179,526)	313,486	(9,866,040)
$5,665,340	$(984,388)	$4,680,952

(3)    Accumulated amortization related to deferred financing costs as of September 30, 2020 and December 31, 2019 was $3,144,973 and $2,215,461, respectively.
Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the development of a multifamily property known as Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of September 30, 2020 and December 31, 2019, the principal outstanding balance on the construction loan was $2,205,999 and $0, respectively, and included within mortgage notes payable, net on the accompanying consolidated balance sheets.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, the Company and the Facility Lender

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as collateral for the three multifamily properties disposed of and released from the MCFA. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. The Company paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Former Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, the Company, through seven indirect wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), entered into a Master Credit Facility Agreement (the “PNC MCFA,”), a fixed rate Multifamily Note and a variable rate Multifamily Note (collectively, the “Notes”) and the other loan documents for the benefit of PNC Bank. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135%. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
Revolving Credit Loan Facility
On June 26, 2020, the Company entered into a revolving credit loan facility (the “Revolver”) with PNC Bank in an amount not to exceed $65,000,000. The Revolver provides for advances (each, a “Revolver Loan” and collectively, the “Revolver Loans”) solely for the purpose of financing costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Revolver has a maturity date of June 26, 2023, subject to extension. Advances made under the Revolver are secured by the Landings of Brentwood, as evidenced by the Loan Agreement, the Credit Facility Notes (the “Notes”), the Deed of Trust and a Guaranty from the Company (the “Guaranty,” together with the Loan Agreement and the Notes, the “Loan Documents”).
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
As of September 30, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	September 30, 2020	December 31, 2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Principal balance on Revolver, gross	—	—
Deferred financing costs, net on MCFA(1)	(3,555,957)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,736,067)	—
Deferred financing costs, net on Revolver(3)	(536,761)	—
Credit facilities, net	$744,648,215	$548,460,230
___________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2020 and December 31, 2019, was $1,179,157 and $832,187, respectively.
(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of September 30, 2020 and December 31, 2019, was $53,152 and $0, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of September 30, 2020 and December 31, 2019, was $52,118 and $0, respectively.

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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2020:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter
Principal payments on outstanding debt (1)	$2,154,303,475	$1,654,287	$8,723,709	$37,047,540	$60,646,440	$58,164,822	$1,988,066,677
______________
(1)    Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At September 30, 2020, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2020, the Company incurred interest expense of $20,628,159 and $54,734,431, respectively. Interest expense for the three and nine months ended September 30, 2020, includes amortization of deferred financing costs totaling $573,078 and $1,382,954, net unrealized loss from the change in fair value of interest rate cap agreements of $29,093 and $56,287, amortization of net loan premiums and discounts of $(431,387) and $(959,827) and costs associated with the refinancing of debt of $0 and $42,881, net of capitalized interest of $313,902 and $576,521, and imputed interest on the finance lease portion of the sublease of $47 and $47, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
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
Interest expense of $6,653,424 and $3,954,686 was payable as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
8.         Stockholders’ Equity
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
On September 3, 2013, the Company issued 13,500 shares of common stock to SRI, the Company’s former sponsor, for $202,500. From inception through March 24, 2016, the date of the termination of the Primary Offering, the Company had

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. Following the termination of the Public Offering, the Company continues to offer shares pursuant to the DRP. On May 4, 2020, the Company amended its registration statement for the DRP to register up to 10,000,000 shares of common stock for sale at an initial price of $15.23.
On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers. As of September 30, 2020, the Company had issued 111,316,079 shares of common stock for offering proceeds of $1,627,876,748, including 7,685,999 shares of common stock issued pursuant to the DRP for total proceeds of $114,984,724, net of offering costs of $84,837,134.
As further discussed in Note 11 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock granted to the Company’s independent directors prior to the Internalization Transaction, vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant. On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or subsequent annual election to the Company’s board of directors. The shares of restricted common stock granted pursuant to the Company’s independent directors’ compensation plan generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the nine months ended September 30, 2020 and year ended December 31, 2019, for the restricted stock issued to the Company’s independent directors were as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Nonvested shares at the beginning of the period	7,497	7,497
Granted shares	6,666	4,998
Vested shares	(4,166)	(4,998)
Nonvested shares at the end of the period	9,997	7,497
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the nine months ended September 30, 2020 and year ended December 31, 2019 was as follows:

Grant Year	Weighted Average Fair Value
2019	$15.84
2020	15.84
Included in general and administrative expenses is $18,309 and $81,692 for the three and nine months ended September 30, 2020, and $11,390 and $39,182 for the three and nine months ended September 30, 2019, respectively, for compensation expense related to the issuance of restricted common stock to the Company’s independent directors. As of September 30, 2020, the compensation expense related to the issuance of the restricted common stock to the Company’s independent directors not yet recognized was $122,074. The weighted average remaining term of the restricted common stock issued to the Company’s independent directors was approximately 1.2 years as of September 30, 2020. As of September 30, 2020, no shares of restricted common stock issued to the independent directors have been forfeited.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Issuance of Restricted Stock Awards to Key Employees
In connection with the Internalization Transaction, on September 1, 2020, certain key employees of the Company were issued restricted stock grants under the terms of the Company’s Amended and Restated 2013 Incentive Plan (the “Incentive Award Plan”), which grants had been approved by the Special Committee and the board of directors. The grants to the key employees of the Company were made pursuant to a restricted stock grant agreement. The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (collectively, the “2020 Restricted Stock Awards”).
The 2020 Restricted Stock Award provides that vesting is subject to the key employee’s continued employment with the Company through each applicable vesting date, except in the event of death or disability, in which case, any unvested portion of the awards will become fully vested. In addition, the Restricted Stock Award provides the key employee with rights as a stockholder in respect of the awards’ vested and unvested shares, including the right to vote and the right to dividends.
In the event of a termination of a key employee’s employment by the Company without cause or by the key employee for good reason within 12 months following a change in control, any unvested portion of the 2020 Restricted Stock Award will become fully vested at the time of such termination, provided that if the 2020 Restricted Stock Award is unvested at the time of a change in control of the Company and are not assumed or substituted for equivalent awards as part of the change in control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the change in control transaction. The fair value of grants issued was approximately $2,850,000. Total compensation expense related to the 2020 Restricted Stock Awards for the three and nine months ended September 30, 2020 was $79,169, and was included in general and administrative costs on the accompanying consolidated statements of operations. As of September 30, 2020, the compensation expense related to the issuance of the restricted common stock to the key employees not yet recognized was $2,770,831. The weighted average remaining term of the restricted common stock issued to the Company’s key employees was approximately 2.4 years as of September 30, 2020. As of September 30, 2020, no shares of restricted common stock issued to the Company’s key employees have been forfeited.
Investment Management Fee and Loan Coordination Fee Paid to Former Advisor in Shares
Following the completion of the Mergers on March 6, 2020 and until the closing of the Internalization Transaction, all pursuant to the Advisory Agreement, the Company paid the Former Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The shares of common stock fully vest and become non-forfeitable upon payment of the monthly investment management fee. The fair value of the vested common stock at the date of issuance, using the most recent publicly disclosed estimated value per share, is recorded in stockholders’ equity in the accompanying consolidated balance sheets. Investment management fees incurred in shares, included in fees to affiliates in the accompanying consolidated statements of operations, were $2,863,215 and $8,367,340, respectively, for the three and nine months ended September 30, 2020. No investment management fees were incurred in shares for the three and nine months ended September 30, 2019.
Following the closing of the Mergers on March 6, 2020 and until the closing of the Internalization Transaction, all pursuant to the Advisory Agreement, the Company paid the Former Advisor a loan coordination fee in shares of the Company’s common stock at the estimated value per share at the time of issuance. The loan coordination fee was payable in shares equals 0.5% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property) or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees incurred in shares and included in fees to affiliates in the accompanying consolidated statements of operations, were $0 and $1,116,700 for the three and nine months ended September 30, 2020. No loan coordination fees were incurred in shares for the three and nine months ended September 30, 2019.
Convertible Stock and Class A Convertible Stock
Prior to completion of the Mergers on March 6, 2020, the Company’s then-outstanding Convertible Stock would have been converted into shares of the Company’s common stock if and when: (A) the Company had made total distributions on the then-outstanding shares of the Company’s common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company listed its common stock for trading on a national securities exchange, or (C) the Company’s then Advisory Agreement was terminated or not

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock would have been repurchased by the Company for $1.00. In general, each share of Convertible Stock would convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
In connection with the Mergers, the Company and the Former Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock would have been converted into shares of the Company’s common stock if (1) the Company had made total distributions of money or other property to its stockholders (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which the Company refers to collectively as the “Class A Distributions,” equal to the original issue price of the Company’s shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company listed its common stock for trading on a national securities exchange or enters into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeded (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2020 and December 31, 2019, no shares of the Company’s preferred stock were issued and outstanding.
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
September 30, 2020
(unaudited)
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
On March 14, 2018, the board of directors of the Company determined to amend the terms of the Company’s share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to the Company’s share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the estimated value per share. Prior to the March 3, 2020 amendments (described below), the share repurchase price was further reduced based on how long the stockholder had held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(2)
2 years	95.0% of the Share Repurchase Price(2)
3 years	97.5% of the Share Repurchase Price(2)
4 years	100% of the Share Repurchase Price(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)
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
The purchase price per share for shares repurchased pursuant to the Company’s share repurchase plan is further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
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
September 30, 2020
(unaudited)
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $2,000,000 limit for any quarter put in place by the Company’s board of directors, which increased to $4,000,000 beginning in the second quarter of 2020. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of September 30, 2020 and December 31, 2019, the Company had recorded $4,000,000 and $797,289, respectively, which represents 281,220 (pursuant to the Amended & Restated SRP) and 53,152 shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the October 31, 2020 and January 31, 2020 repurchase dates.
During the three and nine months ended September 30, 2020, the Company repurchased a total of 282,483 and 484,684 shares with a total repurchase value of $4,000,000 and $6,907,827, and received requests for repurchases of 1,568,908 and 4,382,676 shares with a total repurchase value of $22,215,732 and $62,058,686, respectively.
During the three and nine months ended September 30, 2019, the Company repurchased a total of 135,389 and 410,234 shares with a total repurchase value of $2,000,000 and $6,000,000, and received requests for the repurchase of 55,301 and 851,817 shares with a total repurchase value of $819,634 and $12,443,570, respectively.
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
For the three and nine months ended September 30, 2020, the Company reclassified $0 and $1,383,318, net of $4,000,000 and $6,907,827 of fulfilled repurchase requests, from permanent equity to temporary equity, which was included as redeemable common stock on the accompanying balance sheets. For the three and nine months ended September 30, 2019, the Company reclassified $1,182,360, net pursuant to the share repurchase program from accounts payable and accrued liabilities to temporary equity.
Distributions
The Company’s long-term goal is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Company expects that at times during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by the Former Advisor, in its sole discretion. The Company has not established a limit on the amount of proceeds it may use to fund distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002459 per day for each share of the Company’s common stock during each of the three and nine months ended September 30, 2020, which, if paid over a 366-day period is equivalent to $0.90 per share. During the three and nine months ended September 30, 2019, cash distributions accrued at a rate of $0.002466 per day for each share, which, if paid over a 365-day period, is equivalent to $0.90 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the three and nine months ended September 30, 2020, were $25,490,638 and $65,470,579, including $5,366,210 and $15,865,995, or 352,345 and 1,028,773 shares of common stock, respectively, attributable to the DRP.
Distributions declared for the three and nine months ended September 30, 2019, were $11,860,005 and $35,056,265, including $5,269,020 and $15,899,564, or 332,640 and 1,018,429 shares of common stock, respectively, attributable to the DRP.
As of September 30, 2020 and December 31, 2019, $8,636,666 and $4,021,509 of distributions declared were payable, which included $1,752,986 and $1,744,240, or 115,101 shares and 110,116 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the three and nine months ended September 30, 2020, the Company paid cash distributions of $19,712,608 and $45,742,635, which related to distributions declared for each day in the period from June 1, 2020 through August 31, 2020 and December 1, 2019 through August 31, 2020, respectively. Additionally, for the three and nine months ended September 30, 2020, 352,832 shares and 1,023,791 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $5,373,636 and $15,857,249, respectively. For the three and nine months ended September 30, 2020, the Company paid total distributions of $25,086,244 and $61,599,884, respectively. Included within distributions paid in the accompanying consolidated statements of cash flows is $744,461, which was a payable assumed by the Company in the Mergers and paid during the nine months ended September 30, 2020.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

9.         Noncontrolling Interest
Noncontrolling interests represent operating partnership interests in the Current Operating Partnership of which the Company is the general partner.
Class A-2 Operating Partnership Units
Class A-2 OP Units were issued as part of the consideration to purchase VV&M Apartments. STAR III OP, the Company’s then- indirect subsidiary, agreed to acquire the 310-unit multifamily property located in Dallas, Texas known as VV&M Apartments for an aggregate purchase price of $59,250,000, pursuant to the terms of a Contribution Agreement, dated as of March 20, 2020 (the “Contribution Agreement”), by and among STAR III OP, as Purchaser, and VV&M. On April 21, 2020 (the “VV&M Closing Date”), VV&M contributed the VV&M Apartments to STAR III OP, and STAR III OP issued 948,785 Class A-2 OP Units at an estimated value per unit of $15.23, the fair value determined at the date of transaction, or $14,450,000 in the aggregate, to VV&M, all in accordance with the Contribution Agreement.
On the VV&M Closing Date, STAR III OP and VV&M entered into the Second A&R Partnership Agreement. The Second A&R Partnership Agreement provides for VV&M to request STAR III OP to: (i) repurchase the outstanding Class A-2 OP Units after five years from the Closing Date (the “Put”), or (ii) convert the Class A-2 OP Units into shares of common stock of the Company. STAR III OP has the right to repurchase the Class A-2 OP Units after five years from the VV&M Closing Date and can exercise its option to settle the Put in shares of common stock of the Company. The Class A-2 OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the income or loss on a pro rata basis of the then- three operating partnerships combined. The Company has evaluated the terms of the Second A&R Partnership Agreement and in accordance with ASC 480, determined that the Class A-2 OP Units are properly recognized as permanent equity on the consolidated balance sheets.
On August 28, 2020, STAR III OP merged with and into the Current Operating Partnership and VV&M owns the Class A-2 operating partnership units in the Current Operating Partnership pursuant to the Operating Partnership Agreement on substantially the same terms described above.
Class B Operating Partnership Units
Class B OP Units were issued as part of the Internalization Transaction as discussed in Note 1 (Organization and Business). The Class B OP Units were valued at $15.23 per unit at the time of the transaction. On August 31, 2020, the closing date of the Internalization Transaction, the Company, VV&M, STAR OP and SRI entered into the Operating Partnership Agreement. The Operating Partnership Agreement includes a provision for SRI to request the repurchase of all outstanding Class B OP Units, one year from the Closing Date; however, under the terms of the Contribution Agreement, SRI is precluded from redeeming or transferring the Class B OP Units for two years from the closing date of the Internalization Transaction. The Operating Partnership Agreement also includes a provision for the Company to settle the repurchase request in shares of the Company’s common stock rather than in cash, in its sole discretion as the general partner of the Current Operating Partnership. The Class B OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Current Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis. The Company has evaluated the terms of the Operating Partnership Agreement and in accordance with ASC 480, determined that the Class B OP Units are properly recognized as permanent equity on the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
As of September 30, 2020, noncontrolling interests were approximately 6.46% of total shares and 7.42% of weighted average shares outstanding (both measures assuming Class A-2 OP Units and Class B OP Units were converted to common stock). The following summarizes the activity for noncontrolling interests recorded as equity for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Issuance of Class A-2 OP Units	$—	$14,450,000
Issuance of Class B OP Units	93,750,000	93,750,000
Loss allocated to Class A-2 OP Units	(700,327)	(537,013)
Loss allocated to Class B OP Units	(144,326)	(144,326)
Distributions to Class A-2 OP Units	(214,642)	(377,956)
Distributions to Class B OP Units	(454,100)	(454,100)
Noncontrolling interests	$92,236,605	$106,686,605
10.          Related Party Arrangements
Prior to the Closing, on August 31, 2020, the Former Advisor was the Company’s advisor and, as such, supervised and managed the Company’s day-to-day operations and selected the Company’s real property investments and real estate-related assets, subject to oversight by the Company’s board of directors. The Former Advisor also provided marketing, sales and client services on the Company’s behalf. The Former Advisor was owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns an 86% interest in Steadfast Holdings, the majority owner of SRI. Ms. del Rio, the Company’s then Secretary and affiliated director, owns a 7% interest in Steadfast Holdings. Since 2014, Ms. Neyland, the Company’s President, Chief Financial Officer and Treasurer, earned an annual 5% profit interest from Steadfast Holdings.
Crossroads Capital Multifamily, LLC (“Crossroads Capital Multifamily”), owns a 25% membership interest in SRI. Pursuant to the Third Amended and Restated Operating Agreement of SRI effective as of January 1, 2014, as amended, distributions are allocated to each member of SRI in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily were subordinated to distributions to the other member of SRI, Steadfast Holdings, until Steadfast Holdings had received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
During the eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Closing, the Company and the STAR Operating Partnership operated pursuant to the Advisory Agreement with the Former Advisor which had a one-year term expiring March 6, 2021. Pursuant to the Advisory Agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company was also obligated to reimburse the Former Advisor and its affiliates for organization and offering costs incurred by the Former Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.
Summarized below are the related party transactions incurred by the Company for the three and nine months ended September 30, 2020 and 2019, respectively, and any related amounts payable and (receivable) as of September 30, 2020 and December 31, 2019:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

	Incurred (Received) For the		Incurred (Received) For the		Payable (Receivable) as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Consolidated Statements of Operations:
Expensed
Investment management fees (1)	$5,648,468	$4,190,746	$19,537,998	$12,525,074	$20	$4,120,353
Acquisition expenses (2)	10,270	5,933	11,381	98,594	—	—
Loan coordination fees (1)	—	542,833	1,605,652	542,833	—	600,000
Disposition fees (3)	256,000	310,000	594,750	310,000	—	591,000
Disposition transaction costs (3)	—	3,252	5,144	3,252	—	—
Property management:
Fees (1)	1,618,611	1,276,621	5,484,468	3,756,048	—	418,173
Reimbursement of onsite personnel (4)	4,926,692	3,937,443	17,402,120	11,441,579	—	843,763
Reimbursement of other (1)	1,182,636	907,103	3,958,226	2,424,954	—	50,778
Reimbursement of property operations (4)	42,026	28,519	230,225	78,261	—	11,465
Reimbursement of property G&A (2)	30,480	14,269	114,696	76,101	—	7,000
Other operating expenses (2)	1,134,085	493,915	2,798,549	1,322,066	174,096	463,301
Reimbursement of personnel benefits (5)	470,925	—	470,925	—	4,412	—
Insurance proceeds (6)	—	—	(150,000)	—	—	—
Property insurance (6)	9,214	891,113	2,449,166	1,533,091	—	(542,324)
Rental revenue (8)	(12,133)	(14,745)	(53,162)	(44,235)	—	—
Transition services agreement income (6)	(62,000)	—	(62,000)	—	(62,000)	—
SRI Property management fee income (6)	(71,446)	—	(71,446)	—	(71,446)	—
Other reimbursement income (6)	(38,487)	—	(38,487)	—	(38,487)	—
Reimbursement of onsite personnel income (6)	(218,166)	—	(218,166)	—	(218,166)	—
Consolidated Balance Sheets:
Net assets acquired in internalization transaction (9)	123,236,646	—	123,236,646	—	—	—
Sublease security deposit (10)	85,000	—	85,000	—	—	—
Deferred financing costs (10)	—	3,594	49,050	3,594	—	—
Capitalized to Real Estate
Capitalized development service fee (12)	151,071	—	453,213	—	50,357	50,357
Capitalized investment management fees (12)	78,053	—	257,721	—	6,070	25,811
Capitalized development costs (12)	—	—	3,030	—	—	—
Acquisition expenses (13)	36,470	278,311	426,389	497,023	19,345	—
Acquisition fees (13)	—	—	17,717,639	48,343	—	—
Loan coordination fees (13)	—	—	8,812,071	—	—	—
Construction management:
Fees (14)	153,826	492,218	536,098	953,635	—	43,757
Reimbursement of labor costs (14)	70,238	117,871	236,477	379,176	—	8,525
Additional paid-in capital
Selling commissions	—	—	—	—	21,236	71,287
Distributions (15)	454,378	—	454,378	—	454,100	—
Issuance of Class B OP Units (16)	93,750,000	—	93,750,000	—	—	—
Redemption of convertible stock (16)	1,000	—	1,000	—	—	—
	$232,943,857	$13,478,996	$300,088,751	$35,949,389	$339,537	$6,763,246

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
_____________________
1)Included in fees to affiliates in the accompanying consolidated statements of operations.
2)Included in general and administrative expenses in the accompanying consolidated statements of operations.
3)Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.
4)Included in operating, maintenance and management in the accompanying consolidated statements of operations.
5)Represents reimbursements of employee benefits to SIP (the company who contracted with the insurance carrier, and is responsible for collecting employee benefits from the Company, pursuant to the Transition Services Agreement). The reimbursements include the employee and employer benefit cost portion. The former is collected by the Company via salary deductions and is then remitted to SIP who in turn remits it to the insurance carrier. The latter is included in operating, maintenance and management and general and administrative expenses in the accompanying consolidated statements of operations.
6)Included in other income in the accompanying consolidated statements of operations.
7)Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.
8)Included in rental income in the accompanying consolidated statements of operations.
9)In connection with the Internalization Transaction, the Company became self-managed and acquired the advisory, asset management and property management business of the Former Advisor resulting in the recognition of net assets assumed in the Internalization Transaction of $123,236,646, which consists of goodwill of $125,220,448, other assets of $2,717,634 and accounts payable and accrued liabilities of $4,701,436, all of which are included in the accompanying consolidated balance sheets.
10)Included in other assets in the accompanying consolidated balance sheets.
11)Included in notes payable, net in the accompanying consolidated balance sheets.
12)Included in real estate held for development in the accompanying consolidated balance sheets.
13)Included in total real estate, net in the accompanying consolidated balance sheets.
14)Included in building and improvements in the accompanying consolidated balance sheets.
15)Included in cumulative distributions and net losses in the accompanying consolidated balance sheets.
16)In connection with the Internalization Transaction, in exchange for acquiring the advisory, asset management and property management business of the Former Advisor and its affiliates, the Company paid its former sponsor, total consideration of $124,999,000 which consists of $31,249,000 in cash consideration, 6,155,613.92 of Class B OP Units valued at $15.23 per unit or $93,750,000. The Class B OP Units are included within noncontrolling interests in the accompanying consolidated balance sheets. In addition, the Company purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000.
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers and until the Closing, the Company paid the Former Advisor a monthly investment management fee, which is calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees of $4,328,191 and $8,367,340 pertaining to the 50% payable in shares of the Company common stock were paid for the three and nine months ended September 30, 2020.
Following the Closing, investment management fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Acquisition Fees and Expenses
Prior to the completion of the Mergers, the Company paid the Former Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value enhancement) of any real property or real estate-related asset acquired. In addition to acquisition fees, the Company reimbursed the Former Advisor for amounts directly incurred by the Former Advisor and amounts the Former Advisor paid to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquired the property or the real estate-related assets. Following the completion of the Mergers and until the Closing, the Company paid the Former Advisor an acquisition fee of 0.5%, which was calculated on the same basis as above. In connection with the Mergers, the Company paid the Former Advisor an acquisition fee of $16,281,487, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
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
Following the Closing, acquisition fees and expenses paid by the Company are intercompany transactions and are eliminated on consolidation.
Loan Coordination Fee
Prior to the completion of the Mergers, the Company paid the Former Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company paid the Former Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, the Company and the Former Advisor agreed to a loan coordination fee of $100,000 per loan refinanced.
Following the completion of the Mergers and until the Closing, the Company paid the Former Advisor or one of its affiliates, in cash, the loan coordination fee equal to 0.5% of (1) the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of any type of real estate asset or real estate-related asset acquired directly or (2) the Company’s allocable portion of the purchase price and therefore the related debt in connection with the acquisition or origination of any type of real estate asset or real estate-related asset acquired through a joint venture. In connection with the Mergers, the Company paid the Former Advisor a loan coordination fee of $7,910,205, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also paid the Former Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees of $0 and $1,116,700 were paid in shares of the Company common stock for the three and nine months ended September 30, 2020.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Following the Closing, loan coordination fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Property Management Fees and Expenses
Prior to the Closing, the Company was party to property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of SRI (the “Former Property Manager”), in connection with the management of each of the Company’s properties. Pursuant to each Property Management Agreement, the Company paid the Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective Property Management Agreements) for each month, as determined by the Former Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement had an initial one-year term and continued thereafter on a month-to-month basis unless either party gives 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company could terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Former Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Former Property Manager.
In addition to the property management fee, the Property Management Agreements also specified certain other reimbursements payable to the Former Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures supervision. The Company also reimbursed the Former Property Manager for the salaries and related benefits of on-site property management employees.
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager. Following the Closing, property management fees (“Internal Property Management Fees”) paid by the Company are intercompany transactions and are eliminated in consolidation.
Construction Management Fees and Expenses
Prior to Closing, the Company was party to construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of SRI (the “Former Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquires. The construction management fee payable with respect to each property under the Construction Management Agreements ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager had planning and oversight authority. Generally, each Construction Management Agreement could have been be terminated by either party with 30 days’ prior written notice to the other party. Construction management fees were capitalized to the respective real estate properties in the period in which they were incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimbursed the Former Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
In connection with the Internalization Transaction, the Company terminated its existing Construction Management Agreements with the Former Construction Manager.
Development Services
The Company is a party to a development services agreement (the “Development Services Agreement”) with Steadfast Multifamily Development, Inc., an affiliate of SRI (the “Developer”), in connection with certain development projects, pursuant to which the Developer receives a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Garrison Station, the Arista at Broomfield and the Flatirons development projects that provided for a development fee equal to 4% of the hard and soft costs of the development project (as defined in the applicable Development Services Agreement) as specified in the Development Services Agreement. 75% of the development fee is paid in 14 monthly installments and the remaining 25% is paid upon delivery of a certificate of occupancy by the Developer to the Company.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Property Insurance
The Company deposited amounts with an affiliate of SRI, the Company’s former sponsor, to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities of the Company’s former sponsor. Upon filing a major claim, proceeds from the insurance deductible account could be used by the Company or another affiliate of SRI. In addition, the Company deposited amounts with an affiliate of the Company’s former sponsor to cover the cost of property and property related insurance across certain properties of the Company.
Other Operating Expense Reimbursement
In addition to the various fees paid to the Former Advisor, the Company was obligated to pay directly or reimburse all expenses incurred by the Former Advisor in providing services to the Company, including the Company’s allocable share of the Former Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. The Company was not to reimburse the Former Advisor for employee costs in connection with services for which the Former Advisor or its affiliates received acquisition fees or disposition fees or for the salaries the Former Advisor paid to the Company’s executive officers.
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company was to reimburse the Former Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Former Advisor; provided, however, that the Company did not reimburse the Former Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. The Former Advisor was obligated to reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceeded the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Former Advisor overhead, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of September 30, 2020, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
Prior to the completion of the Mergers, if the Former Advisor or its affiliates provided a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company paid the Former Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. Following the completion of the Mergers and until the Closing, the disposition fee payable to the Former Advisor was one-half of the brokerage commissions paid, but in no event to exceed 0.5% of the sales price of each property or real estate-related asset sold.
To the extent the disposition fee was paid upon the sale of any assets other than real property, it was included as an operating expense for purposes of the 2%/25% Limitation.
Following the Closing, disposition fees paid by the Company are intercompany transactions and are eliminated in consolidation.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Selling Commissions and Dealer Manager Fees
The Company entered into a Dealer Manager Agreement with Stira Capital Markets Group, LLC, an affiliate of SRI (the “Dealer Manager”), in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission is paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commissions or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of September 30, 2020 and December 31, 2019, expects to pay trailing selling commissions of $21,236 and $71,287, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
Class A Convertible Stock
In connection with the Mergers, the Company and the Former Advisor exchanged the then outstanding Convertible Stock for the new Class A Convertible Stock. The Class A Convertible Stock would convert into shares of the Company’s common stock if (1) the Company had made total Class A Distributions equal to the original issue price of the Common Equity, plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company listed its common stock for trading on a national securities exchange or entered into a merger whereby holders of the Company’s common stock received listed securities of another issuer or (3) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the Class A Enterprise Value plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event. In connection with the Internalization Transaction, the Company repurchased the Class A Convertible Stock for $1,000. See Note 8 (Stockholders’ Equity) for details.
Ancillary Internalization Transaction Agreements
Transition Services Agreement
As a condition to Closing, on August 31, 2020, the Company and SIP entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, commencing on August 31, 2020 until March 31, 2021, unless earlier terminated pursuant to the Transition Services Agreement or extended by mutual consent, SIP will continue to provide certain operational and administrative support at cost plus 15% to the Company, which may include support relating to, without limitation, shared legal, and tax support as set forth in the Transition Services Agreement. Similarly, the Company agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.
SRI Property Management Agreements
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager, an affiliate of SRI. On August 31, 2020, SRS, entered into the SRI Property Management Agreement with an affiliate of SRI to provide property management services in connection with certain properties owned by SIP or its affiliates. Pursuant to each SRI Property Management Agreement, SRS will receive a monthly management

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
fee equal to 2.0% of each property’s gross collections for such month. Each SRI Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the owner of the property terminates the SRI Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the SRI Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach. As of September 30, 2020, the Company recognized the SRI Property Management Agreements asset, net of $744,628 within other assets on the accompanying consolidate balance sheets.
Registration Rights Agreement
As a condition to the Closing, on August 31, 2020, the Company, the Current Operating Partnership and SRI entered into a registration rights agreement (the “Registration Rights Agreement”). Upon the terms and conditions in the Operating Partnership Agreement, the Class B OP Units are redeemable for shares of the Company’s common stock. Pursuant to the Registration Rights Agreement, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022 (the “Lock-Up Expiration”). Beginning on the fifth anniversary of the Closing, SRI (or any successor holder) may request the Company to register for resale under the Securities Act of 1933, as amended, shares of the Company’s common stock issued or issuable to such holder. The Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. The Company will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants SRI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.
Non-Competition Agreement
As a condition to the Closing, on August 31, 2020, the Company entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Rodney F. Emery, the majority indirect owner of SRI and the Company’s Chairman and Chief Executive Officer, providing that from the date of the Closing until the date that is 30 months from August 31, 2020 (the “Restricted Period”), in general, Mr. Emery shall not, directly or indirectly, (i) solicit certain employees or service providers of the Company, subject to certain exceptions, or (ii) solicit certain customers, vendors, suppliers, agents, partners or other similar parties with the purpose of causing such parties or their affiliates to cease doing business with the Company or otherwise interfere with the Company’s business relationships with third parties.
During the Restricted Period, Mr. Emery, subject to limited exceptions provided in the Non-Competition Agreement, in general (i) shall not, and shall cause his respective affiliates not to, engage in the business of managing, operating, directing and supervising the operations and administration of multifamily assets of the class and type owned by the Company as of August 31, 2020 (the “Assets”) (such business activities described in this subsection (i) being the “Restricted Business”), (ii) shall, consistent with past practice, present each opportunity and investment fully and accurately to the Company’s board of directors prior to his or his affiliates acquisition of any Assets and only make such investment on behalf of himself or his affiliates if the Company’s board of directors declines the opportunity; and (iii) shall not engage with or otherwise acquire an interest in, directly or indirectly, any business or enterprise that primarily engage in the Restricted Business in an area within a two-mile radius of each Asset owned or managed by the Company as of the Closing.
Further, each of SRS, the Company and the Current Operating Partnership agreed that, in general, during the Restricted Period, each will not solicit any employee of SRI or its affiliates or attempt to assist any such employee to enter into any other consulting or business relationship with SRS, the Company and the Current Operating Partnership, subject to certain limitations.
Sub-Lease
In connection with the Internalization Transaction, SRS, an indirect subsidiary of the Company, entered into a sub-lease agreement (the “Sub-Lease”) with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain fixtures and fittings, that will become the property of SRS at the end of the lease term. As of September 30, 2020, the Sub-Lease has a remaining lease term of 20 months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the the Sub-Lease. As of September 30, 2020, as it pertains to the Sub-Lease of the office space, the Company recorded an operating lease ROU asset, net of

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
$1,570,472 and an operating lease liability, net of $1,572,283. As of September 30, 2020, as it pertains to the Sub-Lease of the fixtures and fittings, the Company recognized a finance lease ROU asset, net of $19,905 and a finance lease liability, net of $19,952. For three and nine months ended September 30, 2020, the Sub-Lease expense related to the office space and the fixtures and fittings were $80,517 and $47, respectively. See Note 16 (Leases) for further details about the Company’s leases.
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with its affiliates is subject to an inherent conflict of interest. The board of directors may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and the Company’s affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between the Company and the related party is fair and reasonable to the Company and has terms and conditions no less favorable to the Company than those available from unaffiliated third parties. For a detailed list of the various restrictions in the Company’s charter, see the Company’s 2019 Annual Report on Form 10-K filed on March 12, 2020.
11.          Incentive Award Plan and Independent Director Compensation
The Company’s Incentive Award Plan provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards.
Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock.
On March 6, 2020, the Company granted 3,333 shares of restricted common stock pursuant to the independent directors’ compensation plan to each of its two newly elected independent directors. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or subsequent annual election to the Company’s board of directors. These shares generally vest in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The Company recorded stock-based compensation expense of $18,309 and $81,692 for the three and nine months ended September 30, 2020 and $11,390 and $39,182 for the three and nine months ended September 30, 2019, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, prior to September 15, 2020, the Company paid each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson receives an additional $10,000 annual retainer, prorated for any partial term). The independent directors were also paid for attending meetings as follows: (i) $2,500

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the special committee, the independent directors received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. The chairman of the special committee also received a $60,000 retainer and the other special committee members received a $50,000 retainer. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors.
Beginning September 15, 2020, the effective date of the amendment to the independent directors’ compensation plan, the Company pays each of its independent directors an annual retainer of $75,000 in cash and $75,000 in stock, prorated for any partial term (the audit committee chairperson receives an additional $15,000 annual retainer, the compensation committee chairperson receives an additional $10,000 annual retainer, the investment committee chairperson receives an additional $10,000 annual retainer, the nominating and corporate governance committee chairperson receives an additional $10,000 annual retainer, and the lead independent director receives an additional $25,000 annual retainer, prorated for any partial term). The independent directors are also paid $2,000 for each in-person or telephonic committee meeting attended (not to exceed $4,000 for any one set of meetings attended on any given day). Further, directors may elect to receive any cash fees in fully-vested shares of common stock of the Company.
Director compensation is an operating expense of the Company that, prior to the Closing, was subject to the operating expense reimbursement obligation of the Former Advisor discussed in Note 10 (Related Party Arrangements). The Company recorded an operating expense of $228,750 and $765,750 for the three and nine months ended September 30, 2020, and $94,750 and $346,750 for the three and nine months ended September 30, 2019, related to the independent directors’ annual cash retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2020 and December 31, 2019, $228,750 and $61,750, respectively, related to the independent directors’ annual retainer paid in cash and board and committee meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
In connection with the Internalization Transaction, on September 1, 2020, certain key employees of the Company were issued restricted stock grants under the terms of the Incentive Award Plan, which grants had been approved by the Special Committee and the board of directors. The grants to the key employees of the Company were made pursuant to a restricted stock grant agreement. See Note 8 (Stockholders’ Equity) for further details.
12.          Commitments and Contingencies
Economic Dependency
Prior to the Closing, the Company was dependent on the Former Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, asset management and property management business of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. The Company’s own employees now provide the services that the Former Advisor provided, as described above.
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
September 30, 2020
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

13.          Earnings Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(36,913,412)	$(10,389,806)	$(99,819,162)	$(34,742,088)
Less:
Distributions related to unvested restricted stockholders(1)	(16,066)	(841)	(20,840)	(2,523)
Numerator for loss per common share — basic	$(36,929,478)	$(10,390,647)	$(99,840,002)	$(34,744,611)
Weighted average common shares outstanding — basic and diluted(2)	109,663,583	52,279,878	95,714,116	52,096,357
Loss per common share — basic and diluted	$(0.34)	$(0.20)	$(1.04)	$(0.67)
_____________________
(1)    Unvested restricted stockholders that have a right to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted EPS under the two-class method.
(2)    The Company excluded all unvested restricted common shares outstanding issued to the Company’s independent directors, certain key employees, the Class A-2 OP Units and the Class B OP Units from the calculation of diluted loss per common share as the effect would have been antidilutive.
14.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2020 and December 31, 2019:

September 30, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	12/1/2020 - 7/1/2023	One-Month LIBOR	13	$543,703,350	0.15%	3.27%	$16,955

December 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 8/1/2021	One-Month LIBOR	9	$343,017,350	1.76%	3.45%	$132
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2020, resulted in an unrealized loss of $29,093 and $56,287, respectively, and for the three and nine months ended September 30, 2019, resulted in an unrealized loss of $24,144 and $223,867, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2020 and 2019, the Company acquired interest rate cap agreements of $20,000 and $67,000 and $18,000 and $18,000, respectively, and did not receive settlement proceeds. The Company also acquired interest cap agreements of $6,110 during the nine months ended September 30, 2020, in connections with the Mergers. The fair value of the interest rate cap agreements of $16,955 and $132 as of September 30, 2020 and December 31, 2019, respectively, is included in other assets on the accompanying consolidated balance sheets.
15.          Fair Value Measurement
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$16,955	$—

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$132	$—
The following table reflects the Company’s assets required to be measured at fair value on a nonrecurring basis on the consolidated balance sheets:

	September 30, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Nonrecurring Basis:
Assets:
Impaired real estate(2)	$—	$—	$32,425,732

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
___________
(1)See Note 14 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2)During the fiscal quarter June 30, 2020, the Company impaired real estate assets that have been actively marketed for sale at a disposition price that is less than their carrying value. The valuation technique used for the fair value of all impaired real estate assets was the expected net sales proceeds. The Company determined that the valuation fall under Level 3 of the fair value hierarchy. The carrying value of impaired real estate assets may be subsequently increased or decreased after the measurement date due to capital improvements, depreciation, or sale. During the three months ended June 30, 2020, the Company recorded impairment charges of $5,039,937, of which $1,770,471 pertained Ansley on Princeton Lakes, that was sold on September 30, 2020. See Note 4 (Real Estate) for details.
The remaining impairment charge that was recorded during the fiscal quarter June 30, 2020 of $3,269,466 pertained to Montecito Apartments, which is treated as real estate held for sale on the accompanying consolidated balance sheets as of September 30, 2020. Montecito Apartments was sold subsequent to September 30, 2020. See Note 17 (Subsequent Events). No impairment charges were recorded during the three months ended September 30, 2020 or during the three and nine months ended September 30, 2019.
16.          Leases
Lessee
The Company leases office space, a parking garage, furniture, fixtures and office equipment. The Company has lease agreements with lease and non-lease components, which are generally accounted for separate from each other. A limited number of leases include options to renew or options to extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of lease ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

		Three Months Ended September 30,
Lease Cost	Classification	2020	2019
Operating Lease cost(1)	Operating, maintenance and management	$11,340	$1,462
Operating Lease cost(1)	General and administrative	80,516	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,020	—
Accretion of lease liabilities	Interest expense	47	—
Total lease cost		$92,923	$1,462

		Nine Months Ended September 30,
Lease Cost	Classification	2020	2019
Operating Lease cost(1)	Operating, maintenance and management	$27,867	$1,528
Operating Lease cost(1)	General and administrative	80,516	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,020	—
Accretion of lease liabilities	Interest expense	47	—
Total lease cost		$109,450	$1,528

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)
Operating leases	3.5	3.6
Finance leases	1.7	0.0
Weighted average discount rate
Operating Leases	3.2%	4.0%
Finance Leases	2.9%	—%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$213,698	$52,652
Operating cash outflows related to finance leases	$1,020	$—
Financing cash outflows related to finance leases	$—	$—

Operating Leases
The following table sets forth as of September 30, 2020, the undiscounted cash flows of the Company’s scheduled lease obligations for future minimum payments for the three months ending December 31, 2020 and for each of the next four years ending December 31, and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the Company’s accompanying consolidated balance sheets:

Year	Amount
Remainder of 2020	$289,793
2021	1,172,439
2022	611,239
2023	188,990
2024	122,026
Thereafter	361,416
Total undiscounted operating lease payments	$2,745,903
Less: interest	(398,303)
Present value of operating lease liabilities	$2,347,600

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Finance Leases
The following table sets forth as of September 30, 2020, the undiscounted cash flows of the Company’s scheduled obligations for future minimum payments for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
Remainder of 2020	$3,065
2021	12,240
2022	5,100
2023	—
2024	—
Thereafter	—
Total undiscounted finance lease payments	$20,405
Less: interest	(453)
Present value of finance lease liabilities	$19,952
17.          Subsequent Events
Distributions Paid
On October 1, 2020, the Company paid distributions of $8,112,574, which related to distributions declared for each day in the period from September 1, 2020 through September 30, 2020 and consisted of cash distributions paid in the amount of $6,359,588 and $1,752,986 in shares issued pursuant to the DRP.
On November 2, 2020, the Company paid distributions of $8,391,000, which related to distributions declared for each day in the period from October 1, 2020 through October 31, 2020 and consisted of cash distributions paid in the amount of $6,579,899 and $1,811,101 in shares issued pursuant to the DRP.
Shares Repurchased
On October 30, 2020, the Company repurchased 281,220 shares of its common stock for a total repurchase value of $4,000,000, or $14.22 per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On October 14, 2020, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on November 1, 2020 and ending on November 31, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for each record date in November 2020 will be paid in December 2020. The distributions will be payable to stockholders from legally available funds therefor.
On November 5, 2020, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on December 1, 2020 and ending on December 31, 2020. The distributions will be equal to $0.002459 per share of the Company’s common stock per day. The distributions for each record date in December 2020 will be paid in January 2021. The distributions will be payable to stockholders from legally available funds therefor.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)
Sale of Montecito Apartments
On March 6, 2020, in connection with the SIR Merger, the Company acquired Montecito Apartments, a multifamily property located in Austin, Texas, containing 268 apartment homes. The purchase price of Montecito Apartments was $36,461,172. On October 29, 2020, the Company sold Montecito Apartments for $34,700,000, excluding selling costs of $395,883, resulting in a gain of $1,699,349, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The carrying value of Montecito Apartments as of the date of sale was $32,604,768. The purchaser of Montecito Apartments is not affiliated with the Company or its affiliates.
Purchases and Sale Agreement
On October 20, 2020, the Company entered into a Purchase and Sale Agreement to acquire Los Robles (the “Los Robles Property”) located in San Antonio, Texas, for a purchase price of $51,500,000, exclusive of closing costs. The Company intends to finance the acquisition of the Los Robles Property with cash proceeds from the disposition of Montecito Apartments in a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. The Los Robles Property contains 306 apartment homes consisting of 186 one-bedroom apartments and 120 two-bedroom apartments that average 909 square feet. The Company expects to complete the acquisition of the Los Robles Property on November 19, 2020.

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
•our ability to retain our key employees;
•our ability to generate sufficient cash flows to pay distributions to our stockholders;
•the Internalization Transaction (defined below) may not be financially beneficial to us and our stockholders and our net income and funds from operations may decrease as a result of the Internalization Transaction;
•legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);
•the availability of capital;
•changes in interest rates;
•changes to generally accepted accounting principles, or GAAP; and
•the Internalization Transaction may not be accretive to our stockholders.

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
All forward looking statements included herein should be read in connection with the risks identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2020, and subsequent quarterly reports.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of September 30, 2020, we owned and managed a diverse portfolio of 69 multifamily properties comprising a total of 21,529 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the quarter ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. We did not offer residents a payment plan during July 2020 due to the reduced demand in May and June 2020. In the aggregate, approximately $1.7 million in rent was subject to the COVID-19 Payment Plan, with $321,357 still due as of September 30, 2020.
During the quarter ended September 30, 2020, we initiated a debt forgiveness program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments, which we refer to as the “Debt Forgiveness Program”. Pursuant to the Debt Forgiveness Program, we are offering qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. In the aggregate, $263,044 of rent was written off as of September 30, 2020. As of September 30, 2020, approximately 52 of 169 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During July, August and September 2020, we collected 95%, 96% and 96% in rent due pursuant to our leases. We collected 96% in rent due pursuant to our leases during October 2020. We have reserved approximately $1,860,000 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown. At this time the government has not extended additional financial relief to individuals and businesses impacted by COVID-19.
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

PART I — FINANCIAL INFORMATION (continued)

Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. On May 4, 2020, we registered up to 10,000,000 shares of common stock for sale pursuant to our DRP at an initial price of $15.23. As of September 30, 2020, we had sold 111,316,079 shares of common stock for gross offering proceeds of $1,712,713,882, including 7,685,999 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $114,984,724.
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
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, Steadfast Income REIT, Inc., or SIR, Steadfast Apartment REIT Operating Partnership, L.P., our wholly-owned subsidiary, or STAR Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, or the SIR OP, and SI Subsidiary, LLC, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, Steadfast Apartment REIT III, Inc., or STAR III, STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, or the STAR III OP, and SIII Subsidiary, LLC, or STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
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
Pre-Internalization Operating Partnerships Merger
On August 28, 2020, pursuant to an Agreement and Plan of Merger, STAR Operating Partnership merged with and into the SIR OP, or the SIR OP/STAR OP Merger. The SIR OP/STAR OP Merger is treated for U.S. federal income tax purposes as a tax-deferred contribution by us of all of the assets and liabilities of STAR Operating Partnership to SIR OP under Section 721(a) of the Internal Revenue Code.
Immediately following the consummation of the SIR OP/STAR OP Merger, on August 28, 2020, pursuant to an Agreement and Plan of Merger, STAR III OP merged with and into SIR OP, or the Operating Partnership Merger, and together with the SIR OP/STAR OP Merger, the Operating Partnership Mergers, with SIR OP being the “resulting partnership” and STAR III OP terminating.

PART I — FINANCIAL INFORMATION (continued)

On August 28, 2020, SIR OP changed its name to “Steadfast Apartment REIT Operating Partnership, L.P.”, which is referred to herein as the “Current Operating Partnership”. In addition, on August 28, 2020, prior to completion of the Operating Partnership Mergers, we acquired STAR III Merger Sub. On August 28, 2020, SIR Merger Sub, as the initial general partner of the Current Operating Partnership, transferred all of its general partnership interests to us, and we were admitted as a substitute general partner of the Current Operating Partnership.
On August 28, 2020, we, Steadfast Income Advisor, LLC, the initial limited partner of the Current Operating Partnership, or SIR Advisor, Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Current Operating Partnership, or STAR III Advisor, Wellington VVM LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership, or Wellington, and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership, or Copans, and together with Wellington, “VV&M”, entered into a Second Amended and Restated Agreement of Limited Partnership, or the Second A&R Partnership Agreement, in order to, among other things, reflect the consummation of the Operating Partnership Mergers.
The purpose of the pre-internalization Operating Partnership Mergers was to simplify our corporate structure so that we had a single operating partnership that was a direct subsidiary of ours.
Internalization Transaction
On August 31, 2020, we and the Current Operating Partnership entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with Steadfast REIT Investments, LLC, our former sponsor, or SRI, which provided for the internalization of our external management functions provided by Steadfast Apartment Advisor, LLC, our former external advisor, which we refer to as our “Former Advisor”, and its affiliates. Prior to the closing of the Internalization Transaction, which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined herein) on August 31, 2020, or the Closing, Steadfast Investment Properties, Inc., a California corporation, or SIP, Steadfast REIT Services, Inc., a California corporation, or REIT Services, and their respective affiliates owned and operated all of the assets necessary to operate our business and and the business of our subsidiaries, or the Business, and employed all the employees necessary to operate the Business.

Pursuant to a Contribution and Purchase Agreement, or the Contribution & Purchase Agreement, between us, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company, or SRSH, and the assets and rights necessary to operate the Business in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, or the Contribution Value, which was paid as follows: (1) $31,249,000 in cash, or the Cash Consideration, and (2) 6,155,613.92 Class B units of limited partnership interests in the Current Operating Partnership, or the Class B OP Units, having the agreed value set forth in the Contribution & Purchase Agreement, or the OP Unit Consideration. In addition, we purchased all of our Class A convertible shares held by the Former Advisor for $1,000, or the Purchase Price. As a result of the Internalization Transaction, we became self-managed and acquired the advisory, asset management and property management business of the Former Advisor and its affiliates by hiring the employees, who comprise the workforce necessary for our management and day-to-day real estate and accounting operations and the Current Operating Partnership. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on September 3, 2020. See also Note 3 (Internalization Transaction) to our condensed consolidated unaudited financial statements in this quarterly report.
The Former Advisor
Prior to the Internalization Transaction, our business was externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between us and the Former Advisor, as may be amended, the “Advisory Agreement”. On August 31, 2020, prior to the Closing, we, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, the Former Advisor and the Company entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 will be paid in cash to the Former Advisor by the Current Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, assumed the rights and obligations of the Advisory Agreement from the Former Advisor. The current term of the Advisory Agreement expires on March 6, 2021, and is subject to annual renewal by the Company’s board of directors.
The Current Operating Partnership
Substantially all of our business is conducted through the Current Operating Partnership. We are the sole general partner of the Current Operating Partnership. As a condition to the Closing, on August 31, 2020, we, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited

PART I — FINANCIAL INFORMATION (continued)

Partnership of the Operating Partnership, or the Third A&R Partnership Agreement referred to herein as the “Operating Partnership Agreement”, to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
The Operating Partnership Agreement provides that the Current Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Current Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Current Operating Partnership being taxed as a corporation, rather than as a disregarded entity. In addition to the administrative and operating costs and expenses incurred by the Current Operating Partnership in acquiring and operating our investments, the Current Operating Partnership will pay all of our administrative costs and expenses, and such expenses will be treated as expenses of the Current Operating Partnership.
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
Market Outlook
The global COVID-19 pandemic and resulting shut down of large components of the U.S. economy created significant uncertainty and enhanced investment risk across many asset classes, including real estate. We expect that the disruptions in the U.S. economy as a result of COVID-19 will have an adverse impact on our results of operations for the remainder of 2020 as we expect to experience lower occupancies and higher default rates. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing, the reimposition of “shelter in place” orders and the continuation in the spike of COVID-19 cases. It was recently announced that the U.S. economy contracted at an annualized rate of 4.8% and 31.4% in the first and second quarters of 2020, respectively, the steepest contraction since the last recession. Although the increase in unemployment has slowed, there is still concern of a potential “second wave” of the pandemic. There is no assurance as to when and to what extent the U.S. economy will return to normalized growth.
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
Our Real Estate Portfolio
As of September 30, 2020, we owned the 69 multifamily apartment communities and three parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	97.7%	96.0%	$1,078	$1,120
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	95.4%	94.1%	958	992
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	96.7%	96.0%	1,327	1,344

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	$49,000,000	$40,643,954	93.2%	92.4%	$1,063	$1,076
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,518,663	96.4%	94.8%	1,412	1,424
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	90.6%	91.7%	1,120	1,220
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	97.2%	91.6%	1,197	1,192
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	92.1%	96.8%	795	905
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,853,826	96.8%	95.0%	1,125	1,144
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,592,550	96.2%	97.1%	1,143	1,145
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,262,431	96.7%	96.7%	1,088	1,100
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,698,549	95.8%	92.8%	1,019	1,012
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	95.7%	96.1%	1,174	1,221
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	96.4%	95.0%	1,189	1,257
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	94.4%	92.7%	896	923
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	95.6%	95.3%	1,046	1,011
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,845,806	98.1%	95.8%	1,472	1,486
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,608,361	95.2%	94.4%	1,407	1,392
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,886,748	93.8%	95.8%	1,500	1,507
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,272,454	95.5%	96.3%	1,332	1,344
21	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,426,174	95.3%	94.7%	1,019	1,016
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,916,862	96.5%	96.8%	1,714	1,716
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	41,946,026	94.9%	90.1%	1,422	1,364
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	94.6%	93.3%	1,298	1,373
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,623,874	95.0%	94.4%	1,063	1,068
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,041,668	96.8%	93.7%	1,399	1,396
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,366,524	96.1%	95.2%	1,254	1,196
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	94.0%	96.3%	1,211	1,219
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.5%	96.8%	1,243	1,262
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	96.4%	93.6%	1,055	1,061
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	95.8%	96.4%	1,514	1,492
32	Garrison Station (Victory)(5)	Murfreesboro, TN	5/30/2019	—	18,056,928	2,205,999	—%	—%	—	—

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	$62,063,929	$35,710,580	94.6%	—%	$1,421	$—
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	94.8%	—%	1,281	—
35	Arista at Broomfield(6)	Broomfield, CO	3/13/2020	—	8,405,742	—	—%	—%	—	—
36	VV&M Apartments	Dallas, TX	4/21/2020	310	59,969,074	45,404,651	94.8%	—%	1,407	—
37	Flatirons Apartments(7)	Broomfield, CO	6/19/2020	—	8,720,602	—	—%	—%	—	—
38	Clarion Park Apartments(8)	Olathe, KS	3/6/2020	220	21,121,795	12,705,549	94.5%	—%	862	—
39	Spring Creek Apartments(8)	Edmond, OK	3/6/2020	252	28,186,894	17,220,609	97.2%	—%	880	—
40	Montclair Parc Apartment Homes(8)	Oklahoma City, OK	3/6/2020	360	40,352,125	(9)	96.7%	—%	896	—
41	Hilliard Park Apartments(8)	Columbus, OH	3/6/2020	201	28,599,225	11,934,452	97.5%	—%	1,111	—
42	Sycamore Terrace Apartments(8)	Terre Haute, IN	3/6/2020	250	34,419,259	23,010,804	97.2%	—%	1,145	—
43	Hilliard Summit Apartments(8)	Columbus, OH	3/6/2020	208	31,087,442	14,428,604	99.0%	—%	1,247	—
44	Forty 57 Apartments(8)	Lexington, KY	3/6/2020	436	63,030,831	34,119,045	97.2%	—%	950	—
45	Riverford Crossing Apartments(8)	Frankfort, KY	3/6/2020	300	38,139,145	19,469,520	98.0%	—%	1,008	—
46	Montecito Apartments(8)	Austin, TX	3/6/2020	268	36,461,172	19,334,554	94.4%	—%	1,027	—
47	Hilliard Grand Apartments(8)	Dublin, OH	3/6/2020	314	50,549,232	23,965,234	94.3%	—%	1,233	—
48	Deep Deuce at Bricktown(8)	Oklahoma City, OK	3/6/2020	294	52,519,973	33,462,011	94.6%	—%	1,248	—
49	Retreat at Quail North(8)	Oklahoma City, OK	3/6/2020	240	31,945,162	13,578,192	94.6%	—%	1,005	—
50	Tapestry Park Apartments(8)	Birmingham, AL	3/6/2020	354	68,840,769	48,694,633	97.5%	—%	1,379	—
51	BriceGrove Park Apartments(8)	Canal Winchester, OH	3/6/2020	240	27,854,616	(9)	97.5%	—%	914	—
52	Retreat at Hamburg Place(8)	Lexington, KY	3/6/2020	150	21,341,085	(9)	97.3%	—%	1,014	—
53	Villas at Huffmeister(8)	Houston, TX	3/6/2020	294	41,720,117	27,276,387	96.3%	—%	1,206	—
54	Villas of Kingwood(8)	Kingwood, TX	3/6/2020	330	54,428,708	34,701,641	94.5%	—%	1,207	—
55	Waterford Place at Riata Ranch(8)	Cypress, TX	3/6/2020	228	28,278,262	(9)	96.1%	—%	1,137	—
56	Carrington Place(8)	Houston, TX	3/6/2020	324	42,258,525	(9)	95.1%	—%	1,078	—
57	Carrington at Champion Forest(8)	Houston, TX	3/6/2020	284	37,280,704	(9)	95.4%	—%	1,134	—
58	Carrington Park at Huffmeister(8)	Cypress, TX	3/6/2020	232	33,032,451	20,944,748	95.7%	—%	1,170	—
59	Heritage Grand at Sienna Plantation(8)	Missouri City, TX	3/6/2020	240	32,796,345	14,200,462	95.8%	—%	1,135	—

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
60	Mallard Crossing Apartments(8)	Loveland, OH	3/6/2020	350	$52,002,345	(9)	96.9%	—%	$1,137	$—
61	Reserve at Creekside(8)	Chattanooga, TN	3/6/2020	192	24,522,910	15,046,309	98.4%	—%	1,089	—
62	Oak Crossing Apartments(8)	Fort Wayne, IN	3/6/2020	222	32,391,032	21,684,045	97.7%	—%	1,039	—
63	Double Creek Flats(8)	Plainfield, IN	3/6/2020	240	35,490,439	23,719,044	96.2%	—%	1,073	—
64	Jefferson at Perimeter Apartments(8)	Dunwoody, GA	3/6/2020	504	113,483,898	72,947,375	96.2%	—%	1,351	—
65	Bristol Village Apartments(8)	Aurora, CO	3/6/2020	240	62,019,009	35,044,603	96.3%	—%	1,399	—
66	Canyon Resort at Great Hills Apartments(8)	Austin, TX	3/6/2020	256	48,319,858	31,635,174	96.9%	—%	1,385	—
67	Reflections on Sweetwater Apartments(8)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,893,053	97.1%	—%	1,139	—
68	The Pointe at Vista Ridge(8)	Lewisville, TX	3/6/2020	300	51,625,394	31,096,312	96.3%	—%	1,300	—
69	Belmar Villas(8)	Lakewood, CO	3/6/2020	318	79,351,923	47,532,602	95.0%	—%	1,363	—
70	Sugar Mill Apartments(8)	Lawrenceville, GA	3/6/2020	244	42,784,645	25,057,625	97.1%	—%	1,142	—
71	Avery Point Apartments(8)	Indianapolis, IN	3/6/2020	512	55,706,852	31,560,121	95.1%	—%	842	—
72	Cottage Trails at Culpepper Landing(8)	Chesapeake, VA	3/6/2020	183	34,657,950	23,304,467	98.9%	—%	1,383	—
				21,529	$3,148,934,369	$1,401,392,875	95.9%	94.6%	$1,172	$1,200
________________
(1)As of September 30, 2020, our portfolio was approximately 97.4% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.
(2)Average monthly rent is based upon the effective rental income for the month of September 2020 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, premiums and discounts, associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $5,828,784 related to the refinancings pursuant to the Master Credit Facility Agreement, or MCFA, and the PNC Master Credit Facility Agreement, or PNC MCFA.
(4)Properties secured under the terms of the MCFA.
(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community including 176 units of 1, 2 and 3-bedrooms with a typical mix for this market. On October 16, 2019, the Company obtained a loan from PNC Bank in an amount up to a maximum principal balance of $19,800,000 to finance a portion of the development and construction.
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

PART I — FINANCIAL INFORMATION (continued)

(8)We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.
(9)Properties secured under the terms of the PNC MCFA.
Property Disposition
Terrace Cove Apartment Homes
On August 28, 2014, we, through an indirect wholly-owned subsidiary, acquired Terrace Cove Apartment Homes, a multifamily property located in Austin, Texas, containing 304 apartment homes. The purchase price of Terrace Cove Apartment Homes was $23,500,000, exclusive of closing costs. On February 5, 2020, we sold Terrace Cove Apartment Homes for $33,875,000, resulting in a gain of $11,384,599, which includes reductions to the net book value of the property due to historical depreciation and amortization expense. The purchaser of Terrace Cove Apartment Homes is not affiliated with us or our Former Advisor.
Ansley at Princeton Lakes
On March 6, 2020, in connection with the STAR III Merger, we acquired Ansley at Princeton Lakes, a multifamily property located in Atlanta, Georgia, containing 306 apartment homes. The purchase price of Ansley at Princeton Lakes was $51,564,357, including closing costs. On September 30, 2020, we sold Ansley at Princeton Lakes for $49,500,000, resulting in a gain of $1,392,434, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The purchaser of Ansley at Princeton Lakes is not affiliated with us or our Former Advisor.
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

PART I — FINANCIAL INFORMATION (continued)

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
Noncontrolling interests
Noncontrolling interests represent the portion of equity that we do not own in an entity that is consolidated. Our noncontrolling interests are comprised of Class A-2 operating partnership units, or Class A-2 OP Units, in STAR III
OP, our then- indirect subsidiary, which has now merged with and into the Current Operating Partnership, pursuant to the OP Merger described in Note 1 (Organization and Business), and Class B operating partnership units, or Class B OP
Units, in SIR OP, now known as the Current Operating Partnership. We account for noncontrolling interests in accordance with ASC 810, Consolidation, or ASC 810. In accordance with ASC 810, we report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity, or ASC 480, noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of September 30, 2020, our noncontrolling interests qualified as permanent equity. There were no noncontrolling interests in 2019. For more information on the Company’s noncontrolling interest, see Note 9 (Noncontrolling Interest) to our condensed consolidated unaudited financial statements in this quarterly report for details for details.
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost including an outside basis difference, which represents the difference between the purchase price we paid for our investment in the joint venture and the book value of our equity in the joint venture, and subsequently adjusts it to reflect additional contributions or distributions, our proportionate share of equity in the joint venture’s earnings (loss) and amortization of the

PART I — FINANCIAL INFORMATION (continued)

outside basis difference. We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. We recorded an other-than-temporary impairment, or OTTI, on our investment in unconsolidated joint venture during the nine months ended September 30, 2020. No OTTI was recorded in the three and nine months ended September 30, 2019. See Note 5 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details. We have elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
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

PART I — FINANCIAL INFORMATION (continued)

original contract, the FASB allows entities to account for the concessions as if no changes to the lease contract were made. Under this method, a lessor would increase its lease receivable and continue to recognize income.
We elected not to evaluate whether the COVID-19 Payment Plans and the Debt Forgiveness Program are lease modifications and therefore our policy is to account for the lease contracts with COVID-19 Payment Plans and Debt Forgiveness Program as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, we would treat that lease contract on a cash basis as defined in ASC 842.
Lessee Accounting
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02,
which requires leases with original lease terms of more than 12 months to be recorded on the balance sheet. For leases with terms greater than 12 months, a right-of-use, or ROU, lease asset and a lease liability are recognized on the balance sheet at commencement date based on the present value of lease payments over the lease term.
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend would be exercised or the option to terminate would not be exercised. As the implicit rate in most leases are not readily determinable, our incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to our recent debt financing transactions, as well as publicly available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates. Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases. On January 1, 2019, we adopted ASU 2016-02 and its related amendments, or collectively, ASC 842, using the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance, which allowed to carry forward our original assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. See Note 16 (Leases) to our condensed consolidated unaudited financial statements in this quarterly report for details for details.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. This allocation is based upon management’s determination of the value of the acquired assets and assumed liabilities, which requires judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation could involve estimated future cash flows which is highly subjective and is based in part on assumptions regarding future events. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We performed our annual assessment on October 1st.
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
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2020 and December 31, 2019, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our

PART I — FINANCIAL INFORMATION (continued)

consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2019.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002459 and $0.002466 per share per day during the three and nine months ended September 30, 2020 and 2019, which if paid each day over a 366-day period and 365-day period, respectively, is equivalent to $0.90 per share.
The distributions declared and paid during the fiscal quarter ended September 30, 2020, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
1st Quarter 2020	$15,391,533	$0.224	$6,716,712	$5,084,155	$11,800,867	$5,191,753	$6,609,114	$5,191,753
2nd Quarter 2020	24,588,408	0.224	19,313,315	5,399,458	24,712,773	20,875,797	3,836,976	20,875,797
3rd Quarter 2020	25,490,638	0.226	19,712,608	5,373,636	25,086,244	16,117,777	8,968,467	16,117,777
	$65,470,579	$0.674	$45,742,635	$15,857,249	$61,599,884	$42,185,327	$19,414,557	$42,185,327
____________________
(1)Distributions during the 3rd quarter of 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day. Beginning on March 6, 2020 through September 30, 2020, distributions for the former SIR and STAR III stockholders were based on daily record dates and calculated at a rate of $0.002459 per share per day.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2020, we paid aggregate distributions of $25,086,244 and $61,599,884, including $19,712,608 and $45,742,635 of distributions paid in cash and 352,832 and 1,023,791 shares of our common stock issued pursuant to our distribution reinvestment plan for $5,373,636 and $15,857,249, respectively. For the three and nine months ended September 30, 2020, our net loss was $37,758,065 and $100,500,501, we had funds from operations, or FFO, of $8,430,520 and $24,993,259 and net cash provided by operations of $16,117,777 and $42,185,327, respectively. For the three and nine months ended September 30, 2020, we funded $16,117,777 and $42,185,327, or 64% and 68%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $8,968,467 and $19,414,557, or 36% and 32%, from funds equal to our distribution reinvestment plan, respectively. Since inception, of the $260,192,385 in total distributions paid through September 30, 2020, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 20% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 10% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under

PART I — FINANCIAL INFORMATION (continued)

our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances and the deferral of fees and expense reimbursements by our Former Advisor, in its sole discretion. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity has not materially adversely affected us as of the filing date of this quarterly report. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results and therefore our ability to pay our distributions.
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
As of September 30, 2020, we had not entered into any material leases as a lessee, except for a sub-lease entered into in connection with the Internalization Transaction on September 1, 2020. See Note 3 (Internalization Transaction) to our condensed consolidated unaudited financial statements in this quarterly report for for details.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2020, our debt was approximately 62% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
•unrestricted cash balance, which was $311,515,756 as of September 30, 2020;
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
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity has not materially adversely affected us as of the filing date of this quarterly report. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our residents continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this Quarterly Report on Form 10-Q, this could materially disrupt our business operations and liquidity.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 of our indirect wholly-owned subsidiaries entered into the MCFA with Berkeley Point Capital, LLC, or the Facility Lender, for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, we and the Facility Lender amended the MCFA to include Patina Flats at the Foundry and an unencumbered multifamily property owned by us as collateral. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57%; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate, or LIBOR, plus 1.70%; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34%. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless, in each case, the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. We paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid our Former Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, seven of our indirect wholly-owned subsidiaries, each a “Borrower” and collectively, the “Facility Borrowers” entered into the PNC MCFA with PNC Bank, National Association, or PNC Bank, for an aggregate principal amount of $158,340,000. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135%. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. We paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
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

PART I — FINANCIAL INFORMATION (continued)

As of September 30, 2020 and December 31, 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	September 30, 2020	December 31, 2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Principal balance on Revolver, gross	—	—
Deferred financing costs, net on MCFA(1)	(3,555,957)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,736,067)	—
Deferred financing costs, net on Revolver(3)	(536,761)	—
Credit facilities, net	$744,648,215	$548,460,230
___________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2020 and December 31, 2019, was $1,179,157 and $832,187, respectively.
(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of September 30, 2020 and December 31, 2019, was $53,152 and $0, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of September 30, 2020 and December 31, 2019, was $52,118 and $0, respectively.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station, a development project in Murfreesboro, TN, in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest is at daily LIBOR plus 2.00%, which then reduces to the daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. As of September 30, 2020, the principal outstanding balance on the construction loan was $2,205,999. No amounts were outstanding on this construction loan at December 31, 2019.
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

PART I — FINANCIAL INFORMATION (continued)

Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2020, net cash provided by operating activities was $42,185,327, compared to $18,793,335 for the nine months ended September 30, 2019. The increase in our net cash provided by operating activities is primarily due to an increase in accounts payable and accrued liabilities, an increase in rental revenues from the acquisition of 39 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers, partially offset by a decrease in fees to affiliates compared to the same prior year period.
Cash Flows Provided by Investing Activities
During the nine months ended September 30, 2020, net cash provided by investing activities was $57,369,417, compared to $6,841,975 of net cash provided by investing activities during the nine months ended September 30, 2019. The increase in net cash provided by investing activities was primarily due to the net proceeds received from the sale of two real estate properties and the investment in unconsolidated joint venture during the nine months ended September 30, 2020, and the increase in cash and restricted cash acquired in connection with the Mergers, net of transaction costs, partially offset by the acquisition of assets in connection with the Internalization Transaction, the acquisition of three multifamily properties and the acquisition of two parcels of land held for the development of apartment homes during the nine months ended September 30, 2020, compared to the same prior year period. Net cash provided by investing activities during the nine months ended September 30, 2020, consisted of the following:
•$98,283,732 of cash and restricted cash acquired in Mergers, net of transaction costs;
•$29,486,646 of cash used for the acquisition of assets in connection with the Internalization Transaction;
•$69,914,948 of cash used for the acquisition of real estate investments;
•$14,321,851 of cash used for the acquisition of real estate held for development;
•$17,205,299 of cash used for improvements to real estate investments;
•$10,687,626 of cash used for additions to real estate held for development;
•$1,000,000 of cash used for escrow deposits for real estate acquisitions;
•$67,000 of cash used for interest rate cap agreements;
•$81,208,213 of net proceeds from the sale of real estate investments;
• $19,022,280 of net proceeds from the sale of our investment in unconsolidated joint venture;
•$1,452,262 of cash provided by proceeds from insurance claims; and
•$86,300 of net cash provided by the investment in an unconsolidated joint venture.
Cash Flows Provided by Financing Activities
During the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was $106,044,570, compared to $23,703,932 of net cash provided by financing activities during the nine months ended September 30, 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from borrowing on the MCFA and PNC MCFA and a decrease in payments on our mortgage notes payable during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, partially offset by an increase in payment of deferred financing costs, a decrease in proceeds from issuance of mortgage notes payable and an increase in distributions paid to common stockholders during the nine months ended September 30, 2020, compared to the same prior year period. Net cash provided by financing activities during the nine months ended September 30, 2020, consisted of the following:
•$198,808,000 of proceeds received from borrowings on our MCFA and PNC MCFA;
•$40,061,917 of net cash used to pay for principal payments on mortgage notes payable of $35,190,503, deferred financing costs of $6,753,413 and payment of debt extinguishment costs of $324,000, net of proceeds from the issuance of mortgage notes payable of $2,205,999;
•$50,051 of payments of commissions on sales of common stock;
•$1,000 of cash paid for the repurchase of Class A convertible stock;

PART I — FINANCIAL INFORMATION (continued)

•$45,742,635 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $15,857,249; and
•$6,907,827 of cash paid for the repurchase of common stock.

Contractual Commitments and Contingencies
As of September 30, 2020, we had indebtedness totaling $2,146,041,091, comprised of an aggregate principal amount of $2,154,303,475, net deferred financing costs of $12,943,336 and net premiums of $4,680,952. The following is a summary of our contractual obligations as of September 30, 2020:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$643,555,623	$20,256,655	$161,639,784	$154,384,354	$307,274,830
Principal payments on outstanding debt obligations(2)	2,154,303,475	1,654,287	45,771,249	118,811,262	1,988,066,677
Total	$2,797,859,098	$21,910,942	$207,411,033	$273,195,616	$2,295,341,507
________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2020. We incurred interest expense of $20,628,159 and $54,734,431 during the three and nine months ended September 30, 2020, including amortization of deferred financing costs totaling $573,078 and $1,382,954, net unrealized loss from the change in fair value of interest rate cap agreements of $29,093 and $56,287, amortization of net loan premiums and discounts of $(431,387) and $(959,827) and costs associated with the refinancing of debt of $0 and $42,881, net of capitalized interest of $313,902 and $576,521, and imputed interest on the finance lease portion of the sublease of $47 and $47, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
(2)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of September 30, 2020, and December 31, 2019, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. The ability to compare one period to another is primarily affected by (1) the net increase of 39 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers and the disposition of three multifamily properties, since September 30, 2019 and (2) the closing of the Internalization Transaction. The number of multifamily properties wholly-owned by us increased to 69 as of September 30, 2020, from 34 as of September 30, 2019. As of September 30, 2020, we owned 69 multifamily properties and three parcels of land held for the development of apartment homes. Our results of operations were also affected by our value-enhancement activity completed through September 30, 2020.
Our results of operations for the three and nine months ended September 30, 2020 and 2019, are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. As a result of the Internalization Transaction, we are now a self-managed REIT and no longer bear the costs of the various fees and expense reimbursements previously paid to our Former Advisor and its affiliates; however, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Former Advisor and its affiliates. Due to the outbreak of COVID-19 in the U.S. and globally, our residents’ ability to pay rent has been impacted, which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of a “second wave” of COVID-19 outbreaks,

PART I — FINANCIAL INFORMATION (continued)

the success of actions taken to contain or treat COVID-19, access to testing, the reimposition of “shelter in place” orders, and reactions by consumers, companies, governmental entities and capital markets.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”

Consolidated Results of Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019
The following table summarizes the consolidated results of operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2020	2019	Change $	Change %
Total revenues	$83,670,508	$44,190,840	$39,479,668	89%	$38,539,026	$940,642
Operating, maintenance and management	(21,497,606)	(11,802,969)	(9,694,637)	(82)%	(10,142,587)	447,950
Real estate taxes and insurance	(12,935,004)	(6,086,781)	(6,848,223)	(113)%	(6,807,966)	(40,257)
Fees to affiliates	(8,449,715)	(6,917,303)	(1,532,412)	(22)%	(4,076,691)	2,544,279
Depreciation and amortization	(47,564,706)	(18,632,477)	(28,932,229)	(155)%	(28,870,880)	(61,349)
Interest expense	(20,628,159)	(12,562,978)	(8,065,181)	(64)%	(9,086,469)	1,021,288
General and administrative expenses	(11,775,591)	(2,216,129)	(9,559,462)	(431)%	(295,092)	(9,264,370)
Gain on sale of real estate, net	1,392,434	3,329,078	(1,936,644)	(58)%	(1,936,644)	—
Interest income	165,495	252,227	(86,732)	(34)%	28,295	(115,026)
Insurance proceeds in excess of losses incurred	112,342	56,686	55,656	98%	29,427	26,229
Equity in loss from unconsolidated joint venture	(16,711)	—	(16,711)	100%	(16,711)	—
Fees and other income from affiliates	390,099	—	390,099	100%	—	390,099
Loss on debt extinguishment	(621,451)	—	(621,451)	100%	(621,451)	—
Net loss	$(37,758,065)	$(10,389,806)	$(27,368,259)	(263)%

NOI(3)	$46,519,021	$24,117,366	$22,401,655	93%
FFO(4)	$8,430,520	$4,912,689	$3,517,831	72%
MFFO(4)	$15,217,316	$5,624,394	$9,592,922	171%
______________
(1)    Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, related to multifamily properties acquired or disposed of on or after July 1, 2019.
(2)    Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
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

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended September 30, 2020, we had a net loss of $37,758,065 compared to a net loss of $10,389,806 for the three months ended September 30, 2019. The increase in net loss of $27,368,259 over the comparable prior year period was due to the increase in operating, maintenance and management expenses of $9,694,637, the increase in real estate taxes and insurance of $6,848,223, the increase in fees to affiliates of $1,532,412, the increase in depreciation and amortization expense of $28,932,229, the increase in interest expense of $8,065,181, the increase in general and administrative expenses of $9,559,462, the decrease in gain on sale of real estate assets, net of $1,936,644, the decrease in interest income of $86,732, the increase in loss from unconsolidated joint venture of $16,711 and the increase in loss on debt extinguishment of $621,451, partially offset by the increase in total revenues of $39,479,668, the increase in insurance proceeds in excess of losses incurred of $55,656 and the increase in fees and other income from affiliates of $390,099.
Total revenues
Total revenues were $83,670,508 for the three months ended September 30, 2020, compared to $44,190,840 for the three months ended September 30, 2019. The increase of $39,479,668 was primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. We also experienced an increase of $940,642 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2020, were $21,497,606 compared to $11,802,969 for the three months ended September 30, 2019. The increase of $9,694,637 was primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced a decrease of $447,950 in operating, maintenance and management expenses at the multifamily properties held throughout both periods.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $12,935,004 for the three months ended September 30, 2020, compared to $6,086,781 for the three months ended September 30, 2019. The increase of $6,848,223 was primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced an increase of $40,257 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $8,449,715 for the three months ended September 30, 2020, compared to $6,917,303 for the three months ended September 30, 2019. The net increase of $1,532,412 was primarily due to an increase in investment management fees, property management fees and the reimbursement of onsite personnel during the three months ended September 30, 2020, due to the increase in the number of properties in our portfolio subsequent to September 30, 2019, predominately as a result of the net increase of 39 multifamily properties, the decrease in loan coordination fees during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and the reduction in fees to affiliates as a result of cost savings in connection with the Internalization Transaction. We experienced a decrease of $2,544,279 in fees to affiliates at the

PART I — FINANCIAL INFORMATION (continued)

multifamily properties held throughout both periods primarily due to the fact that we no longer incur such fees and expense reimbursements that were previously paid to our Former Advisor and its affiliates as a result of the Internalization Transaction. We expect these amounts to decrease in future periods as a result of costs savings in connection with the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $47,564,706 for the three months ended September 30, 2020, compared to $18,632,477 for the three months ended September 30, 2019. The increase of $28,932,229 was primarily due to the net increase in depreciable assets of $1,452,145,682, due to the increase in the number of properties in our portfolio including the increase in tenant origination and absorption costs of $1,976,514 subsequent to September 30, 2019. In addition, we experienced an increase of $61,349 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2020, was $20,628,159 compared to $12,562,978 for the three months ended September 30, 2019. The increase of $8,065,181 was primarily due to the increase in the notes payable, net, of $1,045,876,168 since September 30, 2019. The increase in notes payable, net consists of the following: (1) $791,020,471 that relates to the assumption of notes payable pursuant to the Mergers, (2) $9,148,000 that relates to the refinancings that occurred subsequent to September 30, 2019, experiencing a full quarter of interest expense in the three months ended September 30, 2020, (3) $81,315,122 that relates to the debt assumed on the acquisitions of two multifamily properties subsequent to September 30, 2019, (4) $198,808,000 that relates to the increase in borrowings pursuant to the MCFA and PNC MCFA subsequent to September 30, 2019, (5) $5,864,652 that relates to deferred financing costs, net of accumulated amortization subsequent to September 30, 2019, (6) $4,680,950 that relates to debt premiums, net of accumulated amortization and debt discounts, net of accretion, (7) $3,077,724 that relates to the payment of principal on existing debt since September 30, 2019, (8) $32,360,000 that relates to the payoff of principal debt in connection with the sale of one multifamily property in the three months ended September 30, 2020, and (9) $2,205,999 that relates to proceeds from the issuance of mortgage notes payable in the three months ended September 30, 2020.
Included in interest expense is the amortization of deferred financing costs of $573,078 and $256,547, net unrealized loss from the change in fair value of interest rate cap agreements of $29,093 and $24,144, interest on capital leases of $47 and $0, amortization of net loan premiums and discounts of $(431,387) and $0 and costs associated with the refinancing of debt of $0 and $219,813, net of capitalized interest of $313,902 and $49,068, for the three months ended September 30, 2020 and 2019, respectively. The capitalized interest is included in real estate on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2020, were $11,775,591 compared to $2,216,129 for the three months ended September 30, 2019. These general and administrative costs consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $9,559,462 was primarily due to an increase of $9,264,370 in general and administrative expenses predominantly due to legal costs and professional services fees incurred in connection with the Internalization Transaction and payroll costs for the acquired personnel as a result of the Internalization Transaction. In addition, we experienced an increase of $295,092 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to September 30, 2019, as a result of the acquisition of 39 multifamily properties subsequent to September 30, 2019.
Gain on sale of real estate
Gain on sale of real estate for the three months ended September 30, 2020, was $1,392,434 compared to $3,329,078 for the three months ended September 30, 2019. The gain on sale of real estate consisted of the gain recognized on the disposition of one multifamily property at a sales price of $49,500,000 during the three months ended September 30, 2020, compared to the disposition of one multifamily property at a sales price of $31,000,000 during the three months ended September 30, 2019. Our gain on sales of real estate, computed as the sales price, net of the carrying value of the real estate, selling expenses, and other ancillary costs, will vary in future periods based on the opportunity to sell properties and real estate-related investments.

PART I — FINANCIAL INFORMATION (continued)

Interest income
Interest income for the three months ended September 30, 2020, was $165,495 compared to $252,227 for the three months ended September 30, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended September 30, 2020, was $112,342 compared to $56,686 for the three months ended September 30, 2019. The increase of $55,656 was primarily due to an increase in the number of insurance claims resulting in excess proceeds.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended September 30, 2020, was $16,711 compared to $0 for the three months ended September 30, 2019. During the three months ended September 30, 2020, we sold our investment in unconsolidated joint venture and in the prior quarter we determined that our investment in the joint venture was other-than-temporarily impaired due to the decrease in the fair value of the joint venture as evidenced by the cash consideration agreed upon pursuant to an agreement to sell the joint venture on July 16, 2020. See Note 4 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the three months ended September 30, 2020, was $390,099 compared to $0 for the three months ended September 30, 2019. The increase of $390,099 was primarily income earned pursuant to the SRI Property Management Agreements entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2020, was $621,451 compared to $0 for the three months ended September 30, 2019. These expenses consisted of prepayment penalty and the expenses of the unamortized deferred financing costs related to the repayment and extinguishment of the debt in connection with the sale of one of our multifamily properties during the three months ended September 30, 2020. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal our notes payable prior to the scheduled maturity date.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2020	2019	Change $	Change %
Total revenues	$217,680,042	$129,990,894	$87,689,148	67%	$84,803,246	$2,885,902
Operating, maintenance and management	(53,713,931)	(32,370,752)	(21,343,179)	(66)%	(21,374,921)	31,742
Real estate taxes and insurance	(35,346,220)	(19,111,364)	(16,234,856)	(85)%	(15,487,868)	(746,988)
Fees to affiliates	(30,586,344)	(19,248,909)	(11,337,435)	(59)%	(11,712,034)	374,599
Depreciation and amortization	(129,596,268)	(55,430,404)	(74,165,864)	(134)%	(72,609,774)	(1,556,090)
Interest expense	(54,734,431)	(36,962,055)	(17,772,376)	(48)%	(19,508,182)	1,735,806
General and administrative expenses	(19,478,747)	(5,881,278)	(13,597,469)	(231)%	(922,908)	(12,674,561)
Impairment of real estate	(5,039,937)	—	(5,039,937)	(100)%	(5,039,937)	—
Gain on sale of real estate, net	12,777,033	3,329,078	9,447,955	284%	9,447,955	—
Interest income	553,011	592,792	(39,781)	(7)%	146,648	(186,429)
Insurance proceeds in excess of losses incurred	236,754	391,519	(154,765)	(40)%	29,994	(184,759)
Equity in loss from unconsolidated joint venture	(3,020,111)	—	(3,020,111)	100%	(3,020,111)	—
Fees and other income from affiliates	390,099	—	390,099	100%	—	390,099
Loss on debt extinguishment	(621,451)	(41,609)	(579,842)	1,394%	(621,451)	41,609
Net loss	$(100,500,501)	$(34,742,088)	$(65,758,413)	(189)%

NOI(3)	$120,351,797	$72,327,776	$48,024,021	66%
FFO(4)	$24,993,259	$17,358,334	$7,634,925	44%
MFFO(4)	$33,162,084	$19,119,839	$14,042,245	73%
______________
(1)    Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, related to multifamily properties acquired or disposed of on or after January 1, 2019.
(2)    Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
(3)     See “—Net Operating Income” below for a reconciliation of NOI to net loss.
(4)         See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net loss
For the nine months ended September 30, 2020, we had a net loss of $100,500,501 compared to $34,742,088 for the nine months ended September 30, 2019. The increase in net loss of $65,758,413 over the comparable prior year period was due to increase in operating, maintenance and management expenses of $21,343,179, an increase real estate taxes and insurance of $16,234,856, an increase in fees to affiliates of $11,337,435, an increase in depreciation and amortization expense of $74,165,864, an increase in interest expense of $17,772,376, an increase in general and administrative expenses of $13,597,469, an increase in impairment of real estate of $5,039,937, a decrease in interest income of $39,781, an increase in equity in loss from unconsolidated joint venture of $3,020,111, a decrease in insurance proceeds in excess of losses incurred of $154,765 and an increase in loss on debt extinguishment of $579,842, partially offset by an increase in total revenues of $87,689,148, an increase in gain on sale of real estate, net of $9,447,955 and an increase in fees and other income from affiliates of $390,099.
Total revenues
Total revenues were $217,680,042 for the nine months ended September 30, 2020, compared to $129,990,894 for the nine months ended September 30, 2019. The increase of $87,689,148 was primarily due to the increase in total revenues of $84,803,246 due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced an increase of $2,885,902 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $53,713,931 for the nine months ended September 30, 2020, compared to $32,370,752 for the nine months ended September 30, 2019. The increase of $21,343,179 was primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced a decrease of $31,742 in operating, maintenance and management expenses at the multifamily properties held throughout both periods.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $35,346,220 for the nine months ended September 30, 2020, compared to $19,111,364 for the nine months ended September 30, 2019. The increase of $16,234,856 was primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced an increase of $746,988 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $30,586,344 for the nine months ended September 30, 2020, compared to $19,248,909 for the nine months ended September 30, 2019. The increase of $11,337,435 was primarily due to an increase in investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel during the nine months ended September 30, 2020, primarily due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. We expect these amounts to decrease in future periods as a result of costs savings in connection with the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $129,596,268 for the nine months ended September 30, 2020, compared to $55,430,404 for the nine months ended September 30, 2019. The increase of $74,165,864 was primarily due to the net increase in depreciable assets of $1,452,145,682, including the increase in tenant origination and absorption costs of $1,976,514 subsequent to September 30, 2019, due to the increase in the number of properties in our portfolio subsequent to September 30, 2019. In addition, we experienced an increase of $1,556,090 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2020, was $54,734,431 compared to $36,962,055 for the nine months ended September 30, 2019. The increase of $17,772,376 was primarily due to the increase in the notes payable, net, of $1,045,876,168 since September 30, 2019. The increase in notes payable, net consists of the following: (1) $791,020,471 that relates to the assumption of notes payable pursuant to the Mergers, (2) $9,148,000 which relates to the refinancings that occurred subsequent to September 30, 2019, experiencing a full period of interest expense in the nine months ended September 30, 2020, (3) $81,315,122 that relates to the debt assumed on the acquisitions of two multifamily properties

PART I — FINANCIAL INFORMATION (continued)

subsequent to September 30, 2019, (4) $198,808,000 that relates to the increase in borrowings pursuant to the MCFA and PNC MCFA subsequent to September 30, 2019, (5) $5,864,652 that relates to deferred financing costs, net of accumulated amortization subsequent to September 30, 2019, (6) $4,680,950 that relates to debt premiums, net of accumulated amortization and debt discounts, net of accretion, (7) $3,077,724 that relates to the payment of principal on existing debt since September 30, 2019, (8) $32,360,000 that relates to payoff of principal debt in connection with the sale of a real estate asset in the nine months ended September 30, 2020, and (9) $2,205,999 that relates to proceeds from the issuance of mortgage notes payable in the nine months ended September 30, 2020.
Included in interest expense is the amortization of deferred financing costs of $1,382,954 and $750,751, net, unrealized loss on derivative instruments of $56,287 and $223,867, amortization of net debt premiums of $(959,827) and $0, interest on capital leases of $47 and $0, closing costs associated with the refinancing of debt of $42,881 and $219,813, credit facility commitment fees of $0 and $2,137, net of capitalized interest of $576,521 and $49,068, respectively, for the six months ended September 30, 2020 and 2019, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2020, were $19,478,747 compared to $5,881,278 for the nine months ended September 30, 2019. These general and administrative expenses consisted primarily of legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $13,597,469 was primarily due to an increase of $12,674,561 in general and administrative expenses due to legal costs and professional services fees incurred in connection with the Internalization Transaction and payroll costs for the acquired personnel as a result of the Internalization Transaction. In addition, we experienced an increase of $922,908 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to September 30, 2019.
Impairment of real estate assets
Impairment charges of real estate assets for the nine months ended September 30, 2020, were $5,039,937 compared to $0 for the nine months ended September 30, 2019. The impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that are less than their carrying values. See Note 4 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Gain on sale of real estate
Gain on sale of real estate for the nine months ended September 30, 2020, was $12,777,033 compared to $3,329,078 for the nine months ended September 30, 2019. The gain on sale of real estate consisted of the gain recognized on the disposition of two multifamily properties during the nine months ended September 30, 2020, compared to the disposition of one multifamily property during the nine months ended September 30, 2019. Our gain on sale of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the nine months ended September 30, 2020, was $553,011 compared to $592,792 for the nine months ended September 30, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the nine months ended September 30, 2020, was $236,754 compared to $391,519 for the nine months ended September 30, 2019. The decrease of $154,765 was primarily due to a decrease in the number of insurance claims’ proceeds in excess of losses incurred.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the nine months ended September 30, 2020, was $3,020,111 compared to $0 for the nine months ended September 30, 2019. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture has been accounted for as an unconsolidated joint venture under the equity method of accounting. During the prior quarter, we determined that our investment in the joint venture was

PART I — FINANCIAL INFORMATION (continued)

other-than-temporarily impaired due to the decrease in the fair value of the joint venture as evidenced by the cash consideration agreed upon pursuant to an agreement to sell the joint venture on July 16, 2020. In the nine months ended September 30, 2020, we recorded an OTTI of $0. See Note 5 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the nine months ended September 30, 2020, was $390,099 compared to $0 for the nine months ended September 30, 2019. The increase of $390,099 was solely due to income earned pursuant to the SRI Property Management Agreements entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our condensed consolidated unaudited financial statements in this quarterly report for details for details.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2020, was $621,451 compared to $41,609 for the nine months ended September 30, 2019. The expenses incurred during the nine months ended September 30, 2020 consisted of prepayment penalty and the expenses of the unamortized deferred financing costs related to the repayment and extinguishment of the debt in connection with the sale of one multifamily property during the nine months ended September 30, 2020. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
Property Operations for the Three Months Ended September 30, 2020, Compared to the Three Months Ended September 30, 2019
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2019. As of September 30, 2020, 31 of our properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019	Change $	Change %
Same-store properties:
Revenues	$42,638,583	$41,697,941	$940,642	2.3%
Operating expenses(1)	17,761,918	18,730,939	(969,021)	(5.2)%
Net operating income	24,876,665	22,967,002	1,909,663	8.3%

Non-same-store properties:
Net operating income	21,642,356	1,150,364	20,491,992

Total Net operating income(2)	$46,519,021	$24,117,366	$22,401,655
________________
(1)Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.
(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.

PART I — FINANCIAL INFORMATION (continued)

Net Operating Income
Same-store net operating income for the three months ended September 30, 2020, was $24,876,665 compared to $22,967,002 for the three months ended September 30, 2019. The 8.3% increase in same-store net operating income was a result of a 5.2% decrease in same-store operating expenses and an a 2.3% increase in same-store rental revenues.
Revenues
Same-store revenues for the three months ended September 30, 2020, were $42,638,583 compared to $41,697,941 for the three months ended September 30, 2019. The 2.3% increase in same-store revenues was primarily a result of an increase in same-store occupancy from 94.4% as of September 30, 2019, to 96.7% as of September 30, 2020 and ordinary monthly rent increases and monthly rent increases from the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2020, were $17,761,918 compared to $18,730,939 for the three months ended September 30, 2019. The decrease in same-store operating expenses was primarily attributable to a decrease in property management fees in connection with the Internalization Transaction in addition to a decreases in payroll costs, property related general and administrative expenses, repairs and maintenance and turnover expenses during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Net Operating Income
NOI is a non-GAAP financial measure of performance. NOI is used by investors and our management to evaluate and compare the performance of our properties, to determine trends in earnings and to compute the fair value of our properties as it is not affected by (1) the cost of funds, (2) acquisition costs as applicable, (3) non-operating fees to affiliates, (4) the impact of depreciation and amortization expenses as well as gains or losses from the sale of operating real estate assets that are included in net income computed in accordance with GAAP, (5) general and administrative expenses (including excess property insurance) and non-operating other gains and losses that are specific to us or (6) impairment of real estate assets or other investments. The cost of funds is eliminated from net income (loss) because it is specific to our particular financing capabilities and constraints The cost of funds is also eliminated because it is dependent on historical interest rates and other costs of capital as well as past decisions made by us regarding the appropriate mix of capital which may have changed or may change in the future. Acquisition costs and non-operating fees to affiliates are eliminated because they do not reflect continuing operating costs of the property owner.
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
However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs as applicable, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of properties, impairment charges and non-operating other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, all of which are significant economic costs. NOI may fail to capture significant trends in these components of net income which further limits its usefulness.
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

PART I — FINANCIAL INFORMATION (continued)

use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.

The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2020 and 2019 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(37,758,065)	$(10,389,806)	$(100,500,501)	$(34,742,088)
Fees to affiliates(1)	5,648,468	4,733,579	21,143,650	13,067,907
Depreciation and amortization	47,564,706	18,632,477	129,596,268	55,430,404
Interest expense	20,628,159	12,562,978	54,734,431	36,962,055
Loss on debt extinguishment	621,451	—	621,451	41,609
General and administrative expenses	11,775,591	2,216,129	19,478,747	5,881,278
Gain on sale of real estate	(1,392,434)	(3,329,078)	(12,777,033)	(3,329,078)
Other gains(2)	(277,837)	(308,913)	(789,765)	(984,311)
Adjustments for investment in unconsolidated joint venture(3)	163,001		1,816,220	—
Other-than-temporary impairment of investment in unconsolidated joint venture(4)	—	—	2,442,411	—
Impairment of real estate(5)	—	—	5,039,937	—
Fees and other income from affiliates(6)	(390,099)	—	(390,099)	—
Property-level workers’ comp expenses(7)	(69,893)	—	(69,893)	—
Affiliated rental revenue(8)	5,973	—	5,973	—
Net operating income	$46,519,021	$24,117,366	$120,351,797	$72,327,776
____________________
(1)        Fees to affiliates for the three and nine months ended September 30, 2020, exclude property management fees of $1,618,611 and $5,484,468 and other reimbursements of $1,182,636 and $3,958,226, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2019, exclude property management fees of $1,276,621 and $3,756,048 and other reimbursements of $907,103 and $2,424,954, respectively, that are included in NOI.
(2)    Other gains for the three and nine months ended September 30, 2020 and 2019, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
(3) Reflects adjustment to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference. The adjustment for investment in unconsolidated joint venture also includes a gain on sale of the investment in unconsolidated joint venture of $66,802 for the three and nine months ended September 30, 2020.
(4) Reflects adjustment to add back OTTI of $2,442,411 in the nine months ended September 30, 2020 related to our investment in the Joint Venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(5) Reflects adjustments to add back impairment charges in the three and nine months ended September 30, 2020 related to two of our real estate assets. See Note 4 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(6) Reflects adjustment to add back income earned pursuant to the Transition Services Agreement and Property Management Agreements entered into in connection with the Internalization Transaction.
(7) Reflects adjustment to reflect workers’ comp expenses incurred by the properties.

PART I — FINANCIAL INFORMATION (continued)

(8) Reflects adjustment to add back rental revenue earned from a consolidated entity following the Internalization Transaction that represent intercompany transaction that is eliminated in consolidation.
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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, cumulative effects of accounting changes and after adjustments for unconsolidated partnerships and joint ventures. According to the White Paper, while the great majority equity REITs measure FFO in accordance with NAREIT’s definition, there are variations in the securities to which the reported NAREIT-defined FFO applies (e.g., all equity securities, all common shares, all common shares less shares held by non-controlling interests). While each of these metrics may represent FFO as defined by NAREIT, accurate labeling with respect to applicable securities is important, particularly as it relates to the labelling of the FFO metric and in the reconciliation of GAAP net income (loss) to FFO.
In calculating FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted Accounting Standards Update, or ASU 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use asset. ASU 2017-01 now forms part of Accounting Standards Codification, or ASC 805, Business Combinations, or ASC 805. The carrying amount of the right-of-use asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the right-of-use asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. The White Paper also states that non-real estate depreciation and amortization such as computer software, company office improvements, furniture and fixtures, and other items commonly found in other industries are required to be recognized as expenses by GAAP in the calculation of net income and, similarly, should be included in FFO.
However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method

PART I — FINANCIAL INFORMATION (continued)

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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs with varying targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, that are not capitalized, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net loss to MFFO:
Net loss	$(37,758,065)	$(10,389,806)	$(100,500,501)	$(34,742,088)
Depreciation of real estate assets	33,055,972	18,631,573	89,122,949	55,429,500
Amortization of lease-related costs(1)	14,431,485	—	40,392,592	—
Gain on sale of real estate, net	(1,392,434)	(3,329,078)	(12,777,033)	(3,329,078)
Impairment of real estate(2)	—	—	5,039,937	—
Impairment of unconsolidated joint venture(3)	—	—	2,442,411	—
Adjustments for investment in unconsolidated joint venture(4)	93,562	—	1,272,904	—
FFO	8,430,520	4,912,689	24,993,259	17,358,334
Acquisition fees and expenses(5)(6)	6,137,923	687,561	7,495,352	1,496,029
Unrealized loss on derivative instruments	29,093	24,144	56,287	223,867
Loss on debt extinguishment	621,451	—	621,451	41,609
Amortization of below market leases	(1,671)	—	(4,265)	—
MFFO	$15,217,316	$5,624,394	$33,162,084	$19,119,839
________________
(1) Amortization of lease-related costs for the three and nine months ended September 30, 2020 and 2019, exclude amortization of operating lease right-of-use assets of $3,367 and $6,845 and $904 and $904, respectively, and the amortization of Property Management Agreements acquired in connection with the Internalization Transaction of $71,392 and $71,392 and $0 and $0, respectively, that is included in FFO, respectively.
(2)Reflects adjustments to add back impairment charges in the three and nine months ended September 30, 2020 related to two of our real estate assets. See Note 4 (Real Estate) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(3)Reflects adjustments to add back impairment charges in the three and nine months ended September 30, 2020 related to our investment in our unconsolidated joint venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this quarterly report for details.
(4)Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consists of depreciation and amortization incurred by the joint venture as well as the amortization of outside basis difference and a gain on sale of the investment in unconsolidated joint venture of $66,802 for the three and nine months ended September 30, 2020.
(5)By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our former advisor or third parties. Historically under GAAP, acquisition fees and expenses were considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. Following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

PART I — FINANCIAL INFORMATION (continued)

(6)Acquisition fees and expenses for the three and nine months ended September 30, 2020 and 2019 include acquisition expenses of $6,137,923 and $7,495,352 and $687,561 and $1,496,029, respectively, that did not meet the criteria for capitalization under ASU 2017-01, which now forms part of ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the proposed internalization of management and to a lesser extent, the then-proposed SIR Merger and STAR III Merger and were incurred and expensed through the date of the Merger Agreement. Upon signing the Merger Agreement, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions and Agreements
We have entered into agreements with SRI and its affiliates, including the Internalization Transaction, whereby we paid certain fees to, reimbursed certain expenses of, paid other consideration to and will be paid certain fees for the performance of services provided to our Former Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. Refer to Note 10 (Related Party Arrangements) to the unaudited consolidated financial statements included in this quarterly report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2020, the fair value of our fixed rate debt was $2,030,246,920 and the carrying value of our fixed rate debt was $1,877,022,100. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2020, the fair value of our variable rate debt was $258,931,725 and the

PART I — FINANCIAL INFORMATION (continued)

carrying value of our variable rate debt was $269,018,991. Based on interest rates as of September 30, 2020, if interest rates are 100 basis points higher during the 12 months ending September 30, 2021, interest expense on our variable rate debt would increase by $2,767,325 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2021, interest expense on our variable rate debt would decrease by $396,398.
At September 30, 2020, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.15%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.72% at September 30, 2020. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2020 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2020, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2020, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2020 were not in excess of the capped rates. See also Note 14 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this quarterly report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are newly self-managed.
As a result of the Internalization Transaction, we are a self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to the Former Advisor and its affiliates; however, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by the Former Advisor and its affiliates. Our employees provide services historically provided by the Former Advisor and its affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.

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
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the outbreak rapidly evolved and, as cases of the virus continued to be identified in additional countries, many countries, including the United States, reacted by instituting shelter in place orders, quarantines and restrictions on travel. During the third quarter of 2020, businesses reopened with certain capacity limits in place. During the same period the rate of unemployment fell. However, there are currently concerns of a “second wave” of the pandemic that could lead to increased economic uncertainty.
The COVID-19 outbreak has had, and future pandemics could have, an adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
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

PART II — OTHER INFORMATION (continued)
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
Because our property investments are located in the United States, COVID-19 has, and will likely, continue to impact our properties and operating results, leading to potential reductions in occupancy, increases in costs of operation and limited hours or closure of such properties. In addition, future quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
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
The ongoing impact of COVID-19 could lead to increased rent delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.
The continued fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate investments are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

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
The current outbreak of COVID-19 and the resulting impacts on the U.S. economy and financial markets have created uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies. The ultimate fallout from the ongoing pandemic on our investments is uncertain. In addition, slower transaction volume has resulted in less data for assessing real estate values. This increases the risk that our estimated value per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of March 6, 2020, and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our estimated value, whether due to the COVID-19 outbreak or otherwise, (i) we may overpay to repurchase our shares, and (ii) investors investing in our distribution reinvestment plan may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity

PART II — OTHER INFORMATION (continued)
or our associated interest rate cap agreements that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our estimated net assets value. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2020, we issued 93,796 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of June 2020, pursuant to the advisory agreement with our former advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On August 3, 2020, we issued 97,533.61 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of July 2020, pursuant to the advisory agreement with our former advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 1, 2020, we issued 92,792.17 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of August 2020, pursuant to the advisory agreement with our former advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 1, 2020, we granted 187,130.67 shares of restricted stock to our key employees. The grants to key employees were made pursuant to restricted stock grant agreements. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.
On September 1, 2020, we issued 6,155,613.92 Class B OP Units of limited partnership interests in the Current Operating Partnership to SRI pursuant to the Internalization Transaction. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 29, 2020, we issued 67.14 shares of common stock to our Former Advisor as an adjustment for the August 2020 monthly investment management fees, pursuant to the advisory agreement with our former advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

PART II — OTHER INFORMATION (continued)
During the three months ended September 30, 2020, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2020	794,050	282,483	14.16	(4)
August 2020	447,866	—	—	(4)
September 2020	326,992	—	—	(4)
	1,568,908	282,483
____________________
(1) We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests                      were received. As of September 30, 2020, we had $4,000,000, representing 281,220 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on October 30, 2020.
(2) We currently repurchase shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3) From inception through September 30, 2020, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
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
2.1
Agreement and Plan of Merger dated as of August 28, 2020, by and between Steadfast Income REIT Operating Partnership, L.P. and Steadfast Apartment REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020).

2.2
Agreement and Plan of Merger dated as of August 28, 2020, by and between Steadfast Apartment REIT Operating Partnership, L.P. f/k/a Steadfast Income REIT Operating Partnership, L.P. and Steadfast Apartment REIT III Operating Partnership, L.P. 2020 (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020).

2.3
Contribution and Purchase Agreement by and among Steadfast Apartment REIT Operating Partnership, L.P., as Contributee, Steadfast Apartment REIT, Inc. and Steadfast REIT Investments, LLC, as Contributor, dated as of August 31, 2020 (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020).

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
10.1
Second Amended and Restated Limited Partnership of Steadfast Apartment REIT Operating Partnership, L.P., dated as of August 28, 2020 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.2
Joinder Agreement made and entered into as of August 31, 2020, by and among Steadfast Apartment Advisor, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. f/k/a Steadfast Income REIT Operating Partnership, L.P. (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.3
Amendment No. 1 to the Amended and Restated Advisory Agreement made and entered into as of August 31, 2020, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment Advisor, LLC, and Steadfast Apartment REIT Operating Partnership, L.P. f/k/a Steadfast Income REIT Operating Partnership, L.P. (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.4
Transition Services Agreement, by and between Steadfast Apartment REIT, Inc. and Steadfast Income Properties, Inc., dated as of August 31, 2020 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

PART II — OTHER INFORMATION (continued)

10.5
Registration Rights Agreement, dated as of August 31, 2020, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast REIT Investments, LLC (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.6
Non-Competition Agreement, dated as of August 31, 2020, by and among Rodney F. Emery, STAR REIT Services, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.7
Third Amended and Restated Limited Partnership Agreement of Steadfast Apartment REIT Operating Partnership, L.P. f/k/a Steadfast Income REIT Operating Partnership, L.P., dated as of August 31, 2020 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.8
Form of Property Management Agreement (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.9
Offer Letter from STAR REIT Services, LLC to Rodney F. Emery, dated as of September 1, 2020 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.10
Form of Employment Agreement (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.11
Form of Restricted Stock Award Agreement (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

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

Steadfast Apartment REIT, Inc.

Date:	November 12, 2020	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	November 12, 2020	By:	/s/ Ella S. Neyland
Ella S. Neyland
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)