Form 10-K
period 2020-12-31
Steadfast Apartment REIT, Inc.
filed 2021-03-12
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There is no established market for the registrant’s shares of common stock. There were approximately 108,090,956 shares of common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $1,646,225,260, assuming an estimated value per share of $15.23.

As of March 6, 2021, there were 110,090,259 shares of the Registrant’s common stock issued and outstanding.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One of the most significant factors that could have a material adverse effect on our operations and future prospects is the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of us and our tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
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
•the Internalization Transaction (defined herein) may not be financially beneficial to us and our stockholders and our net income and funds from operations may decrease as a result of the Internalization Transaction;
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
i

Summary Risk Factors

Our ability to successfully operate our business is subject to numerous risks, including those that are generally associated with operating in the real estate industry. Some of the more significant challenges and risks are summarized below. This summary contains only a select portion of the risks set forth in Part I. Item 1A. “Risk Factors” and throughout this Annual Report on Form 10-K:
General Investment Risks
•The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economy and will likely have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause residents to be unable to pay their rent, or result in other negative impacts.
•We have paid, and it is likely we will continue to pay, distributions from sources other than our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
•Our board of directors recently determined to reduce the distribution payment we make from an annualized payment of $0.90 per share to $0.5250 per share through April 30, 2021, and may determine to further reduce monthly distribution payments in the future.
•Our board of directors determined an estimated value per share of $15.55 for our shares of common stock as of December 31, 2020. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
•We are newly self-managed and may encounter unforeseen costs, expenses and difficulties associated with operating on a self-managed basis.
•The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
Risks Relating to Our Organizational Structure
•Our stockholders’ voting interest in us would be diluted if we issue additional shares.
•We may issue preferred stock or other classes of common stock, which issuance could adversely affect the existing holders of our common stock.
•Your investment will be diluted upon conversion of the operating partnership units issued by our Current Operating Partnership (as defined herein), including the operating partnership units owned by Steadfast REIT Investments, LLC, an affiliate of Steadfast Apartment Advisor, LLC, our former advisor.
•Our UPREIT structure may result in potential conflicts of interest with limited partners in our Current Operating Partnership whose interests may not be aligned with those of our stockholders.
•We may change our targeted investments and investment guidelines without our stockholders’ consent.
Risks Related To Investments in Real Estate
•Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
•A concentration of our investments in the apartment sector may leave our profitability vulnerable to a downturn or slowdown in the sector or state or region.
•We depend on residents for our revenue, and therefore, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the residents at our properties to generate enough income to pay their rents in a timely manner. A substantial number of non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
•We may be unable to secure funds for future capital improvements, which could adversely impact our ability to increase or maintain our rental rates.
•We will compete with numerous other persons and entities for real estate investments.
ii

•Competition from other multifamily communities and housing alternatives for residents could reduce our profitability and the return on your investment.
•We invest in the development of apartment homes. Development projects have inherent risks that could adversely affect our financial condition, operating results, and cash flows.
•Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.
•Multifamily properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.
•Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.
•Increased construction of similar properties that compete with our apartment communities in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.
•Our multifamily properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.
•Uninsured losses or costly premiums for insurance coverage relating to real property may adversely affect your returns.
•Catastrophic weather, natural events, and climate change could adversely affect our business.
Risks Associated With Debt Financing
•We incur mortgage indebtedness and other borrowings that may increase our business risks and could hinder our ability to make distributions and decrease the value of your investment.
•Instability in the debt markets and our inability to find financing on attractive terms may make it more difficult for us to finance or refinance properties, which could reduce the amount of cash distributions we can make to our stockholders.
•We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the phasing out of the London Inter-Bank Offered Rate, or LIBOR, after 2021.
U.S. Federal Income Tax Risks
•Our failure to qualify as a REIT would reduce our net cash flows available for investment or distribution.
•You may have current tax liability on distributions you elect to reinvest in our common stock.
•Distributions payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
•REIT distribution requirements could adversely affect our ability to execute our business plan.
•Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
•Complying with REIT requirements may force us to liquidate otherwise attractive investments.
•Liquidation of assets may jeopardize our REIT status.
iii

PART I
ITEM 1.                                                BUSINESS
Overview
Steadfast Apartment REIT, Inc. (which is referred to in this annual report, as context requires, as the “Company,” “we,” “us,” or “our”) was formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a real estate investment trust, or REIT, for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2014. We own and operate a diverse portfolio of real estate investments, primarily in the multifamily sector located throughout the United States. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties and real estate related assets. As of December 31, 2020, we owned and managed a diverse portfolio of 69 multifamily properties comprising a total of 21,567 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future. For more information on our real estate portfolio, see “—Our Real Estate Portfolio” below.
COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the three months ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. Due to reduced demand, we did not offer residents any other payment plans during the remaining months of 2020. In the aggregate, approximately $1.7 million in rent billed was subject to the COVID-19 Payment Plan, with $139,993 still due as of December 31, 2020.
In January and February of 2021, we offered an extension to the COVID-19 Payment Plan, or the Extension Plan, that allows eligible residents to defer their rent, which is collected by us in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan. As of March 9, 2020, the number of qualifying residents who opted for the Extension Plan were 21 and approximately $32,000 in rent was subject to the Extension Plan.
During the three months ended September 30, 2020, we initiated a debt forgiveness program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default on their lease payments, which we refer to as the “Debt Forgiveness Program.” Pursuant to the Debt Forgiveness Program, we offered qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. We determined that accounts receivable related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in our reserve. In the aggregate, $298,576 of rent was written off as of December 31, 2020. As of December 31, 2020, approximately 55 of 381 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During the three months ended December 31, 2020, we collected an average of approximately 96% in rent due pursuant to our leases. We collected approximately 97% and 96% in rent due pursuant to our leases during January and February 2021, respectively. We have reserved $2,245,067 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of the COVID-19 pandemic is still unknown.
We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the development of new strains of the virus, the success of efforts to contain it, availability and successful roll-out of the COVID-19 vaccines and the impact of actions taken in response. For instance, recent government action to provide substantial financial support could provide helpful mitigation for us; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.

Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2020, we had sold 111,665,117 shares of common stock for gross offering proceeds of $1,718,029,727, including 8,035,037 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $120,300,569. Additionally, we issued 56,016,053 shares of common stock in connection with the Mergers (discussed below).
On April 17, 2020, our board of directors determined an estimated value per share of our common stock of $15.23 as of March 6, 2020. On March 9, 2021, our board of directors determined an estimated value per share of our common stock of $15.55 as of December 31, 2020. For more information on the determinations of the estimated value per share of our common stock, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.” In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $15.23 and $15.55, effective May 1, 2020 and April 1, 2021. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
Merger with Steadfast Income REIT, Inc.
On August 5, 2019, we, Steadfast Income REIT, Inc., or SIR, Steadfast Apartment REIT Operating Partnership, L.P., our wholly-owned subsidiary, or STAR Operating Partnership, Steadfast Income REIT Operating Partnership, L.P., the operating partnership of SIR, or the SIR OP, and SI Subsidiary, LLC, or SIR Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the merger, or the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, or MGCL, the separate existence of SIR ceased.
At the effective time of the SIR Merger, each issued and outstanding share of SIR common stock (or a fraction thereof), $0.01 par value per share, converted into 0.5934 shares of our common stock.
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, we, Steadfast Apartment REIT III, Inc., or STAR III, STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III, or the STAR III OP, and SIII Subsidiary, LLC, or STAR III Merger Sub, entered into an Agreement and Plan of Merger, or the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the merger, or the STAR III Merger, and together with the SIR Merger, the “Mergers.” Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
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
Pre-Internalization Operating Partnerships Merger
On August 28, 2020, pursuant to an Agreement and Plan of Merger, STAR Operating Partnership merged with and into the SIR OP, or the SIR OP/STAR OP Merger. The SIR OP/STAR OP Merger was treated for U.S. federal income tax purposes as a tax-deferred contribution by us of all of the assets and liabilities of STAR Operating Partnership to SIR OP under Section 721(a) of the Internal Revenue Code.

Immediately following the consummation of the SIR OP/STAR OP Merger, on August 28, 2020, pursuant to an Agreement and Plan of Merger, STAR III OP merged with and into SIR OP, or the Operating Partnership Merger, and together with the SIR OP/STAR OP Merger, the “Operating Partnership Mergers,” with SIR OP being the “resulting partnership” and STAR III OP terminating.
On August 28, 2020, SIR OP changed its name to “Steadfast Apartment REIT Operating Partnership, L.P.”, which is referred to herein as the “Current Operating Partnership.” In addition, on August 28, 2020, prior to completion of the Operating Partnership Mergers, we acquired STAR III Merger Sub. On August 28, 2020, SIR Merger Sub, as the initial general partner of the Current Operating Partnership, transferred all of its general partnership interests to us, and we were admitted as a substitute general partner of the Current Operating Partnership.
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
The purpose of the pre-internalization Operating Partnership Mergers was to simplify our corporate structure so that we had a single operating partnership as our direct subsidiary.
Internalization Transaction
On August 31, 2020, we and the Current Operating Partnership entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with Steadfast REIT Investments, LLC, our former sponsor, or SRI, which resulted in the internalization of our external management functions provided by Steadfast Apartment Advisor, LLC, our former external advisor, which we refer to as our “Former Advisor,” and its affiliates. Prior to the closing of the Internalization Transaction, which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined below) on August 31, 2020, or the Closing, Steadfast Investment Properties, Inc., a California corporation, or SIP, Steadfast REIT Services, Inc., a California corporation, or REIT Services, and their respective affiliates owned and operated all of the assets necessary to operate as a self-managed company, and employed all the employees necessary to operate as a self-managed company.
Pursuant to a Contribution and Purchase Agreement, between us, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company, or SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights, or the Contribution, in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash, or the Cash Consideration, and (2) 6,155,613.92 Class B units of limited partnership interests in the Current Operating Partnership, or the Class B OP Units, having the agreed value set forth in the Contribution and Purchase Agreement, or the OP Unit Consideration. In addition, we purchased all of our Class A convertible shares held by the Former Advisor for $1,000. As a result of the Internalization Transaction, we became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor and its affiliates by hiring the employees, who comprise the workforce necessary for our management and day-to-day real estate and accounting operations and the Current Operating Partnership. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on September 3, 2020. See also Note 3 (Internalization Transaction) to our consolidated financial statements in this annual report.
The Former Advisor
Prior to the Internalization Transaction, our day-to-day operations were externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between us and the Former Advisor, as amended, the “Advisory Agreement”. On August 31, 2020, prior to the Closing, we, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement, or the Joinder Agreement, pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, the Former Advisor and the Company entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 will be paid in cash to the Former Advisor by the Current Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, or SRS, assumed the rights and obligations of the Advisory Agreement from the Former Advisor.

The Current Operating Partnership
Substantially all of our business is conducted through the Current Operating Partnership. We are the sole general partner of the Current Operating Partnership. As a condition to the Closing, on August 31, 2020, we, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, which is referred to herein as the “Operating Partnership Agreement,” to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
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
As a result of the Mergers and the Internalization Transaction, our financial information materially changed; however, the financial information included in this Annual Report on Form 10-K reflects only our stand-alone, historical financial results.
Our Structure
Our former sponsor, SRI, is indirectly controlled by Rodney F. Emery, the chairman of our board of directors and our chief executive officer. The chart below shows the relationships among our company and our former sponsor following the Mergers and the Internalization Transaction.

Ana Marie del Rio
Member
Rodney F. Emery
Member
Other Members
6.30%
48.60%
45.10%
Steadfast REIT Holdings, LLC
75%
General Public (Common Stockholders)
Steadfast REIT Investments, LLC(1)
Former Sponsor
VV&M
Steadfast Apartment REIT, Inc.
Common Stock
Limited Partner
General Partner
Limited Partner
Steadfast Apartment REIT Operating Partnership, L.P.
(Real Properties & Real Estate Related Assets)
100%
STAR RS Holdings, LLC
100%
99%
STAR TRS, Inc.
1%
STAR REIT Services, LLC

_________________
(1)Includes shares held directly by Steadfast Apartment Advisor III, LLC and Steadfast Apartment Advisor, LLC, our Former Advisor.

Objectives and Strategies
Our investment objectives are to:
•realize capital appreciation in the value of our investments over the long term; and
•pay attractive and stable cash distributions to stockholders.
We intend to use cash flows from operations to continue to invest in and manage our real estate investments located throughout the United States, with the objective of generating stable rental income and maximizing the opportunity for future capital appreciation. We believe that a majority of our portfolio consists of established, well-positioned, institutional-quality apartment communities with high occupancies and consistent rental revenue. Established apartment communities are typically older, more affordable apartments that cater to the middle-class segment of the workforce, with monthly rental rates that accommodate the generally accepted guidelines for housing costs as a percentage of gross income. As a result, we believe the demand for apartment housing at these properties is higher compared to other types of multifamily properties and is generally more consistent in all economic cycles. We continue to implement a value-enhancement strategy on a portion of our portfolio. Our value-enhancement strategy involves the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring.
We expect that the disruptions in the U.S. economy as a result of COVID-19 will have an adverse impact on our results of operations in 2021 as we expect to experience lower occupancies and higher default rates. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing, access to the COVID-19 vaccine, the lifting of “shelter in place” orders and the continuation of new COVID-19 cases. While all property classes have generally been, and continue to be, adversely impacted by the pandemic, we believe we are well-positioned to navigate this unprecedented period. We believe multifamily properties are less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should outperform other classes of multifamily properties. We also believe that long-run economic and demographic trends should benefit our existing portfolio.
2020 Highlights
During 2020, we:
•acquired 42 real estate properties, including 36 real estate properties acquired in the Mergers with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, two parcels of land for the development of 621 apartment homes and four real estate properties with 1,084 apartment homes, three of which were acquired through exchanges pursuant to Section 1031 of the Internal Revenue Code.
•internalized our external management functions;
•invested $30,282,525 in improvements to our real estate investment portfolio;
•invested $28,464,654 in development and construction to our real estate held for development;
•disposed of three multifamily properties, for a gross sales price of $118,075,000, exclusive of closing costs, resulting in a gain on sales of real estate of $14,476,382 after taking account of reductions to the net book value of the properties due to impairment and historical depreciation and amortization expense;
•disposed of our investment in an unconsolidated joint venture, for a gross sales price of $19,278,280, resulting in a gain on sale of $66,802 after taking account of other-than-temporary impairment, or OTTI, of $2,442,411;
•paid cash distributions of $66,631,465 and distributed $21,173,094, or 1,372,828 shares of our common stock, pursuant to our distribution reinvestment plan, which if paid each day over a 366-day period, respectively, is equivalent to $0.90 per share;
•generated cash flows from operations of $60,674,556, although we incurred a net loss of $115,527,612;
•generated net operating income, or NOI, of $167,962,680 (for further information on how we calculate NOI and a reconciliation of NOI to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Operating Income”);
•generated funds from operations, or FFO, of $41,430,905 (for further information on how we calculate FFO and a reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Modified Funds From Operations”);

•generated modified funds from operations, or MFFO, of $49,629,125 (for further information on how we calculate MFFO and a reconciliation of MFFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations”);
•entered into a new revolving credit loan facility in an amount not to exceed $65.0 million, none of which was drawn as of December 31, 2020; and
•received $198,808,000 of proceeds from borrowings on our Master Credit Facility Agreement with Newmark, formerly Berkeley Point Capital, LLC, or the MCFA, and the Master Credit Facility Agreement with PNC Bank, N.A., or the PNC MCFA; (for further information on our refinancing transactions, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).
Our Real Estate Portfolio
As of December 31, 2020, we owned the 69 multifamily properties and three parcels of land held for the development of apartment homes described below.

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Number of Homes	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding(3)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
1	Villages at Spring Hill Apartments	Spring Hill, TN	176	5/22/2014	$14,200,000	(4)	95.5%	96.0%	$1,093	$1,120
2	Harrison Place Apartments	Indianapolis, IN	307	6/30/2014	27,864,250	(4)	96.1%	94.1%	967	992
3	The Residences on McGinnis Ferry	Suwanee, GA	696	10/16/2014	98,500,000	(4)	95.1%	96.0%	1,331	1,344
4	The 1800 at Barrett Lakes	Kennesaw, GA	500	11/20/2014	49,000,000	40,654,258	95.4%	92.4%	1,089	1,076
5	The Oasis	Colorado Springs, CO	252	12/19/2014	40,000,000	39,527,178	94.4%	94.8%	1,411	1,424
6	Columns on Wetherington	Florence, KY	192	2/26/2015	25,000,000	(4)	95.3%	91.7%	1,134	1,220
7	Preston Hills at Mill Creek	Buford, GA	464	3/10/2015	51,000,000	(4)	96.6%	91.6%	1,193	1,192
8	Eagle Lake Landing Apartments	Speedway, IN	277	3/27/2015	19,200,000	(4)	91.3%	96.8%	826	905
9	Reveal on Cumberland	Fishers, IN	220	3/30/2015	29,500,000	20,862,577	96.8%	95.0%	1,125	1,144
10	Heritage Place Apartments	Franklin, TN	105	4/27/2015	9,650,000	8,597,080	96.2%	97.1%	1,132	1,145
11	Rosemont at East Cobb	Marietta, GA	180	5/21/2015	16,450,000	13,267,377	95.6%	96.7%	1,071	1,100
12	Ridge Crossings Apartments	Hoover, AL	720	5/28/2015	72,000,000	57,714,099	95.1%	92.8%	1,008	1,012
13	Bella Terra at City Center	Aurora, CO	304	6/11/2015	37,600,000	(4)	95.1%	96.1%	1,153	1,221
14	Hearthstone at City Center	Aurora, CO	360	6/25/2015	53,400,000	(4)	93.3%	95.0%	1,149	1,257
15	Arbors at Brookfield	Mauldin, SC	702	6/30/2015	66,800,000	(4)	94.7%	92.7%	901	923
16	Carrington Park	Kansas City, MO	298	8/19/2015	39,480,000	(4)	95.0%	95.3%	1,063	1,011
17	Delano at North Richland Hills	North Richland Hills, TX	263	8/26/2015	38,500,000	31,856,235	97.0%	95.8%	1,492	1,486
18	Meadows at North Richland Hills	North Richland Hills, TX	252	8/26/2015	32,600,000	26,617,675	97.2%	94.4%	1,417	1,392
19	Kensington by the Vineyard	Euless, TX	259	8/26/2015	46,200,000	33,714,980	96.5%	95.8%	1,470	1,507
20	Monticello by the Vineyard	Euless, TX	354	9/23/2015	52,200,000	41,289,848	95.2%	96.3%	1,315	1,344
21	The Shores	Oklahoma City, OK	300	9/29/2015	36,250,000	23,348,861	96.3%	94.7%	1,031	1,016
22	Lakeside at Coppell	Coppell, TX	315	10/7/2015	60,500,000	47,927,977	94.9%	96.8%	1,708	1,716
23	Meadows at River Run	Bolingbrook, IL	374	10/30/2015	58,500,000	41,776,363	95.2%	90.1%	1,421	1,364
24	PeakView at T-Bone Ranch	Greeley, CO	224	12/11/2015	40,300,000	(4)	94.2%	93.3%	1,340	1,373
25	Park Valley Apartments	Smyrna, GA	496	12/11/2015	51,400,000	48,639,812	96.4%	94.4%	1,051	1,068
26	PeakView by Horseshoe Lake	Loveland, CO	222	12/18/2015	44,200,000	38,054,367	95.5%	93.7%	1,396	1,396
27	Stoneridge Farms	Smyrna, TN	336	12/30/2015	47,750,000	45,378,144	94.6%	95.2%	1,239	1,196
28	Fielder’s Creek	Englewood, CO	217	3/23/2016	32,400,000	(4)	94.9%	96.3%	1,180	1,219
29	Landings of Brentwood	Brentwood, TN	724	5/18/2016	110,000,000	—	95.4%	96.8%	1,252	1,262
30	1250 West Apartments	Marietta, GA	468	8/12/2016	55,772,500	(4)	96.4%	93.6%	1,051	1,061

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Number of Homes	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding(3)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	334	9/29/2016	$66,050,000	(4)	96.4%	96.4%	$1,485	$1,492
32	Garrison Station(5)	Murfreesboro, TN	—	5/30/2019	22,492,254	6,264,549	—%	—%	—	—
33	Eleven10 @ Farmers Market	Dallas, TX	313	1/28/2020	62,063,929	35,534,199	94.2%	—%	1,379	—
34	Patina Flats at the Foundry	Loveland, CO	155	2/11/2020	45,123,782	(4)	93.5%	—%	1,275	—
35	Clarion Park Apartments(6)	Olathe, KS	220	3/6/2020	21,121,795	12,682,508	93.6%	—%	843	—
36	Spring Creek Apartments(6)	Edmond, OK	252	3/6/2020	28,186,894	17,139,936	96.0%	—%	895	—
37	Montclair Parc Apartment Homes(6)	Oklahoma City, OK	360	3/6/2020	40,352,125	(7)	96.1%	—%	905	—
38	Hilliard Park Apartments(6)	Columbus, OH	201	3/6/2020	28,599,225	11,849,470	97.0%	—%	1,149	—
39	Sycamore Terrace Apartments(6)	Terre Haute, IN	250	3/6/2020	34,419,259	23,012,552	94.8%	—%	1,155	—
40	Hilliard Summit Apartments(6)	Columbus, OH	208	3/6/2020	31,087,442	14,326,991	95.7%	—	1,260	—
41	Forty 57 Apartments(6)	Lexington, KY	436	3/6/2020	63,030,831	33,920,511	95.2%	—	964	—
42	Riverford Crossing Apartments(6)	Frankfort, KY	300	3/6/2020	38,139,145	19,352,399	95.7%	—	1,002	—
43	Hilliard Grand Apartments(6)	Dublin, OH	314	3/6/2020	50,549,232	23,908,974	94.3%	—	1,280	—
44	Deep Deuce at Bricktown(6)	Oklahoma City, OK	294	3/6/2020	52,519,973	33,421,204	95.2%	—	1,242	—
45	Retreat at Quail North(6)	Oklahoma City, OK	240	3/6/2020	31,945,162	13,546,973	97.1%	—	986	—
46	Tapestry Park Apartments(6)	Birmingham, AL	354	3/6/2020	68,840,769	48,696,383	97.2%	—	1,380	—
47	BriceGrove Park Apartments(6)	Canal Winchester, OH	240	3/6/2020	27,854,616	(7)	94.6%	—	936	—
48	Retreat at Hamburg Place(6)	Lexington, KY	150	3/6/2020	21,341,085	(7)	97.3%	—	1,026	—
49	Villas at Huffmeister(6)	Houston, TX	294	3/6/2020	41,720,117	27,281,225	97.6%	—	1,190	—
50	Villas of Kingwood(6)	Kingwood, TX	330	3/6/2020	54,428,708	34,706,824	95.5%	—	1,207	—
51	Waterford Place at Riata Ranch(6)	Cypress, TX	228	3/6/2020	28,278,262	(7)	95.2%	—	1,122	—
52	Carrington Place(6)	Houston, TX	324	3/6/2020	42,258,525	(7)	95.7%	—	1,059	—
53	Carrington at Champion Forest(6)	Houston, TX	284	3/6/2020	37,280,704	(7)	94.7%	—	1,103	—
54	Carrington Park at Huffmeister(6)	Cypress, TX	232	3/6/2020	33,032,451	20,902,490	97.0%	—	1,179	—
55	Heritage Grand at Sienna Plantation(6)	Missouri City, TX	240	3/6/2020	32,796,345	14,167,079	95.4%	—	1,104	—
56	Mallard Crossing Apartments(6)	Loveland, OH	350	3/6/2020	52,002,345	(7)	94.9%	—	1,150	—
57	Reserve at Creekside(6)	Chattanooga, TN	192	3/6/2020	24,522,910	15,045,062	95.8%	—	1,096	—
58	Oak Crossing Apartments(6)	Fort Wayne, IN	222	3/6/2020	32,391,032	21,645,407	94.6%	—	1,026	—
59	Double Creek Flats(6)	Plainfield, IN	240	3/6/2020	35,490,439	23,669,476	95.8%	—	1,075	—
60	Jefferson at Perimeter Apartments(6)	Dunwoody, GA	504	3/6/2020	113,483,898	72,971,884	96.2%	—	1,334	—
61	Bristol Village Apartments(6)	Aurora, CO	240	3/6/2020	62,019,009	35,023,170	96.7%	—	1,400	—
62	Canyon Resort at Great Hills Apartments(6)	Austin, TX	256	3/6/2020	48,319,858	31,638,362	95.3%	—	1,371	—
63	Reflections on Sweetwater Apartments(6)	Lawrenceville, GA	280	3/6/2020	47,727,470	30,874,195	97.5%	—	1,148	—
64	The Pointe at Vista Ridge(6)	Lewisville, TX	300	3/6/2020	51,625,394	31,071,690	96.0%	—	1,282	—
65	Belmar Villas(6)	Lakewood, CO	318	3/6/2020	79,351,923	47,296,603	94.7%	—	1,355	—
66	Sugar Mill Apartment(6)	Lawrenceville, GA	244	3/6/2020	42,784,645	25,042,358	96.7%	—	1,154	—
67	Avery Point Apartments(6)	Indianapolis, IN	512	3/6/2020	55,706,852	31,539,598	95.3%	—	841	—

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Number of Homes	Purchase Date	Total Purchase Price	Mortgage Debt Outstanding(3)	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019
68	Cottage Trails at Culpepper Landing(6)	Chesapeake, VA	183	3/6/2020	$34,657,950	$23,244,677	97.8%	—	$1,410	$—
69	Arista at Broomfield(8)	Broomfield, CO	—	3/13/2020	8,585,775	—	—%	—	—	—
70	VV&M Apartments	Dallas, TX	310	4/21/2020	59,969,074	45,379,205	92.6%	—	1,363	—
71	Flatirons Apartments(9)	Broomfield, CO	—	6/19/2020	8,813,189	—	—%	—	—	—
72	Los Robles	San Antonio, TX	306	11/19/2020	51,620,836	—	90.5%	—	1,261	—
			21,567		$3,168,801,979	$1,384,382,785	95.4%	94.6%	$1,173	$1,200
________________
(1)At December 31, 2020, our portfolio was approximately 96.5% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes. As of December 31, 2020, no single tenant accounted for greater than 10% of our 2020 gross annualized rental revenues.
(2)Average monthly rent is based upon the effective rental income for the month of December 2020 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, premiums and discounts, associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $5,614,114 related to the refinancings pursuant to the MCFA and the PNC MCFA.
(4)Properties secured pursuant to the terms of the MCFA.
(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community consisting of 176 units of 1, 2 and 3-bedrooms with a typical mix for this market. On October 16, 2019, we obtained a loan from PNC Bank in an amount up to a maximum principal balance of $19,800,000 to finance a portion of the development and construction.
(6)We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.
(7)Properties secured under the terms of the PNC MCFA.
(8)We acquired the Arista at Broomfield property on March 13, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community including 325 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.
(9)We acquired the Flatirons property on June 19, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community consisting of 296 units of studio, 1 and 2-bedrooms with a typical mix for this market.
We plan to invest approximately $7 million to $9 million during the year ending December 31, 2021, for interior renovations at certain properties in our portfolio. These renovations are primarily to enhance the interior amenities of the apartment homes and will be performed initially on vacant homes and thereafter on homes vacated from time to time in the ordinary course.
The following information generally applies to all of our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•except as noted above, we have no plans for any material renovations, improvements or developments with respect to any of our properties; and
•our properties face competition in attracting new residents and retaining current residents from other multifamily properties in and around their respective submarkets. See “—Competition.”

Leverage
We use secured debt, and intend to use in the future secured and unsecured debt, as a means of providing additional funds for the acquisition, development or renovation of our properties. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2020, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as soon as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. At December 31, 2020, our borrowings were not in excess of 300% of the value of our net assets.

Human Capital Management Policies
•We are committed to providing equal employment opportunities to all employees and applicants for employment without regard to any class or status protected by law. This policy also applies to all terms and conditions of employment.
•We have an anti-harassment policy and administer annual training for all employees, which covers diversity, sexual harassment, creating a respectful workplace environment, and the prevention of discrimination and retaliation, among other topics.
•All employees have the ability to request reasonable accommodations at the office if required due to a disability, religious requirement, due to pregnancy, childbirth, or a related medical or common condition related to pregnancy or childbirth, or due to domestic violence, a sex offense or stalking.
•We have an established non-retaliation policy, which is intended to create an environment where employees can act without fear of reprisal or retaliation.

Diversity, Equity and Inclusion
Cultivating an environment that celebrates diversity, equity and inclusion, or DEI, is important to us, and we seek to create a workplace where diverse perspectives and experiences are welcomed and encouraged.
•25% of our board members are women.
•We are an equal opportunity employer.
•46% of our associates are women.
•Underrepresented ethnic groups make up 58% of our associates.
Employee Training and Development
•We focus on attracting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2020, we employed 639 employees.

•We conduct regular assessments of our compensation and benefit practices and pay levels to help ensure that staff members are compensated fairly and competitively.

•We provide annual reviews and regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints.

•We recognize that the success of our company is based on the talents and dedication of those we employ, and we are highly invested in their success.

•We continually monitor culture and employee engagement through regular internal surveys.
Employee Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. We also provide a company matching contribution under our 401(k) savings plan to employees generally, including our executives, at 50% up to 6% of employee contributions with an annual maximum of $4,500.
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
Regulatory Matters
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
Available Information
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports and other information with the Securities and Exchange Commission, or SEC. Access to copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.steadfastliving.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this annual report. The SEC also maintains a website, http://www.sec.gov, that contains our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Report on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

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
General Investment Risks
From inception through December 31, 2020, we have experienced annual net losses and may experience similar losses in the future.
From inception through December 31, 2020, we incurred a net loss of $337,079,812. We cannot assure you that we will be profitable in the future or that we will recognize growth in the value of our assets.
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
There is no public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders by a particular date. Because there is no public trading market for shares of common stock, it will be difficult for you to sell your shares of common stock. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share repurchase plan but it is limited in terms of the amount of shares that stockholders may sell to us each quarter and it is currently limited to death and disability requests only. Our board of directors can amend, suspend, or terminate our share repurchase plan upon 30 days’ notice. The restrictions of our share repurchase plan limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the value they invested. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Share Repurchase Plan” for more information regarding the limitations of our share repurchase plan. As a result, you should be prepared to hold your shares for an indefinite period of time.
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
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the outbreak rapidly evolved and, as cases of the virus continued to be identified in additional countries, many countries, including the United States, reacted by instituting shelter in place orders, quarantines and restrictions on travel. During the third quarter of 2020, businesses reopened with certain capacity limits in place. During the same period the rate of unemployment fell. However, during the fourth quarter of 2020 a “second wave” of the pandemic occurred leading the imposition of quarantines and restrictions. Additionally, new strains of the virus have been identified that may be transmitted more easily than the original strain.
The COVID-19 outbreak has had, and future pandemics could have, an adverse impact on economic and market conditions of economies around the world, including the United States.
The effects of COVID-19 or another pandemic could adversely affect us and/or our residents due to, among other factors:
•the unavailability of personnel, including executive officers and other leaders that are part of the management team, and the inability to recruit, attract and retain skilled personnel;
•to the extent management or personnel are impacted in significant numbers by the outbreak of a pandemic or epidemic disease and are not available or allowed to conduct work-business our operating results may be negatively impacted;
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
•our inability to deploy capital due to slower transaction volume which may be dilutive to stockholders; and
•our inability to satisfy repurchase requests and preserve liquidity, if demand for repurchases exceeds the limits of our share repurchases program or ability to fund repurchases.
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offerings, borrowings, advances from our former sponsor or Former Advisor and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. To the extent that our cash flow from operations has been or is insufficient to fully cover our distributions, we have paid, and may continue to pay, distributions from sources other than cash flow from operations. We have not established a limit on the amount of proceeds from our public or private securities offerings, or other sources other than cash flow from operations, which we may use to fund distributions.
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
For the year ended December 31, 2020, we paid aggregate distributions of $87,804,559, including $66,631,465 of distributions paid in cash and 1,372,828 shares of our common stock issued pursuant to our distribution reinvestment plan for $21,173,094. For the year ended December 31, 2020, our net loss was $115,527,612, we had FFO of $41,430,905 and net cash provided by operations of $60,674,556. For the year ended December 31, 2020, we funded $60,674,556, or 69%, and $27,130,003, or 31%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from cash flow from operations and funds equal to amounts reinvested in our distribution reinvestment plan, respectively. Since inception, of the $286,397,060 in total distributions paid through December 31, 2020, including shares issued pursuant to our distribution reinvestment plan, we funded $198,242,726, or 70%, from cash flow from operations, $67,500,174, or 20%, from funds equal to amounts reinvested in our distribution reinvestment plan and $20,654,160, or 10%, from offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations.”
Our board of directors recently determined to reduce the distribution payment we make from an annualized payment of $0.90 per share to $0.5250 per share through April 30, 2021, and may determine to further reduce the distribution payment in the future.
Our board of directors recently determined to reduce the distribution payment we make from an annualized payment of $0.90 to $0.5250 per share through April 30, 2021, and may determine to further reduce monthly distribution payments in the future. Our board of directors determines the distribution payment on a monthly basis. Future distributions will be determined in the sole discretion of our board of directors.
Our board of directors determined an estimated value per share of $15.55 for our shares of common stock as of December 31, 2020. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.
On March 9, 2021, our board of directors determined an estimated value per share of our common stock of $15.55 as of December 31, 2020. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our management. However, the market for commercial real estate can fluctuate quickly and substantially and the value of our assets is expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount to reflect the fact that our shares are not currently traded on a national securities exchange and the limitations on the ability to redeem shares pursuant to our share repurchase plan.
As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Our assets have been valued based upon appraisal standards and the value of our assets using these methodologies are not required to be a reflection of market value under those standards and will not result in a reflection of fair value under GAAP. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with United States GAAP as of December 31, 2020. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated value per share if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to FINRA or compliant with the Employee Retirement Income Security Act of 1974, or ERISA, the Internal Revenue Code or other applicable law, or the applicable provisions of a retirement plan or individual retirement plan, or IRA, with respect to their respective requirements. Further, the estimated value per share was calculated as of a moment in time and the value of our shares will fluctuate over time as a result of, among other things, future acquisitions or dispositions of assets (including acquisitions and dispositions of real estate investments since December 31, 2020), developments related to individual assets and changes in the real estate and capital markets. For additional information on the calculation of our estimated value per share as of December 31, 2020, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Estimated Value Per Share.”
We are newly self-managed.
As a result of the Internalization Transaction, we are a self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to the Former Advisor and its affiliates; however, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by the Former

Advisor and its affiliates. Our employees provide services historically provided by the Former Advisor and its affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-managed basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
Prior to becoming a self-managed company, we paid substantial fees and expenses to our Former Advisor and its affiliates. These fees were not negotiated at arm’s-length, may have been higher than fees payable to unaffiliated third parties and may reduce cash available for investment.
A portion of the offering proceeds from the sale of our shares in our public offering and cash from operations was used to pay fees and expenses to our Former Advisor and its affiliates. These fees were not negotiated at arm’s-length and may have been higher than fees payable to unaffiliated third parties. As a result of the fees previously paid to our Former Advisor and its affiliates, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or the company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of the company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.
The geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.
In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. As of December 31, 2020, of the $3,168,801,979 total purchase price of our real estate assets, 17% was located in the Atlanta, Georgia metropolitan statistical area and 15% was located in the Dallas/Fort Worth, Texas metropolitan statistical area. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for multifamily property space resulting from the local business climate, could adversely affect our property revenue resulting in a lower NOI.
A cybersecurity incident and other technology disruptions could negatively impact our business.
We use technology in substantially all aspects of our business operations. We also use mobile devices, social networking, outside vendors and other online activities to connect with our residents, suppliers and employees. Such uses give rise to potential cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.
Risks Relating to Our Organizational Structure
Maryland law and our organizational documents limit your right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our Former Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons. However, our charter provides that we may not indemnify our directors, our Former Advisor and its affiliates for loss or liability suffered by them or hold our directors or our Former Advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our Former Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders. As a result of these limitations on liability and indemnification provisions and agreements, we and our stockholders may be entitled to a more limited right of action than we would otherwise have if indemnification rights were not granted.
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

Your investment will be diluted upon conversion of operating partnership units issued by our Current Operating Partnership.
In connection with the Internalization Transaction, we issued the Class B OP Units to SRI and entered into a Registration Rights Agreement. Upon the terms and conditions in the Operating Partnership Agreement, the Class B OP Units may be redeemable for shares of our common stock. We issued a separate class of operating partnership units to VV&M in connection with the acquisition of the VV&M Apartments in Dallas, Texas, which also may be converted into shares of our common stock subject to certain limitations. We may in the future issue additional operating partnership units in similar transactions. Upon the issuance of our common stock in connection with the redemption of the operating partnership units, then-existing stockholders’ interests in us will be diluted.
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
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2020, we owned 69 multifamily properties and three parcels of land held for the development of apartment homes, and investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
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
Our investments in multifamily properties will be subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or real estate market conditions;
•changes in supply of or demand for similar properties in an area;
•increased competition for real property investments targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our residents;
•changes in interest rates and availability of financing;
•changes in the terms of available financing, including more conservative loan-to-value requirements and shorter debt maturities;
•competition from other residential properties;
•the inability or unwillingness of residents to pay rent increases;
•changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws;
•the imposition of rent control legislation in markets where we own properties;
•the severe curtailment of liquidity for certain real estate related assets; and
•rent restrictions due to government program requirements.
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
The multifamily property market in particular is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We face competition from many sources, including from other multifamily properties in markets where we own properties. In addition, overbuilding of multifamily properties may occur, which would increase the number of multifamily homes available and may decrease occupancy and unit rental rates. Furthermore, our multifamily properties compete with numerous housing alternatives in attracting residents, including owner occupied single- and multifamily homes available to rent or purchase. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment homes and increase or maintain rental rates.
We invest in the development of apartment homes. Development projects have inherent risks that could adversely affect our financial condition, operating results, and cash flows.
We pursue opportunities for the development of apartment homes. Development activities require various government and other approvals for entitlements and any delay in or failure to receive such approvals may significantly delay this process or prevent us from recovering our investment. We may not recover our investment in development projects. We are subject to other risks associated with these activities, including the following risks:
•we may be unable to lease developments to full occupancy on a timely basis;

•the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•actual costs of a project may exceed original estimates, possibly making the project unprofitable;
•delays in the development or construction process may increase our costs;
•construction cost increases may reduce investment returns on development and redevelopment opportunities;
•we may abandon redevelopment opportunities and lose our investment due to adverse market conditions;
•the size of our development may strain our labor or capital capacity to complete projects within targeted timelines and may reduce our investment returns;
•a reduction in the demand for new retail space may reduce our future development and redevelopment activities, which in turn may reduce our net operating income; and/or
•changes in the level of future development activity may adversely impact our results from operations by reducing the amount of internal general overhead costs that may be capitalized.
Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies.
We have implemented a value-enhancement strategy for a portion of the total apartment homes we have acquired. Our value-enhancement strategy involves the investment of additional capital to make strategic upgrades of the interiors of the apartment homes. These opportunities will vary in degree based on the specific business plan for each asset, but could include new appliances, better cabinets, countertops and flooring. Our strategy for acquiring value-enhancement multifamily properties involves greater risks than more conservative investment strategies. The risks related to these value-enhancement investments include risks related to delays in the repositioning or improvement process, higher than expected capital improvement costs, possible borrowings necessary to fund such costs, and ultimately that the repositioning process may not result in the higher rents and occupancy rates anticipated. In addition, our value-enhancement properties may not produce revenue while undergoing capital improvements. Furthermore, we may also be unable to complete the improvements of these properties and may be forced to hold or sell these properties at a loss. For these and other reasons, we cannot assure you that we will realize growth in the value of our value-enhancement multifamily properties, and as a result, our ability to make distributions to our stockholders could be adversely affected.
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
We may have acquired apartment communities in locations that may be experiencing increases in construction of properties that compete with our apartment communities. This increased competition and construction could:
•make it more difficult for us to find residents to lease apartment homes in our apartment communities;

•force us to lower our rental prices in order to lease apartment homes in our apartment communities; or
•substantially reduce our revenues and cash available for distribution to our stockholders.
Actions of joint venture partners could negatively impact our performance.
We may enter into joint ventures with third parties, including with entities that are affiliated with our Former Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:
•the possibility that our venture partner or co-tenant in an investment might become bankrupt;
•that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;
•that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•the possibility that we may incur liabilities as a result of an action taken by such venture partner;
•that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;
•the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or
•the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.
Such investments may also have the potential risk of impasses on decisions because neither we nor the co-venturer would have full control over the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent our participation represents a minority interest, a majority of the participants may be able to take actions which are not in our best interests because of our lack of full control. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, to the extent that our venture partner or co-tenant is an affiliate of the Former Advisor, certain conflicts of interest will exist.
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

Catastrophic weather, natural events, and climate change could adversely affect our business.
Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, hurricanes or other severe or inclement weather. Most recently, certain of our properties were impacted by extreme cold and snowfall. Although we believe any damage will be covered by insurance, after a deductible, these or other adverse and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as additional revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community. Additionally, we are likely to see an increase in insurance premiums due to the increased frequency of inclement weather.
To the extent that we experience any significant changes in the climate in areas where our apartment communities are located, we may experience extreme weather conditions and prolonged changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our apartment communities located in these areas. If the impact of any such climate change were to be material, or occur for a lengthy period of time, our business may be adversely affected. In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where we own and operate our multifamily properties. The impact of the storms and the extreme cold temperatures affected our properties due to power outages and freezing water pipes. While our properties are fully insured, we expect disruptions to operations at the impacted properties and delays in receiving insurance proceeds. An estimate of the financial effect of the damage cannot yet be made as of the date of filing this annual report.
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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
In July 2017, the Financial Conduct Authority, or the FCA, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments on our variable rate debt could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have or may have contracts that are indexed to LIBOR and monitor and evaluate the related risks, which include interest amounts on variable rate debt and the swap rate for interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative reference rate could vary from the underlying exposure or be higher and more volatile than LIBOR. Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated.
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
U.S. Federal Income Tax Risks
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
From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. There is no assurance that outside financing will be available to us. Even if available, the use of outside financing or other alternative sources of funds to pay distributions could increase our costs or dilute your equity interests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, such as the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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
Retirement Plan Risks
If our assets are deemed to be ERISA plan assets, the Former Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Former Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.
ITEM 1B.                                       UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.
ITEM 2.                                                PROPERTIES
As of December 31, 2020, we owned 69 multifamily properties consisting of an aggregate of 21,567 apartment homes and three parcels of land held for the development of apartment homes. The total purchase price of our real estate portfolio as of December 31, 2020 was $3,168,801,979, including development costs. For additional information on our real estate portfolio, see Part I, Item I. “Business—Our Real Estate Portfolio” of this Annual Report on Form 10-K.

Our principal executive offices are located at 18100 Von Karman Avenue, Suite 200, Irvine, CA 92612. Our telephone number and website address are (949) 569-9700 and http://www.steadfastliving.com, respectively.
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
PART II
ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2021, we had approximately 110,090,259 shares of common stock outstanding held by a total of approximately 39,600 stockholders. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
Estimated Value Per Share
In December 2020, our board of directors initiated a process to determine an estimated value per share of the shares of our common stock. The Valuation and Advisory Services group of CBRE, Inc., or CBRE, a third-party independent valuation firm, performed appraisals on each of our operating properties as of December 31, 2020, or the Appraisals. The Appraisals were used in determining our estimated value per share as of December 31, 2020. We provide an estimated value per share to assist broker-dealers that participated in our public offering in meeting their customer account statement reporting obligations pursuant to the rules promulgated by the Financial Industry Regulatory Authority, Inc. This valuation was performed in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), in April 2013, or the IPA Valuation Guidelines. Our board of directors formed a valuation committee, or the Valuation Committee, comprised solely of independent directors, to oversee the process of determining our estimated value per share as of December 31, 2020. Upon approval of our board of directors, we engaged CBRE Capital Advisors, Inc., or CBRE Cap, a FINRA registered broker dealer firm that specializes in providing real estate financial services, to provide property-level and aggregate valuation analyses and a range for the estimated value per share of our common stock as of December 31, 2020.
From CBRE Cap’s engagement through the issuance of its valuation report on March 9, 2021, or the Valuation Report, CBRE Cap held discussions with our senior management and conducted or commissioned such investigations, research, review and analyses as it deemed necessary. CBRE Cap based its calculation of the range for our estimated value per share of our common stock on the Appraisals, performed by CBRE’s Valuation and Advisory Services group, which is an affiliate of CBRE Cap and an independent third-party appraisal firm, and valuations performed by our senior management with respect to our goodwill, other assets and liabilities as of December 31, 2020. The Valuation Committee, upon its receipt and review of the Valuation Report, concluded that the range between $14.69 and $16.42 for our estimated value per share, as of December 31, 2020, proposed in the Valuation Report was reasonable and recommended that our board of directors adopts $15.55 as the estimated value per share of our common stock as of December 31, 2020. The estimated value per share represents the weighted average of the range reflecting the effect of using differing discount rates and terminal value capitalization rates in the sensitivity analysis. On March 9, 2021, our board of directors accepted the Valuation Committee’s recommendation and approved $15.55 as the estimated value per share of our common stock as of December 31, 2020. CBRE Cap is not responsible for the determination of the estimated value per share of our common stock as of December 31, 2020.
Valuation Methodology
In preparing the Valuation Report, CBRE Cap, among other things:
•reviewed financial and operating information requested from or provided by us;
•reviewed and discussed with us the historical and anticipated future financial performance of our multifamily properties, including forecasts prepared by us;
•reviewed appraisals commissioned by us that contained analysis on each of our multifamily properties and performed analyses and studies for each property;
•conducted or reviewed CBRE Cap proprietary research, including market and sector capitalization rate surveys;
•reviewed third-party research, including equity reports and online data providers;
•compared our financial information to similar information of companies that CBRE Cap deemed to be comparable;
•reviewed our reports filed with the SEC, including our Quarterly Report on Form 10-Q for the period ended September 30, 2020, and the unaudited financial statements therein; and
•reviewed the unaudited financial statements as of December 31, 2020, as prepared by us.
The Appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice and were all Member of Appraisal Institute, or MAI, appraisals. The Appraisals were prepared by CBRE’s Valuation and Advisory Services group and personnel who are members and hold the MAI designation. CBRE Cap reviewed and took into consideration the Appraisals, and described the results of the Appraisals in its Valuation Report. Discreet values were assigned to each property in our portfolio.
The Valuation Committee and our board of directors considered the following valuation methodology with respect to each multifamily property, which was applied by CBRE Cap in its Valuation Report. Unlevered, ten-year discounted cash flow analyses (deducting lease-up discounts and deferred maintenance, where applicable) from the Appraisals were created for our fully operational properties. The “terminal capitalization rate” method was used to calculate the terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors. Three properties under development were included in the valuation at cost as of December 31, 2020. Our outstanding debt balances were included as of December 31, 2020. Additionally, a fair market value adjustment for the debt portfolio in place as of December 31, 2020, was calculated and included.
Valuation Summary: Material Assumptions
The valuation process we used to determine an estimated value per share was designed to follow the recommendations of the IPA Valuation Guidelines.
The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our real estate assets:

	Range	Weighted-Average
Terminal capitalization rate	5.27% - 5.54%	5.41%
Discount rate	6.43% - 6.76%	6.60%
While we believe that CBRE Cap’s assumptions and inputs are reasonable, a change in these assumptions and inputs may significantly impact the appraised value of the real estate properties and our estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 2.5% in either direction, which represents a 5% sensitivity analysis, in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 2.5%	Increase of 2.5%
Terminal capitalization rate	$0.47	$(0.48)
Discount rate	0.38	(0.40)

In its Valuation Report, CBRE Cap included an estimate of the December 31, 2020 value of our assets, including cash, goodwill, and selected other assets net of payables, and accruals and other liabilities including notes payable. The estimated values of our notes payable are equal to GAAP fair values in this annual report, but do not equal the book value of the loans in accordance with GAAP as of December 31, 2020. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of market interest rates as of December 31, 2020 for instruments with similar characteristics. The carrying values of a majority of our other assets and liabilities, including goodwill, are considered to equal their fair value due to their short term maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation since the value of those balances was already considered in the Appraisals.
Taking into consideration the reasonableness of the valuation methodology, assumptions and conclusions contained in the Valuation Report, the board of directors determined the estimated value of our equity interest in our real estate portfolio as of December 31, 2020 to be in the range of $3,580,911,386 to $3,783,526,476 and our net asset value to range between $1,721,797,802 and $1,924,412,892, or between $14.69 and $16.42 per share, based on a share count of 117,174,971 shares, on a fully diluted basis, issued and outstanding as of December 31, 2020.
As with any valuation methodology, the methodologies considered by the Valuation Committee and the board of directors in reaching an estimate of the value of our shares as of December 31, 2020 are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares as of December 31, 2020.
The following table summarizes the material components of our estimated value and estimated value per share as of December 31, 2020 and March 6, 2020 (the as of date for our last published estimated value per share):

	Estimated Value as of		Estimated Value Per Share as of
	December 31, 2020	March 6, 2020	December 31, 2020	March 6, 2020
Real estate properties	$3,681,700,000	$3,445,935,000	$31.42	$31.64
Goodwill	125,220,448	—	1.07	—
Cash	297,197,306	277,776,798	2.54	2.55
Investment in unconsolidated joint venture	—	21,500,000	—	0.20
Other assets	55,579,258	22,521,376	0.47	0.21
Mortgage debt	(2,246,242,677)	(2,025,630,964)	(19.17)	(18.60)
Other liabilities	(90,867,919)	(83,207,178)	(0.78)	(0.77)
Estimated value per share	$1,822,586,416	$1,658,895,032	$15.55	$15.23
The estimated value of our real estate properties as of December 31, 2020 and March 6, 2020 was $3,681,700,000 and $3,445,935,000, respectively, while the total cost of the real estate properties was $3,334,153,830 and $3,223,401,518, respectively, comprised of the aggregate purchase price and capital expenditures subsequent to acquisition.
Additional Information Regarding the Valuation, Limitations of Estimated Value per Share and the Engagement of CBRE Cap
In accordance with the IPA Valuation Guidelines, the Valuation Committee reviewed, confirmed and approved the processes and methodologies employed by CBRE Cap, their consistency with real estate industry standards and best practices and the reasonableness of the assumptions utilized in the valuation.
The Valuation Report issued on March 9, 2021, was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2020, and any material change in such information, circumstances and/or conditions, including the ongoing impact of the COVID-19 pandemic and related economic effects, may have a material effect on the estimated value per share. CBRE Cap’s valuation materials were addressed solely to our board of directors to advise it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were restricted to our board of directors, were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The Valuation Report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock and should not be represented as such.
Each of CBRE Cap and CBRE reviewed the information supplied or otherwise made available to it by us for reasonableness, and assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith reflecting our best currently available estimates and judgments and other subjective judgments, and relied upon us to advise CBRE Cap and CBRE promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. CBRE Cap assumes no obligation to update or otherwise revise these materials. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third-party indications of interest for us in connection with possible purchases of our securities or the acquisition of all or any part of us.
In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the Valuation Report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated value per share of our common stock, neither we nor CBRE Cap can give any assurance that:
•a stockholder would be able to resell shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share;
•a third party would offer the estimated value per share in an arm’s length transaction to purchase all or substantially all of our shares of common stock;
•our shares would trade at a price equal to or greater than the estimated value per share if we listed them on a national securities exchange; or
•the methodology used to estimate our value per share would be acceptable to FINRA or under the Employee Retirement Income Security Act of 1974 for compliance with its reporting requirements.
The December 31, 2020 estimated value per share was reviewed and recommended by our Valuation Committee and approved by our board of directors at meetings held on March 9, 2021. The value of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
The estimated value per share does not reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not under contract to sell or debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
The outbreak of the COVID-19 pandemic, declared by the World Health Organization as a global pandemic on March 11, 2020, continues to cause heightened uncertainty in both local and global market conditions. The global impact of the outbreak rapidly evolved and, as cases of the virus continued to be identified in additional countries, many countries, including the United States, reacted by instituting shelter in place orders, quarantines and restrictions on travel. During the third quarter of 2020, businesses reopened with certain capacity limits in place. During the same period the rate of unemployment fell. However, during the fourth quarter of 2020 a “second wave” of the pandemic occurred leading the imposition of quarantines and restrictions. Additionally, new strains of the virus have been identified that may be transmitted more easily than the original strain. A prolonged pandemic could have a significant (and is yet unknown or quantifiable) impact on other sectors of the property market including multifamily real estate. The changing responses to COVID-19 create an unprecedented set of circumstances on which to base a judgment. Consequently, less certainty – and a higher degree of caution – should be attached to the estimated value per share as of December 31, 2020, determination by our board of directors than would normally be the case.
CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We commissioned CBRE to deliver an appraisal report relating to our real estate properties and CBRE received fees upon delivery of such report. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., or the CBRE Group, a Fortune 500 and S&P 500 company headquartered in Dallas, Texas, one of the world’s largest commercial real estate services and investment firms (in terms of 2020 revenue) and a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. CBRE Cap and its affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the Valuation Report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. We have not engaged CBRE Cap for any other services. During the past five years, CBRE Cap advised our board of directors in the determination of the estimated value per share and certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services and these affiliates of CBRE received fees in connection with such services. We anticipate that affiliates of CBRE will continue to provide similar or other real estate-related services in the future for us and our affiliates. In addition, we may in our discretion engage CBRE Cap to assist our board of directors in future determinations of our estimated value per share. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser. While we have engaged and may engage CBRE Cap or its affiliates in the future for commercial real estate services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.
In the ordinary course of their business, each of CBRE Cap and CBRE, and their respective affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.
Distribution Information
To qualify and maintain our qualification as a REIT, we are required to distribute 90% of our annual taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains, to our stockholders. If the aggregate amount of cash distributions in any given year exceeds the amount of our REIT taxable income generated during the year, the excess amount will either be (1) a return on capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions.
We declared distributions based on daily record dates for each day during the period commencing April 7, 2014 through December 31, 2020. During the years ended December 31, 2020 and 2019, distributions declared for all record dates of a given month were paid approximately three days after month-end. During the years ended December 31, 2020 and 2019, distributions were calculated at a rate of $0.002459 and $0.002466 per share per day, which, if paid over a 366-day and 365-day period, respectively, is equivalent to $0.90 per share. On January 12, 2021, our board of directors determined to reduce the annual distribution payment to $0.525 per share commencing on February 1, 2021 and ending February 28, 2021, which was extended through April 30, 2021. The distributions will be equal to $0.001438 per share of our common stock per day. There is no guarantee that we will pay distributions at this rate in the future or at all.
Distributions declared during the years ended December 31, 2020 and 2019 aggregated by quarter, are as follows:

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$15,391,533	$24,588,408	$25,490,638	$26,499,980	$91,970,559
Total Per Share Distribution	$0.224	$0.224	$0.226	$0.226	$0.900
Annualized Rate Based on Purchase Price(2)	6.0%	6.0%	6.0%	6.0%	6.0%

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared(1)	$11,511,537	$11,684,723	$11,860,005	$11,915,518	$46,971,783
Total Per Share Distribution	$0.222	$0.224	$0.227	$0.227	$0.900
Annualized Rate Based on Purchase Price(2)	6.0%	6.0%	6.0%	6.0%	6.0%
_________________
(1)Distributions were based on daily record dates and calculated at a rate of $0.002459 and $0.002466 per share per day for the years ended December 31, 2020 and 2019, respectively.
(2)“Purchase Price” represents the initial public offering price of $15.00 per share of common stock.

The tax composition of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Ordinary income	—%	17.9%
Return of capital	100.0%	82.1%
Total	100.0%	100.0%
Generally, our policy is to pay distributions from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings or offering proceeds. We have not established a limit on the amount of proceeds we may use from any public or private securities offerings to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments. As of December 31, 2020, 20%, 10% and 70% of distributions, including shares issued pursuant to our distribution reinvestment plan, have been funded from funds equal to amounts reinvested in our distribution reinvestment plan, net public offering proceeds and cash flows from operations, respectively.
Pursuant to our distribution reinvestment plan, stockholders had the option to elect to have their cash distributions reinvested in shares of our common stock at an initial price of $14.25 per share. On March 12, 2019, our board of directors determined a new share price of $15.84 for purposes of our distribution reinvestment plan. On April 17, 2020, our board of directors determined a new share price of $15.23 for purposes of our distribution reinvestment plan. On March 9, 2021, our board of directors determined a new share price of $15.55 for purposes of our distribution reinvestment plan. In each instance the share price for our distribution reinvestment plan was revised in connection with our board of directors determining a new estimated value per share. No sales commissions or dealer manager fees are payable on shares sold through our distribution reinvestment plan. Our board of directors may terminate the distribution reinvestment plan at its discretion at any time upon ten days’ notice to our stockholders. Following any termination of the distribution reinvestment plan, all subsequent distributions to stockholders will be made in cash.
For additional information on our distributions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”
Unregistered Sales of Equity Securities
On March 6, 2020, we granted 3,333 shares of restricted shares of common stock to each of our two newly appointed independent directors pursuant to our independent directors’ compensation plan in connection with their election to the board of directors. The above shares issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On April 21, 2020, STAR III OP issued Class A-2 operating partnership units, or the Class A-2 OP Units, valued at $14,450,000 in the aggregate in exchange for the contribution of the multifamily property known as VV&M. The Class A-2 OP Units were issued to the contributors of VV&M in a private placement in reliance on Section 4(a)(2) of the Securities Act. Pursuant to the Operating Partnership Agreement, upon the request of the holder of the Class A-2 OP Units, the Class A-2 OP Units may be redeemed in cash or shares of our common stock, in our discretion, on the earlier to occur of a public offering, our dissolution or April 21, 2025. If the Class A-2 OP Units are converted into shares of our common stock, the conversion ratio is 1:1. At anytime on or after April 21, 2025, we can redeem the Class A-2 OP Units for cash.
On May 20, 2020, we issued 171,585 shares of common stock to our Former Advisor as payment for monthly investment management fees for the months of March and April 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 1, 2020, we issued 93,624 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of May 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 18, 2020, we issued 51,983 shares of common stock to our Former Advisor as payment for loan coordination fees in connection with entering into the PNC MCFA on June 17, 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On June 29, 2020, we issued 21,339 shares of common stock to our Former Advisor as payment for loan coordination fees in connection with entering into our revolving credit facility on June 26, 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On July 1, 2020, we issued 93,796 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of June 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On August 3, 2020, we issued 97,534 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of July 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 1, 2020, we issued 92,792 shares of common stock to our Former Advisor as payment for monthly investment management fees for the month of August 2020, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On September 1, 2020, we granted 187,131 shares of restricted stock to our key employees. The grants to key employees were made pursuant to restricted stock grant agreements. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.
On September 1, 2020, we issued 6,155,614 Class B OP Units of limited partnership interests in the Current Operating Partnership to SRI pursuant to the Internalization Transaction. The Class B OP Units were issued to SRI in a private placement in reliance on Section 4(a)(2) of the Securities Act. Pursuant to the Operating Partnership Agreement, upon the request of the Class B OP Unit holder, the Class B OP Units may be redeemed in cash or shares of our common stock, in our discretion, on or after the one year anniversary of the issuance date. Pursuant to the Contribution & Purchase Agreement we entered into with SRI in the Internalization Transaction, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022.
On September 29, 2020, we issued 67 shares of common stock to our Former Advisor as an adjustment for the August 2020 monthly investment management fees, pursuant to the Advisory Agreement with our Former Advisor. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On December 3, 2020, we granted 4,924 shares of restricted common stock to each of our current five independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Share Repurchase Plan
Our share repurchase plan may provide an opportunity for our stockholders to have their shares of common stock repurchased by us, subject to certain restrictions and limitations.
On March 14, 2018, our board of directors determined to amend the terms of our share repurchase plan effective as of April 15, 2018 to (1) limit the amount of shares repurchased pursuant to our share repurchase plan each quarter to $2,000,000 and (2) revise the repurchase price to an amount equal to 93% of the most recent publicly disclosed estimated value per share. Pursuant to the amended share repurchase program, the share repurchase price was $14.73 per share, which represented 93% of the then-estimated value per share of $15.84. As discussed in more detail below, our board of directors further amended our share repurchase plan on March 3, 2020 in connection with the Mergers. Prior to the March 3, 2020 amendments (described below), the share repurchase price was further reduced based on how long the stockholder had held the shares as follows:

Share Purchase Anniversary	Repurchase Price on Repurchase Date(1)
Less than 1 year	No Repurchase Allowed
1 year	92.5% of the Share Repurchase Price(2)
2 years	95.0% of the Share Repurchase Price(2)
3 years	97.5% of the Share Repurchase Price(2)
4 years	100.0% of the Share Repurchase Price(2)
In the event of a stockholder’s death or disability(3)	Average Issue Price for Shares(4)

_________________
(1)As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2)The “Share Repurchase Price” equals 93% of the most recent publicly disclosed estimated value per share determined by our board of directors.
(3)The required one-year holding period does not apply to repurchases requested within two years after death or disability of a stockholder.
(4)The purchase price per share for shares repurchased upon the death or disability of a stockholder will be equal to the average issue price per share for all of the stockholder’s shares.
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
On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, our board of directors amended our share repurchase plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP was open to all repurchase requests beginning April 1, 2020.
On January 12, 2021, our board of directors amended our share repurchase plan to: (1) limit repurchase requests to death and qualifying disability only and (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $3,000,000. The Amendment will be in effect on the repurchase date at April 30, 2021, with respect to repurchases for the three months ending March 31, 2021. Share repurchase requests that do not meet the requirements for death and disability will be cancelled (including any requests received during the first quarter of 2021). The current share repurchase price is $14.46 per share, which represents 93% of the most recently published estimated value per share of $15.55.
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
During the year ended December 31, 2020, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2020	54,120	53,152	$15.00	(4)
February 2020	51,068	—	—	(4)
March 2020	43,861	—	—	(4)
April 2020	676,726	149,049	14.16	(4)
May 2020	1,396,982	—	—	(4)
June 2020	591,011	—	—	(4)
July 2020	794,050	282,483	14.16	(4)
August 2020	447,866	—	—	(4)
September 2020	326,992	—	—	(4)
October 2020	494,499	282,459	14.16	(4)
November 2020	250,231	—	—	(4)
December 2020	323,228	—	—	(4)
	5,450,634	767,143
_________________
(1)We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At December 31, 2020, we had $4,000,000, representing 282,477 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on January 29, 2021.
(2)We currently repurchase shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3)From inception through December 31, 2020, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
(4)We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the then- $2,000,000 limit for any quarter, which increased to the then- $4,000,000 beginning with April 30, 2020 repurchase date and set the repurchase price in all instances (ordinary and qualifying death or disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. Beginning with April 30, 2021 repurchase date, the amount of shares that can be repurchased in each quarter is limited to $3,000,000 and is only available to qualifying death or disability.

ITEM 6.                                                SELECTED FINANCIAL DATA
Not Applicable.
ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. Also see “Cautionary Note Regarding Forward Looking Statements” preceding Part I.
This section of the Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. A discussion of the changes in our financial condition and results of operation for the years ended December 31, 2019 and 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of December 31, 2020, we owned and managed a diverse portfolio of 69 multifamily properties comprising a total of 21,567 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future. In addition to our focus on multifamily properties, we may also make selective strategic acquisitions of other types of commercial properties and real estate related assets.
COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the three months ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, pursuant to our COVID-19 Payment Plan. Under the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we provided certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. We did not offer residents any other payment plans during the remaining months in fiscal year 2020 due to the reduced demand of such payment plans. In the aggregate, approximately $1.7 million in rent billed was subject to the COVID-19 Payment Plan, with $139,993 still due as of December 31, 2020.
In January and February of 2021, we offered the Extension Plan that allows eligible residents to defer their rent, which is collected by us in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan. As of March 9, 2020, the number of qualifying residents who opted for the Extension Plan were 21 and approximately $32,000 in rent was subject to the Extension Plan.
During the three months ended September 30, 2020, we initiated our Debt Forgiveness Program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments. Pursuant to the Debt Forgiveness Program, we offered qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. We determined that accounts receivable related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in our reserve. In the aggregate, $298,576 of rent was written off as of December 31, 2020. As of December 31, 2020, approximately 55 of 381 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During the three months ended December 31, 2020, we collected an average of approximately 96% in rent due pursuant to our leases. We collected approximately 97% and 96% in rent due pursuant to our leases during January 2021 and February 2021, respectively. We have reserved $2,245,067 of accounts receivable which we consider not probable of collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown.
We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it, availability and roll-out of a COVID-19 vaccine and the impact of actions taken in response. For instance, government action to provide substantial financial support could provide helpful mitigation for us; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of December 31, 2020, we had sold 111,665,117 shares of common stock for gross offering proceeds of $1,718,029,727, including 8,035,037 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $120,300,569. Additionally, we issued 56,016,053 shares of common stock in connection with the Mergers.
On March 12, 2019, our board of directors determined an estimated value per share of our common stock of $15.84 as of December 31, 2018. On April 17, 2020, our board of directors determined an estimated value per share of our common stock of $15.23 as of March 6, 2020. On March 9, 2021, our board of directors determined an estimated value per share of our common stock of $15.55 as of December 31, 2020. In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $15.84, $15.23 and $15.55, effective April 1, 2019, May 1, 2020 and April 1, 2021, respectively.
Merger with Steadfast Income REIT, Inc. and Steadfast Apartment REIT III, Inc.
On March 6, 2020, we merged with SIR and STAR III in a series of stock-for-stock transactions and continued as the surviving entity. Through the Mergers, we acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The combined company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. For more information on the Mergers, see Item 1 “Business—Merger with Steadfast Income REIT, Inc.” and “—Merger with Steadfast Apartment REIT III, Inc.”
Internalization Transaction
On August 31, 2020, we and the Current Operating Partnership entered into the Internalization Transaction with SRI, our former sponsor, which provided for the internalization of our external management functions provided by our Former Advisor and its affiliates. Prior to the closing of the Internalization Transaction, which took place contemporaneously with the execution of the Contribution & Purchase Agreement on the Closing, SIP, a California corporation, Steadfast REIT Services, Inc., a California corporation, and their respective affiliates owned and operated all of the assets necessary to operate as a self-managed company, and employed all the employees necessary to operate as a self-managed company.

Pursuant to the Contribution & Purchase Agreement, between us, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in SRSH and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in Cash Consideration, and (2) 6,155,613.92 in Class B OP Units, having the agreed value set forth in the Contribution & Purchase Agreement. In addition, we purchased all of our Class A convertible shares held by the Former Advisor for $1,000. As a result of the Internalization Transaction, we became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor and its affiliates by hiring the employees, who comprise the workforce necessary for our management and day-to-day real estate and accounting operations and the Current Operating Partnership. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on September 3, 2020. See also Note 3 (Internalization Transaction) to our consolidated financial statements in this annual report.
The Former Advisor
Prior to the Internalization Transaction, our business was externally managed by the Former Advisor pursuant to the Advisory Agreement. On August 31, 2020, prior to the Closing, we, the Former Advisor and the Current Operating Partnership entered into the Joinder Agreement pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, the Former Advisor and the Company entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 will be paid in cash to the Former Advisor by the Current Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Current Operating Partnership
Substantially all of our business is conducted through the Current Operating Partnership. We are the sole general partner of the Current Operating Partnership. As a condition to the Closing, on August 31, 2020, we, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into the Operating Partnership Agreement, to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
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
Market Outlook
The global COVID-19 pandemic and resulting shut down of large components of the U.S. economy created significant uncertainty and enhanced investment risk across many asset classes, including real estate. We expect that the disruptions in the U.S. economy as a result of COVID-19 could continue to have an adverse impact on our results of operations for 2021 as we expect to experience lower occupancies and higher default rates. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing and vaccines, the reimposition of “shelter in place” orders and the continuation in the spike of COVID-19 cases. It was recently announced that the U.S. economy contracted at an annualized rate of 4.8% and 31.4% in the first and second quarters of 2020, respectively, the steepest contraction since the last recession. Although the increase in unemployment has slowed, there is a concern over the potential impact of a variant strain of the virus. There is no assurance as to when and to what extent the U.S. economy will return to normalized growth.
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
Our Real Estate Portfolio
As of December 31, 2020, we owned 69 multifamily apartment communities and three parcels of land held for the development of apartment homes. For more information on our real estate portfolio, See Item 1 “Business—Our Real Estate Portfolio.”
2020 Property Dispositions
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
Ansley at Princeton Lakes
On March 6, 2020, in connection with the STAR III Merger, we acquired Ansley at Princeton Lakes, a multifamily property located in Atlanta, Georgia, containing 306 apartment homes. The purchase price of Ansley at Princeton Lakes was $51,564,357, including closing costs. During the quarter ended June 30, 2020, we recorded an impairment charge of

$1,770,471, as it was determined that the carrying value of Ansley at Princeton Lakes would not be recoverable. The impairment charge was a result of actively marketing Ansley at Princeton Lakes for sale at a disposition price that was less than its carrying value. On September 30, 2020, we sold Ansley at Princeton Lakes for $49,500,000, resulting in a gain of $1,392,434, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The purchaser of Ansley at Princeton Lakes is not affiliated with us or our Former Advisor.
Montecito Apartments
On March 6, 2020, in connection with the SIR Merger, we acquired Montecito Apartments, a multifamily property located in Austin, Texas, containing 268 apartment homes. The purchase price of Montecito Apartments was $36,461,172, including closing costs. During the quarter ended June 30, 2020, we recorded an impairment charge of $3,269,466, as it was determined that the carrying value of Montecito Apartments would not be recoverable. The impairment charge was a result of actively marketing Montecito Apartments for sale at a disposition price that was less than its carrying value. On October 29, 2020, we sold Montecito Apartments for $34,700,000, resulting in a gain of $1,699,349, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The purchaser of Montecito Apartments was not affiliated with us or our Former Advisor.
2020 Unconsolidated Joint Venture Disposition
On March 6, 2020, in connection with the SIR Merger, we acquired a 10% interest in BREIT Steadfast MF JV LP, which consisted of 20 multifamily properties with a total of 4,584 apartment homes. During the quarter ended June 30, 2020, we recognized an OTTI of $2,442,411. The OTTI was a result of us receiving an indication of value in connection with negotiating a sale of our joint venture interest at a disposition price that was less than the carrying value of the joint venture. On July 16, 2020, we sold our joint venture interest for $19,278,280 resulting in a gain on sale of $66,802.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K, including policies regarding our investments, leverage and conflicts of interest, and determined that the policies are in the best interests of our stockholders.
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At December 31, 2020, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
Our principal demand for funds will be to fund value-enhancement, a portion of development projects and other capital improvement projects, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs, other than asset acquisitions, from operations. Otherwise, we expect that our principal sources of working capital will include:
•unrestricted cash balance, which was $258,198,326 as of December 31, 2020;
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

We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity has not materially adversely affected us as of the filing date of this annual report. To the extent that our residents continue to be impacted by the COVID-19 outbreak or by the other risks disclosed in this annual report, this could materially disrupt our business operations and liquidity.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 of our indirect wholly-owned subsidiaries entered into the MCFA with Berkeley Point Capital, LLC, or the Facility Lender, for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, we and the Facility Lender amended the MCFA to include Patina Flats at the Foundry and an unencumbered multifamily property owned by us as substitute collateral for three multifamily properties disposed of and released from the MCFA. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (iii) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless, in each case, the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. We paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid our Former Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, seven of our indirect wholly-owned subsidiaries, each a “Borrower” and collectively, the “Facility Borrowers”, entered into the PNC MCFA with PNC Bank, National Association, or PNC Bank, for an aggregate principal amount of $158,340,000. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. We paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
Revolving Credit Loan Facility
On June 26, 2020, we entered into a revolving credit loan facility, or the Revolver, with PNC Bank in an amount not to exceed $65,000,000. The Revolver provides for advances, each, a “Revolver Loan”, solely for the purpose of financing the costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Revolver has a maturity date of June 26, 2023, subject to extension, as further described in the loan agreement. Advances made under the Revolver are secured by the Landings at Brentwood property.
We have the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread.

As of December 31, 2020 and 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of December 31,
	2020	2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Deferred financing costs, net on MCFA(1)	(3,436,850)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,689,935)	—
Deferred financing costs, net on Revolver(3)	(487,329)	—
Credit facilities, net	$744,862,886	$548,460,230
_________________
(1)Accumulated amortization related to deferred financing costs in respect of the MCFA as of December 31, 2020 and 2019, was $1,298,265 and $832,187, respectively.
(2)Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of December 31, 2020 and 2019, was $99,283 and $0, respectively.
(3)Accumulated amortization related to deferred financing costs in respect of the Revolver as of December 31, 2020 and 2019, was $101,549 and $0, respectively.
Construction Loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station, a development project in Murfreesboro, TN, in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest is at daily LIBOR plus 2.00%, which then reduces to the daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. As of December 31, 2020, the principal outstanding balance on the construction loan was $6,264,549. No amounts were outstanding on this construction loan at December 31, 2019.
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
Cash Flows Provided by Operating Activities
During the year ended December 31, 2020, net cash provided by operating activities was $60,674,556, compared to $29,078,255 for the year ended December 31, 2019. The increase in our net cash provided by operating activities is primarily due to an increase in accounts payable and accrued liabilities, an increase in rental revenues from the acquisition of 40 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers, and a decrease in fees to affiliates compared to the same prior year period.
Cash Flows Provided by Investing Activities
During the year ended December 31, 2020, net cash provided by investing activities was $23,324,334, compared to $22,714,294 during the year ended December 31, 2019. The increase in net cash provided by investing activities was primarily due to the net proceeds received from the sale of three real estate properties and the investment in unconsolidated joint venture, and the increase in cash and restricted cash acquired in connection with the Mergers, net of transaction costs, partially offset by the acquisition of assets in connection with the Internalization Transaction, the acquisition of four multifamily properties and the acquisition of two parcels of land held for the development of apartment homes during the year ended December 31, 2020, compared to the same prior year period. Net cash provided by investing activities during the year ended December 31, 2020, consisted of the following:
•$98,283,732 of cash and restricted cash acquired in Mergers, net of transaction costs;
•$29,486,646 of cash used for the acquisition of assets in connection with the Internalization Transaction;
•$120,535,683 of cash used for the acquisition of real estate investments;
•$14,321,851 of cash used for the acquisition of real estate held for development;
•$30,282,525 of cash used for improvements to real estate investments;
•$14,142,803 of cash used for additions to real estate held for development;
•$1,500,100 of cash used for escrow deposits for real estate acquisitions;
•$67,000 of cash used for interest rate cap agreements;
•$114,723,564 of net proceeds from the sale of real estate investments;
•$19,022,280 of net proceeds from the sale of our investment in unconsolidated joint venture;
•$1,545,066 of cash provided by proceeds from insurance claims; and
•$86,300 of net cash provided by the investment in an unconsolidated joint venture.
Cash Flows Provided by Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $64,658,745, compared to $24,008,347 during the year ended December 31, 2019. The increase in net cash provided by financing activities was primarily due to proceeds received from borrowing on the MCFA and PNC MCFA and a decrease in payments on our mortgage notes payable during the year ended December 31, 2020, compared to the year ended December 31, 2019, partially offset by an increase in payment of deferred financing costs, a decrease in proceeds from issuance of mortgage notes payable and an increase in distributions paid to common stockholders due to the Mergers during the year ended December 31, 2020, compared to the same prior year period. Net cash provided by financing activities during the year ended December 31, 2020, consisted of the following:
•$198,808,000 of proceeds received from borrowings on our MCFA and PNC MCFA;
•$56,558,901 of net cash used to pay for principal payments on mortgage notes payable of $55,745,637, deferred financing costs of $6,753,413 and payment of debt extinguishment costs of $324,400, net of proceeds from the issuance of mortgage notes payable of $6,264,549;
•$50,063 of payments of commissions on sales of common stock;
•$1,000 of cash paid for the repurchase of Class A convertible stock held by our Former Advisor;
•$66,631,465 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $21,173,094; and
•$10,907,826 of cash paid for the repurchase of common stock.
We use secured debt, and intend to use in the future secured and unsecured debt. We believe that the careful use of borrowings will help us achieve our diversification goals and potentially enhance the returns on our investments. At December 31, 2020, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of our net assets, which generally approximates to 75% of the aggregate cost of our assets unless such excess is approved by a majority of the independent directors and disclosed to stockholders, along with a justification for such excess, in our next quarterly report. In such event, we will monitor our debt levels and take action to reduce any such excess as practicable. Our aggregate borrowings are reviewed by our board of directors at least quarterly. As of December 31, 2020, our aggregate borrowings were not in excess of 300% of the value of our net assets.
As of December 31, 2020, we had indebtedness totaling $2,129,245,671, comprised of an aggregate principal amount of $2,137,806,892 and net deferred financing costs of $12,370,955 and net premiums and discounts of $3,809,734. The following is a summary of our contractual obligations as of December 31, 2020:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$617,675,273	$80,428,938	$156,886,217	$145,832,427	$234,527,691
Principal payments on outstanding debt obligations(2)	2,137,806,892	8,724,823	101,754,935	255,736,644	1,771,590,490
Total	$2,755,482,165	$89,153,761	$258,641,152	$401,569,071	$2,006,118,181
_________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at December 31, 2020. We incurred interest expense of $75,171,052 during the year ended December 31, 2020, including amortization of deferred financing costs totaling $1,948,437, net unrealized loss from the change in fair value of interest rate cap agreements of $65,391, amortization of net loan premiums and discounts of $(1,393,673) and costs associated with the refinancing of debt of $42,881, net of capitalized interest of $807,345, imputed interest on the finance lease portion of the sublease of $175 and line of credit commitment fees of $65,953. The capitalized interest is included in real estate on the consolidated balance sheets.
(2)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of December 31, 2020 and 2019, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the years ended December 31, 2020 and 2019. The ability to compare one period to another is primarily affected by (1) the net increase of 40 multifamily properties, inclusive of 36 multifamily properties acquired in the Mergers and the disposition of three multifamily properties since December 31, 2019 and (2) the closing of the Internalization Transaction. The number of multifamily properties wholly-owned by us increased to 69 as of December 31, 2020, from 32 as of December 31, 2019. As of December 31, 2020, we owned 69 multifamily properties and three parcels of land held for the development of apartment homes. Our results of operations were also affected by our value-enhancement activity completed through December 31, 2020.
Our results of operations for the years ended December 31, 2020 and 2019, are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. As a result of the Internalization Transaction, we are now a self-managed REIT and no longer bear the costs of the various fees and expense reimbursements previously paid to our Former Advisor and its affiliates. However, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Former Advisor and its affiliates. Due to the outbreak of COVID-19 in the U.S. and globally, our residents’ ability to pay rent has been impacted, which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of “future waves” of COVID-19 outbreaks, the success of actions taken to contain or treat COVID-19, access to testing and vaccines, the reimposition of “shelter in place” orders, and reactions by consumers, companies, governmental entities and capital markets.

To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
The following table summarizes the consolidated results of operations for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2020	2019	Change $	Change %
Total revenues	$300,101,159	$173,535,679	$126,565,480	73%	$122,905,367	$3,660,113
Operating, maintenance and management	(75,522,476)	(43,473,179)	(32,049,297)	(74)%	(31,762,076)	(287,221)
Real estate taxes and insurance	(47,892,607)	(25,152,761)	(22,739,846)	(90)%	(22,000,499)	(739,347)
Fees to affiliates	(30,776,594)	(25,861,578)	(4,915,016)	(19)%	(11,538,832)	6,623,816
Depreciation and amortization	(162,978,734)	(73,781,883)	(89,196,851)	(121)%	(87,986,854)	(1,209,997)
Interest expense	(75,171,052)	(49,273,750)	(25,897,302)	(53)%	(28,259,485)	2,362,183
General and administrative expenses	(32,025,347)	(7,440,680)	(24,584,667)	(330)%	(563,181)	(24,021,486)
Impairment of real estate	(5,039,937)	—	(5,039,937)	(100)%	(5,039,937)	—
Gain on sales of real estate, net	14,476,382	11,651,565	2,824,817	24%	2,824,817	—
Interest income	678,624	865,833	(187,209)	(22)%	83,537	(270,746)
Insurance proceeds in excess of losses incurred	37,848	448,047	(410,199)	(92)%	(172,648)	(237,551)
Equity in loss from unconsolidated joint venture	(3,020,111)	—	(3,020,111)	(100)%	(3,020,111)	—
Fees and other income from affiliates	1,796,610	—	1,796,610	100%	—	1,796,610
Loss on debt extinguishment	(191,377)	(41,609)	(149,768)	(360)%	(191,377)	41,609
Net loss	$(115,527,612)	$(38,524,316)	$(77,003,296)	(200)%

NOI(3)	$167,962,680	$96,636,421	$71,326,259	74%
FFO(4)	$41,430,905	$23,604,194	$17,826,711	76%
MFFO(4)	$49,629,125	$25,378,778	$24,250,347	96%
_________________
(1)Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2020, compared to the year ended December 31, 2019, related to multifamily properties acquired or disposed of on or after January 1, 2019.
(2)Represents the favorable (unfavorable) dollar amount change for the year ended December 31, 2020, compared to the year ended December 31, 2019, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
(3)NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, interest income and other expense, acquisition costs, certain fees to affiliates, depreciation and amortization expense and gains or losses from the sale of our properties and other gains and losses as stipulated by GAAP, the level of capital expenditures and leasing costs, all of which are significant economic costs. For additional information on how we calculate NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”
(4)GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among REITs. Additionally, we use modified funds from operations, or MFFO, as defined by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, as a supplemental measure to evaluate our operating performance. MFFO is based on FFO but includes certain adjustments we believe are necessary due to changes in accounting and reporting under GAAP since the establishment of FFO. Neither FFO nor MFFO should be considered as alternatives to net loss or other measurements under GAAP as indicators of our operating performance, nor should they be considered as alternatives to cash flow from operating activities or other measurements under GAAP as indicators of liquidity. For additional information on how we calculate FFO and MFFO and a reconciliation of FFO and MFFO to net loss, see “—Funds From Operations and Modified Funds From Operations.”
Net loss
For the year ended December 31, 2020, we had a net loss of $115,527,612 compared to $38,524,316 for the year ended December 31, 2019. The increase in net loss of $77,003,296 over the comparable prior year period was primarily due to the Mergers and Internalization Transaction that resulted in an increase in operating, maintenance and management expenses of $32,049,297, an increase in real estate taxes and insurance of $22,739,846, an increase in fees to affiliates of $4,915,016, an increase in depreciation and amortization expense of $89,196,851, an increase in interest expense of $25,897,302, an increase in general and administrative expenses of $24,584,667, an increase in impairment of real estate of $5,039,937, a decrease in interest income of $187,209, an increase in equity in loss from unconsolidated joint venture of $3,020,111 and an increase in loss on debt extinguishment of $149,768, partially offset by an increase in total revenues of $126,565,480, an increase in gain on sales of real estate, net of $2,824,817, an increase in insurance proceeds in excess of losses incurred of $410,199 and an increase in fees and other income from affiliates of $1,796,610.
Total revenues
Total revenues were $300,101,159 for the year ended December 31, 2020, compared to $173,535,679 for the year ended December 31, 2019. The increase of $126,565,480 was primarily due to the increase in total revenues of $122,905,367 as a result of the increase in the number of properties in our portfolio subsequent to December 31, 2019. In addition, we experienced an increase of $3,660,113 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases, an increase in our average monthly occupancy and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $75,522,476 for the year ended December 31, 2020, compared to $43,473,179 for the year ended December 31, 2019. The increase of $32,049,297 was primarily due to the increase in the number of properties in our portfolio subsequent to December 31, 2019. In addition, we experienced a decrease of $287,221 in operating, maintenance and management expenses at the multifamily properties held throughout both periods primarily due to the decrease in reimbursements to affiliates as a result of the Internalization Transaction.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $47,892,607 for the year ended December 31, 2020, compared to $25,152,761 for the year ended December 31, 2019. The increase of $22,739,846 was primarily due to the increase in the number of properties in our portfolio subsequent to December 31, 2019. In addition, we experienced an increase of $739,347 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $30,776,594 for the year ended December 31, 2020, compared to $25,861,578 for the year ended December 31, 2019. The increase of $4,915,016 was primarily due to an increase in investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel during the year ended December 31, 2020, primarily as a result of the increase in the number of properties in our portfolio subsequent to December 31, 2019. We expect these amounts to decrease in future periods as a result of costs savings in connection with the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $162,978,734 for the year ended December 31, 2020, compared to $73,781,883 for the year ended December 31, 2019. The increase of $89,196,851 was primarily due to the net increase in depreciable assets of $1,493,091,796, including the increase in tenant origination and absorption costs of $1,752,793 subsequent to December 31, 2019, as a result of the increase in the number of properties in our portfolio subsequent to December 31, 2019. In addition, we experienced an increase of $1,209,997 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.

Interest expense
Interest expense for the year ended December 31, 2020, was $75,171,052 compared to $49,273,750 for the year ended December 31, 2019. The increase of $25,897,302 was primarily due to the increase in the notes payable, net, of $1,020,686,626 since December 31, 2019. The increase in notes payable, net consists of the following: (1) $791,020,471 that relates to the assumption of notes payable pursuant to the Mergers, (2) $81,315,122 that relates to the debt assumed on the acquisitions of two multifamily properties subsequent to December 31, 2019, (3) $198,808,000 that relates to the increase in borrowings pursuant to the MCFA and PNC MCFA subsequent to December 31, 2019, (4) $6,264,549 that relates to proceeds from the issuance of mortgage notes payable during the year ended December 31, 2020, and (5) $3,809,734 that relates to debt premiums, net of accumulated amortization and debt discounts, net of accretion, offset by a decrease in notes payable, net consisting of the following: (1) $4,485,637 that relates to the payment of principal on existing debt since December 31, 2019, (2) $51,260,000 that relates to the payoff of principal debt in connection with the sale of real estate assets during the year ended December 31, 2020, and (3) $4,785,613 that relates to deferred financing costs, net of accumulated amortization subsequent to December 31, 2019.
Included in interest expense is the amortization of deferred financing costs of $1,948,437, net, unrealized loss on derivative instruments of $65,391, amortization of net debt premiums of $(1,393,673), interest on capital leases of $175, closing costs associated with the refinancing of debt of $42,881, credit facility commitment fees of $65,953, net of capitalized interest of $807,345, for the year ended December 31, 2020. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2020, were $32,025,347 compared to $7,440,680 for the year ended December 31, 2019. These general and administrative expenses consisted primarily of payroll costs, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $24,584,667 was primarily due to an increase of $24,021,486 in general and administrative expenses due to legal costs and professional services fees incurred in connection with the Internalization Transaction and payroll costs for the acquired personnel as a result of the Internalization Transaction. In addition, we experienced an increase of $563,181 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to December 31, 2019.
Impairment of real estate assets
Impairment charges of real estate assets for the year ended December 31, 2020, were $5,039,937 compared to $0 for the year ended December 31, 2019. The impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the six months ended June 30, 2020. See Note 4 (Real Estate) to our consolidated financial statements in this annual report for details.
Gain on sales of real estate
Gain on sales of real estate for the year ended December 31, 2020, was $14,476,382 compared to $11,651,565 for the year ended December 31, 2019. The gain on sale of real estate consisted of the gain recognized on the disposition of three multifamily properties during the year ended December 31, 2020, compared to the disposition of two multifamily properties during the year ended December 31, 2019. Our gain on sale of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the year ended December 31, 2020, was $678,624 compared to $865,833 for the year ended December 31, 2019. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the year ended December 31, 2020, was $37,848 compared to $448,047 for the year ended December 31, 2019. The increase of $410,199 was primarily due to storm damage incurred at two of our multifamily properties located in Tennessee as a result of strong wind storms.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the year ended December 31, 2020, was $3,020,111 compared to $0 for the year ended December 31, 2019. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture was accounted for as an unconsolidated joint venture under the equity method of accounting. During the quarter ended June 30, 2020, we determined that our investment in the joint venture was OTTI due to the decrease in the fair value of the joint venture as evidenced by the cash consideration agreed upon pursuant to an agreement to sell the joint venture on July 16, 2020. In the quarter ended June 30, 2020, we recorded an OTTI of $2,442,411. See Note 5 (Investment in Unconsolidated Joint Venture) to our condensed consolidated unaudited financial statements in this annual report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the year ended December 31, 2020, was $1,796,610 compared to $0 for the year ended December 31, 2019. The increase of $1,796,610 was due to income earned pursuant to the SRI Property Management Agreements and Transition Services Agreement entered into in connection with the Internalization Transaction. See Item 13. “Certain Relationships and Related Transactions and Director Independence.”
Loss on debt extinguishment
Loss on debt extinguishment for the year ended December 31, 2020, was $191,377 compared to $41,609 for the year ended December 31, 2019. The expenses incurred during the year ended December 31, 2020 consisted of prepayment penalty and the expenses of the unamortized deferred financing costs related to the repayment and extinguishment of the debt in connection with the sale of two multifamily properties during the year ended December 31, 2020. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
For information on our results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, see our Annual Report on Form 10-K for the fiscal year filed with the SEC on March 12, 2020.
Property Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
For purposes of evaluating comparative operating performance for the year, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2019. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2019. As of December 31, 2020, 31 properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	Change $	Change %
Same-store properties:
Revenues	$168,177,984	$164,517,871	$3,660,113	2.2%
Operating expenses(1)	71,116,202	71,952,347	(836,145)	(1.2)%
Net operating income	97,061,782	92,565,524	4,496,258	4.9%

Non-same-store properties:
Net operating income	70,900,898	4,070,897	66,830,001

Total net operating income(2)	$167,962,680	$96,636,421	$71,326,259
_________________
(1)Same-store expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.
(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the year ended December 31, 2020, was $97,061,782 compared to $92,565,524 for the year ended December 31, 2019. The 4.9% increase in same-store net operating income was a result of a 2.2% increase in same-store rental revenues and a 1.2% decrease in same-store operating expenses.

Revenues
Same-store revenues for the year ended December 31, 2020, were $168,177,984 compared to $164,517,871 for the year ended December 31, 2019. The 2.2% increase in same-store revenues was primarily due to the increase in same-store occupancy from 94.6% for the same-store properties as of December 31, 2019 to 95.4% as of December 31, 2020.
Operating Expenses
Same-store operating expenses for the year ended December 31, 2020, were $71,116,202 compared to $71,952,347 for the year ended December 31, 2019. The decrease in same-store operating expenses was primarily attributable to a net decrease in affiliate management fees as a result of the Internalization Transaction and, to a lesser extent, the net decrease in property-level general and administrative costs, marketing and turnover expenses, partially offset by an increase in property taxes, insurance and utility costs across the same-store properties.
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

The following is a reconciliation of our NOI to net loss for the three months ended December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 computed in accordance with GAAP:

	For the Three Months Ended December 31,		For the Year Ended December 31,
	2020	2019	2020	2019		2018
Net loss	$(15,027,111)	$(3,782,227)	$(115,527,612)	$(38,524,316)		$(49,100,346)
Fees to affiliates(1)	—	4,520,353	21,143,650	17,588,260		19,305,780
Depreciation and amortization	33,382,467	18,351,478	162,978,734	73,781,883		70,993,280
Interest expense	20,436,620	12,311,696	75,171,052	49,273,750		44,374,484
(Gain) loss on debt extinguishment	(430,074)	—	191,377	41,609		4,975,497
General and administrative expenses	12,555,254	1,559,402	32,025,347	7,440,680		6,386,131
Gain on sales of real estate	(1,699,349)	(8,322,487)	(14,476,382)	(11,651,565)		—
Other losses (gains)(2)	73,294	(329,568)	(716,472)	(1,313,880)	1	(473,195)
Adjustments for investment in unconsolidated joint venture(3)	—	—	1,816,220	—		—
Other-than-temporary impairment of investment in unconsolidated joint venture(4)	—	—	2,442,411	—		—
Impairment of real estate(5)	—	—	5,039,937	—		—
Fees and other income from affiliates(6)	(1,406,511)	—	(1,796,610)	—		—
Property-level workers’ comp expenses(7)	(289,850)	—	(351,089)	—		—
Affiliated rental revenue(8)	16,144	—	22,117	—		—
Net operating income	$47,610,884	$24,308,647	$167,962,680	$96,636,421		$96,461,631
_________________
(1)Fees to affiliates for the three months ended December 31, 2020 and 2019 exclude property management fees of $5,585 and $1,260,797 and other reimbursements of $184,665 and $831,519, respectively, that are included in NOI. Fees to affiliates for the years ended December 31, 2020, 2019 and 2018 exclude property management fees of $5,490,053, $5,016,845 and $4,886,436 and other reimbursements of $4,142,891, $3,256,473 and $1,784,010, respectively, that are included in NOI.
(2)Other losses (gains) for the three months ended December 31, 2020 and 2019 and the years ended December 31, 2020, 2019 and 2018 include non-recurring insurance claim recoveries and interest income that are not included in NOI.
(3)Reflects adjustment to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference. The adjustment for investment in unconsolidated joint venture also includes a gain on sale of the investment in unconsolidated joint venture of $66,802 for the year ended December 31, 2020.
(4)Reflects adjustment to add back OTTI of $2,442,411 during the year ended December 31, 2020 related to our investment in the joint venture driven by a decrease in the fair value of the underlying depreciable real estate held by the joint venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in the annual report for details.
(5)Reflects adjustments to add back impairment charges during the year ended December 31, 2020 related to two of our real estate assets. See Note 4 (Real Estate) to our consolidated financial statements in the annual report for details.
(6)Reflects adjustment to add back income earned pursuant to a transition services agreement with SIP, or as amended, the Transition Services Agreement, and property management agreements between SRS and affiliates of SIP, or each, a Property Management Agreement, entered into in connection with the Internalization Transaction.
(7)Reflects adjustment related to workers’ compensation expenses incurred by the properties.
(8)Reflects adjustment to add back rental revenue earned from a consolidated entity following the Internalization Transaction that represent intercompany transactions eliminated in consolidation.

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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, cumulative effects of accounting changes and after adjustments for unconsolidated partnerships and joint ventures. According to the White Paper, while the majority of equity REITs measure FFO in accordance with NAREIT’s definition, there are variations in the securities to which the reported NAREIT-defined FFO applies (e.g., all equity securities, all common shares, all common shares less shares held by non-controlling interests). While each of these metrics may represent FFO as defined by NAREIT, accurate labeling with respect to applicable securities is important, particularly as it relates to the labelling of the FFO metric and in the reconciliation of GAAP net income (loss) to FFO.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, following the publication of ASU 2017-01, which now forms part of ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. Prior to the completion of the Internalization Transaction, these expenses were paid in cash by us. All paid acquisition fees and expenses had negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties were generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, was the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Reconciliation of net loss to MFFO:
Net loss	$(115,527,612)	$(38,524,316)	$(49,100,346)
Depreciation of real estate assets	121,839,067	73,780,075	70,993,280
Amortization of lease-related costs(1)	40,840,580	—	—
Gain on sales of real estate, net	(14,476,382)	(11,651,565)	—
Impairment of real estate(2)	5,039,937	—	—
Other-than-temporary impairment of investment in unconsolidated joint venture(3)	2,442,411	—	—
Adjustments for investment in unconsolidated joint venture(4)	1,272,904	—	—
FFO	41,430,905	23,604,194	21,892,934
Acquisition fees and expenses(5)(6)	7,947,389	1,507,338	858,712
Unrealized loss (gain) on derivative instruments	65,391	225,637	(87,160)
Realized gain on derivative instruments	—	—	(270,000)
Loss on debt extinguishment	191,377	41,609	4,975,497
Amortization of below market leases	(5,937)	—	—
MFFO	$49,629,125	$25,378,778	$27,369,983

FFO per share - basic and diluted	$0.42	$0.45	$0.43
MFFO per share - basic and diluted	0.50	0.49	0.53
Loss per common share - basic and diluted	(1.15)	(0.74)	(0.96)
Weighted average number of common shares outstanding, basic and diluted	99,264,851	52,204,410	51,312,947
_________________

(1)Amortization of lease-related costs for the years ended December 31, 2020, 2019 and 2018 exclude amortization of operating lease right-of-use assets of $10,212, $1,808 and $0, respectively, and the amortization of Property Management Agreements acquired in connection with the Internalization Transaction of $275,748, $0 and $0, respectively, that is included in FFO, respectively.
(2)Reflects adjustments to add back impairment charges in the year ended December 31, 2020 related to two of our real estate assets. See Note 4 (Real Estate) to our consolidated financial statements in this annual report for details.
(3)Reflects adjustments to add back OTTI in the year ended December 31, 2020 related to our investment in the joint venture driven by a decrease in the fair value of the underlying depreciable real estate held by the joint venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this annual report for details.
(4)Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to FFO for our equity investment in the unconsolidated joint venture, which principally consisted of depreciation and amortization incurred by the joint venture as well as the amortization of outside basis difference and a gain on sale of the investment in unconsolidated joint venture of $66,802 for the year ended December 31, 2020.
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
(6)Acquisition fees and expenses for the years ended December 31, 2020, 2019 and 2018 include acquisition expenses of $7,947,389, $1,507,338 and $858,712, respectively, that did not meet the criteria for capitalization under ASU 2017-01, which now forms part of ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to the internalization of management and to a lesser extent, the then-proposed Mergers and were incurred and expensed through the date of the Merger Agreements. Upon signing the Merger Agreements, merger related acquisition expenses met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets thereby not impacting MFFO. Also included in expensed acquisition expenses are acquisition expenses related to real estate projects that did not come to fruition.
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
As of December 31, 2020, we had not entered into any material leases as a lessee, except for a sub-lease entered into in connection with the Internalization Transaction on September 1, 2020. See Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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
Distributions
Our board of directors has declared daily distributions that are paid on a monthly basis. We expect to continue paying monthly distributions unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so. We may declare distributions in excess of our funds from operations. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our REIT taxable income each year.
For fiscal years 2020 and 2019, distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) were payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002459 and $0.002466 per share per day during the years ended December 31, 2020 and 2019, respectively, which if paid each day over a 366-day period and 365-day period, respectively, is equivalent to $0.90 per share.
The distributions declared and paid for the four fiscal quarters of 2020, along with the amount of distributions reinvested pursuant to our distribution reinvestment plan, were as follows:

			Distributions Paid(3)			Sources of Distributions Paid		Net Cash Provided by Operating Activities
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan
First Quarter 2020	$15,391,533	$0.224	$6,716,712	$5,084,155	$11,800,867	$5,191,753	$6,609,114	$5,191,753
Second Quarter 2020	24,588,408	0.224	19,313,315	5,399,458	24,712,773	20,875,797	3,836,976	20,875,797
Third Quarter 2020	25,490,638	0.226	19,712,608	5,373,636	25,086,244	16,117,777	8,968,467	16,117,777
Fourth Quarter 2020	26,499,980	0.226	20,888,830	5,315,845	26,204,675	18,489,229	7,715,446	18,489,229
	$91,970,559	$0.900	$66,631,465	$21,173,094	$87,804,559	$60,674,556	$27,130,003	$60,674,556
_________________
(1)Distributions during the year ended December 31, 2020 were based on daily record dates and calculated at a rate of $0.002459 per share per day. On January 12, 2021, our board of directors determined to reduce the distribution rate to $0.001438 per share per day commencing on February 1, 2021 and ending February 28, 2021, which was extended through April 30, 2021, and which if paid each day over a 365-day period is equivalent to $0.525 per share.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the year ended December 31, 2020, we paid aggregate distributions of $87,804,559, including $66,631,465 of distributions paid in cash and 1,372,828 shares of our common stock issued pursuant to our distribution reinvestment plan for $21,173,094. For the year ended December 31, 2020, our net loss was $115,527,612, we had FFO of $41,430,905 and net cash provided by operations of $60,674,556. For the year ended December 31, 2020, we funded $60,674,556, or 69%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $27,130,003, or 31%, from funds equal to amounts reinvested in our distribution reinvestment plan. Since inception, of the $286,397,059 in total distributions paid through December 31, 2020, including shares issued pursuant to our distribution reinvestment plan, 70% of such amounts were funded from cash flow from operations, 20% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 10% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”

Our long-term policy is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings or offering proceeds. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
We continue to monitor the outbreak of the COVID-19 pandemic and its impact on our liquidity. The magnitude and duration of the pandemic and its impact on our operations and liquidity has not materially adversely affected us as of the filing date of this annual report. However, if the outbreak continues, such impacts could grow and become material. Our operations could be materially negatively affected if the pandemic is prolonged, which could adversely affect our operating results and therefore our ability to pay our distributions.
Related-Party Transactions and Agreements
We have entered into agreements with SRI and its affiliates, including the Internalization Transaction, whereby we paid certain fees to, or reimbursed certain expenses of, paid other consideration to and will be paid certain fees for the performance of services provided to our Former Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” and Note 10 (Related Party Arrangements) to the consolidated financial statements included in this annual report for a discussion of the various related-party transactions, agreements and fees.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. There have been no significant changes to our accounting policies during the period covered by this report, except as discussed in Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this annual report.
Real Estate Assets
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
Noncontrolling interests
Noncontrolling interests represent the portion of equity that we do not own in an entity that is consolidated. Our noncontrolling interests are comprised of Class A-2 operating partnership units, or Class A-2 OP Units, in STAR III OP, our then- indirect subsidiary, which has now merged with and into the Current Operating Partnership, pursuant to the OP Merger described in Note 1 (Organization and Business), and Class B operating partnership units, or Class B OP Units, in SIR OP, now known as the Current Operating Partnership. We account for noncontrolling interests in accordance with ASC 810, Consolidation, or ASC 810. In accordance with ASC 810, we report noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity, or ASC 480, noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of December 31, 2020 and 2019, our noncontrolling interests qualified as permanent equity in the accompanying consolidated balance sheets and had a carrying value of $104,322,659 and $0, respectively. For more information on the Company’s noncontrolling interest, see Note 9 (Noncontrolling Interest) to our consolidated financial statements in this annual report for details.
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint venture entities in which we may exercise significant influence over, but do not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost including an outside basis difference, which represents the difference between the purchase price we paid for our investment in the joint venture and the book value of our equity in the joint venture, and subsequently adjusts it to reflect additional contributions or distributions, our proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. We recorded an

OTTI, on our investment in unconsolidated joint venture during the year ended December 31, 2020. No OTTI was recorded in the year ended December 31, 2019. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this annual report for details. We have elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Revenue Recognition - Operating Leases
The majority of our revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. We lease apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, we recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is probable and record amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that we will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on our statement of operations.
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
Residents’ Payment Plans Due to COVID-19
In April, 2020, the Financial Accounting Standards Board, or FASB, issued a FASB Staff Q&A related to ASC 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, or the ASC 842 Q&A, to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications, which may affect the economics of the lease for the remainder of the lease term. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not considered a ‘lease modification’ pursuant to ASC 842. This means both the lessor and lessee need not remeasure and reallocate the consideration in the lease contract, reassess the lease term or reassess lease classification and lease liability, provided that the concessions are considered to be a separate contract. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842 as described above.
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
We elected not to evaluate whether the COVID-19 Payment Plans and the Debt Forgiveness Program are lease modifications and therefore our policy is to account for the lease contracts with COVID-19 Payment Plans and Debt Forgiveness Program as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession (which in our case only applies to the COVID-19 Payment Plans) by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, we would treat that lease contract on a cash basis as defined in ASC 842.
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
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend would be exercised or the option to terminate would not be exercised. As the implicit rate in most leases are not readily determinable, our incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to our recent debt financing transactions, as well as publicly available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates. Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases. On January 1, 2019, we adopted ASU 2016-02 and its related amendments, or collectively, ASC 842, using the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance, which allowed to carry forward our original assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. See Note 15 (Leases) to our consolidated financial statements in this annual report for details for details.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. This allocation is based upon management’s determination of the value of the acquired assets and assumed liabilities, which requires judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation could involve estimated future cash flows which is highly subjective and is based in part on assumptions regarding future events. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We performed our annual assessment on October 1, 2020. As of December 31, 2020 and 2019, our goodwill included in the accompanying consolidated balance sheets had a carrying value of $125,220,448 and $0, respectively.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such commencing with the taxable year ended December 31, 2014. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. As a result of the Mergers, the Current Operating Partnership could be liable for state or local tax liabilities. Subsequent to the Internalization Transaction, we formed STAR TRS, Inc., or the TRS, a taxable REIT subsidiary that is a wholly owned indirect subsidiary of the Current Operating Partnership, which did not elect to qualify as a REIT and is therefore subject to federal and state income taxes. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe we are organized and operate in such a manner as to qualify for treatment as a REIT.
We follow the income tax guidance under GAAP to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2020 and December 31, 2019, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We have not been assessed material interest or penalties by any major tax jurisdictions. Our evaluation was performed for all open tax years through December 31, 2020.

Subsequent Events
Distributions Paid
On January 4, 2021, we paid distributions of $8,931,971, which related to distributions declared for each day in the period from December 1, 2020 through December 31, 2020 and consisted of cash distributions paid in the amount of $7,110,390 and $1,821,581 in shares issued pursuant to our distribution reinvestment plan.
On February 1, 2021, we paid distributions of $8,963,725, which related to distributions declared for each day in the period from January 1, 2021 through January 31, 2021 and consisted of cash distributions paid in the amount of $7,140,618 and $1,823,107 in shares issued pursuant to our distribution reinvestment plan.
On March 1, 2021, we paid distributions of $4,717,430, which related to distributions declared for each day in the period from February 1, 2021 through February 28, 2021 and consisted of cash distributions paid in the amount of $3,760,747 and $956,683 in shares issued pursuant to our distribution reinvestment plan.
Shares Repurchased
On January 29, 2021, we repurchased 282,477 shares of our common stock for a total repurchase value of $4,000,000, or $14.16 average price per share, pursuant to our share repurchase plan.
Share Repurchase Plan
On January 12, 2021, our board of directors amended our share repurchase plan to: (1) limit repurchase requests to death and qualifying disability only and (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $3,000,000. The amendment will be in effect on the repurchase date at April 30, 2021, with respect to repurchases for the three months ending March 31, 2021. Share repurchase requests that do not meet the requirements for death and disability will be cancelled (including any requests received during the first quarter of 2021).
Distributions Declared
On January 12, 2021, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on February 1, 2021 and ending on February 28, 2021. The distributions will be equal to $0.001438 per share of our common stock per day. The distributions for each record date in February 2021 will be paid in March 2021. The distributions will be payable to stockholders from legally available funds therefor.
On February 18, 2021, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on March 1, 2021 and ending on March 31, 2021. The distributions will be equal to $0.001438 per share of our common stock. The distributions for each record date in March 2021 will be paid in April 2021. The distributions will be payable to stockholders from legally available funds therefor.
On March 9, 2021, our board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2021 and ending on April 30, 2021. The distributions will be equal to $0.001438 per share of our common stock. The distributions for each record date in April 2021 will be paid in May 2021. The distributions will be payable to stockholders from legally available funds therefor.
Estimated Value per Share
On March 9, 2021, our board of directors determined an estimated value per share of our common stock of $15.55 as of December 31, 2020. In connection with the determination of an estimated value per share, our board of directors determined a price per share for the distribution reinvestment plan of $15.55, effective April 1, 2021.
Winter Storm Damage
In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where we own and operate our multifamily properties. The impact of the storms and the extreme cold temperatures affected our properties due to power outages and the freezing of water pipes. While our properties are fully insured we expect disruptions to operations at the impacted properties and delays in receiving insurance proceeds. An estimate of the financial effect of the damage cannot yet be made as of the date of filing this annual report.

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2020, the fair value of our fixed rate debt was $1,988,220,894 and the carrying value of our fixed rate debt was $1,856,230,174. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2020. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At December 31, 2020, the fair value of our variable rate debt was $258,021,783 and the carrying value of our variable rate debt was $273,015,497. Based on interest rates as of December 31, 2020, if interest rates are 100 basis points higher during the 12 months ending December 31, 2021, interest expense on our variable rate debt would increase by $2,683,407 and if interest rates are 100 basis points lower during the 12 months ending December 31, 2021, interest expense on our variable rate debt would decrease by $468,357.
At December 31, 2020, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.14%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.72% at December 31, 2020. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2020 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2020, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of December 31, 2020, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of December 31, 2020 were not in excess of the capped rates. See also Note 14 (Derivative Financial Instruments) to our audited consolidated financial statements included in this annual report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of this annual report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.                                       OTHER INFORMATION
None.

PART III
ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and their respective positions and offices are as follows:

Name	Age	Position
Rodney F. Emery	70	Chairman of the Board and Chief Executive Officer
Ella S. Neyland	66	Director, President, Chief Financial Officer and Treasurer
Ana Marie del Rio	66	Director
Kerry D. Vandell	74	Independent Director
G. Brian Christie	74	Independent Director
Thomas H. Purcell	70	Independent Director
Ned W. Brines	59	Independent Director
Stephen R. Bowie	70	Independent Director
Rodney F. Emery has served as our Chairman of the Board since August 2013 and as our Chief Executive Officer since September 2013. Mr. Emery also served as Chairman of the Board and Chief Executive Officer of SIR, positions he held from its inception in May 2009 through March 2020. In addition, Mr. Emery served as the Chairman of the Board and Chief Executive Officer of STAR III, positions he held from August 2015 and January 2016, respectively, through March 2020. Mr. Emery is the founder and a director of Steadfast Companies, a group of affiliated real estate investment and management companies and served as its Chief Executive Officer until September 1, 2020. Prior to founding Steadfast Companies in 1994, Mr. Emery served for 17 years as the President of Cove Properties, a diversified commercial real estate firm specializing in property management, construction and development with a specialty in industrial properties. Mr. Emery received a Bachelor of Science in Accounting from the University of Southern California and serves on the board of directors of several non-profit organizations.
Our Board of Directors, excluding Mr. Emery, determined that Mr. Emery is qualified to serve as one of our directors due to the leadership positions previously and currently held by Mr. Emery and Mr. Emery’s extensive experience acquiring, financing, developing and managing multifamily, hotel, office, industrial and retail real estate assets throughout the country.
 Ella S. Neyland has served as our President since September 2013, our Chief Financial Officer and Treasurer since June 2020 and as an affiliated director since August 2013. Ms. Neyland also served as President and affiliated director of SIR, positions she held from October 2012 through March 2020. Ms. Neyland served as an independent director of SIR from October 2011 to September 2012. In addition, Ms. Neyland served as the President and affiliated director of STAR III, positions she held from August 2015 and January 2016, respectively, through March 2020. Ms. Neyland was a founder of Thin Centers MD (“TCMD”) and served as its Chief Financial Officer from February 2011 to October 2011. Prior to founding TCMD, Ms. Neyland was a founder of SBMI, LLC, and served as its Chief Financial Officer from December 2008 to February 2011. From October 2004 to December 2008, Ms. Neyland was a financial advisor of Montecito Medical Investment Company, a private real estate acquisition and development company headquartered in Santa Barbara, California. From April 2001 to September 2004, Ms. Neyland served as the Executive Vice President, Treasurer and Investor Relations Officer of United Dominion Realty Trust, Inc., where she was responsible for capital market transactions, banking relationships and presentations to investors and Wall Street analysts. Prior to working at United Dominion Realty Trust, Inc., Ms. Neyland served as the Chief Financial Officer at Sunrise Housing, Ltd., from November 1999 to March 2001, and served as Executive Director of CIBC World Markets, from November 1997 to October 1999. From July 1990 to October 1997, Ms. Neyland served as the Senior Vice President of Finance and the Vice President of Troubled Debt Restructures/Finance for the Lincoln Property Company, a commercial real estate development and management company. From November 1989 to July 1990, Ms. Neyland was the Vice President/Portfolio Manager at Bonnet Resources Corporation, a subsidiary of BancOne. Prior to her employment at Bonnet Resources Corporation, Ms. Neyland served on the board of directors and as the Senior Vice President/Director of Commercial Real Estate Lending at Commerce Savings Association, a subsidiary of the publicly held American Century Corporation, from May 1983 to March 1989. Ms. Neyland received a Bachelor of Science in Finance from Trinity University in San Antonio, Texas.
 Our Board of Directors, excluding Ms. Neyland, determined that Ms. Neyland is qualified to serve as one of our directors due to Ms. Neyland’s prior service in real estate and banking.
Ana Marie del Rio has served as a director since April 6, 2020 and served as our Secretary and Compliance Officer from September 2013 through August 2020. Ms. del Rio also served as Secretary and Compliance Officer of SIR, positions she held from its inception in May 2009 through March 2020, and Secretary and Compliance Officer of STAR III, positions held from

August 2015 through March 2020. Ms. del Rio also serves as the Chief Legal Officer for Steadfast Companies and manages its Legal Services, Compliance and Risk Management Departments. In addition, Ms. del Rio works closely with Steadfast Management Company, Inc. in the management of Steadfast Companies’ residential apartment homes. Prior to joining Steadfast Companies in April 2003, Ms. del Rio was a partner in the public finance group at Orrick, Herrington & Sutcliffe, LLP, where she practiced from September 1993 to April 2003, representing both issuers and underwriters in financing single-family and multifamily housing and other types of public-private and redevelopment projects. From 1979 to 1993, Ms. del Rio co-owned and operated a campaign consulting and research company specializing in local campaigns and ballot measures. Ms. del Rio received a Juris Doctor from the University of the Pacific, McGeorge School of Law, and a Master of Public Administration and a Bachelor of Arts from the University of Southern California. Ms. del Rio serves on the Board of Directors of Project Access and Thomas House, each a nonprofit corporation, and is a lecturer for the University of California, Irvine, School of Law, Community and Economic Development Clinic.
Our Board of Directors, excluding Ms. del Rio, determined that Ms. del Rio is qualified to serve as one of our directors due to Ms. del Rio’s prior service in the real estate industry and legal compliance.
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
 Our Board of Directors, excluding Dr. Vandell, determined that Dr. Vandell is qualified to serve as one of our directors due to Dr. Vandell’s prior position as a real estate and finance professor and extensive consultative experience in the real estate industry.
 G. Brian Christie has served as one of our independent directors since August 2013. Mr. Christie has practiced as an attorney in the real estate, corporate and banking fields since 1979. Mr. Christie currently serves as a principal of Christie Law Firm, a position he has held since 2005. From 1998 to 2005, Mr. Christie served as Chief Executive Officer of Liti Holographics, Inc., a 3-D optical technology company. From 1992 to 1997, Mr. Christie served as a Director, Executive Vice President and General Counsel of ARV Assisted Living, Inc., or ARV, a company which acquired, developed and operated multifamily apartments, senior apartments and assisted living apartments. While at ARV, Mr. Christie was actively involved in the acquisition, development and operation of multifamily and assisted living apartment complexes and played an integral role in the listing of ARV on NASDAQ. Prior to joining ARV, Mr. Christie was a partner at the law firm of Good, Wildman, Hegness and Walley. Mr. Christie received a Bachelor of Arts from Calvary Bible College, a Master of Theology from Dallas Theological Seminary and a Juris Doctor from the University of Texas Law School. Mr. Christie is a member of the State Bar of California, the State Bar of Virginia, the State Bar of Texas (inactive), and the American Bar Association.
 Our Board of Directors, excluding Mr. Christie, determined that Mr. Christie is qualified to serve as one of our directors due to Mr. Christie’s prior experience as a director and officer in the multifamily industry.
 Thomas H. Purcell has served as one of our independent directors since August 2013. Mr. Purcell has been actively involved in the real estate development business since 1972. Since September 2009, Mr. Purcell has served as Chairman and Chief Executive Officer of the Curci Companies, a family real estate investment company that owns and manages real estate throughout the western United States. Before that, Mr. Purcell was Co-Founder and President of Spring Creek Investors, LLC, a private equity capital business focused on real estate development. Mr. Purcell also served as President of Diversified Shopping Centers, where he developed and managed neighborhood and community shopping centers. From 1977 to 1996, Mr. Purcell was Co-Founder and served as President of a shopping center development business that developed and renovated over four million square feet of retail shopping centers. Since 2007, Mr. Purcell has been Vice Chairman and board member of Bixby

Land Company, a private industrial REIT, where he also chairs the investment committee and is a member of the compensation committees. Mr. Purcell is a member of the International Council of Shopping Centers, or ICSC, and previously served as Western Division Vice President and on the Board of Trustees and Executive Committee of ICSC. He was Western Division Vice President of ICSC and served on the organization’s Board of Trustees and Executive Committee. He also was a trustee of the ICSC Educational Foundation. Mr. Purcell formerly served as a board member of the California Business Properties Association and an advisory board member of Buchanan Street Partners and Western National Realty Fund. Mr. Purcell received a Bachelor of Science in Finance from the University of Southern California.
 Our Board of Directors, excluding Mr. Purcell, determined that Mr. Purcell is qualified to serve as one of our directors due to Mr. Purcell’s prior experience as an executive of real estate investment and development companies.
Ned W. Brines has served as one of our independent directors since March 2020. Mr. Brines also served as an independent director of SIR from October 2012 to March 2020, an independent director of STAR III from January 2016 to March 2020 and served as an independent trustee of Stira Alcentra Global Credit Fund from March 2017 to May 2019. Mr. Brines is presently the Director of Investments for Arnel & Affiliates where he oversees the management of the assets of a private family with significant and diversified holdings. From 2012 to 2016, Mr. Brines served as the Chief Investment Officer for the Citizen Trust Wealth Management and Trust division of Citizens Business Bank, where he was responsible for the investment management discipline, process, products and related sources. In addition, in September 2008 Mr. Brines founded Montelena Asset Management, a California based registered investment adviser firm. From June 2010 to July 2012, Mr. Brines served as a portfolio manager for Andell Holdings, a private family office with significant and diversified holdings. From May 2001 to September 2008, Mr. Brines served as a Senior Vice President and senior portfolio manager with Provident Investment Counsel in Pasadena, managing its Small Cap Growth Fund with $1.6 billion in assets under management. Mr. Brines was with Roger Engemann & Associate in Pasadena from September 1994 to March 2001 where he served as both an analyst and portfolio manager for their mid cap mutual fund and large cap Private Client business as the firm grew from $3 billion to over $19 billion in assets under management. Mr. Brines earned a Master of Business Administration degree from the University of Southern California and a Bachelor of Science degree from San Diego State University. Mr. Brines also holds the Chartered Financial Analyst designation and is a member of the Global Capital Market Allocation Committee for the Milken Institute. Mr. Brines is involved in various community activities including serving on the investment committee of City of Hope.
Our Board of Directors, excluding Mr. Brines, determined that Mr. Brines is qualified to serve as one of our directors due to Mr. Brines’ prior investment management experience.
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
Our Board of Directors, excluding Mr. Bowie, determined that Mr. Bowie is qualified to serve as one of our directors due to Mr. Bowie’s prior experience in the real estate industry.
EXECUTIVE OFFICERS
Our executives and their respective positions and offices are as follows:

Name	Age	Position
Tim Middleton	49	Chief Investment Officer
Gustav Bahn	50	Chief Legal Officer and Corporate Secretary
Jason Stern	46	Chief Strategy Officer and Administrative Officer
Tiffany Stanley	47	Executive Vice President, Property Management
David Miller	42	Chief Accounting Officer

Tim Middleton has served our Chief Investment Officer since September 2020, and is responsible for our acquisition, disposition, real estate finance, asset management and risk management activities. Prior to joining the Company, Mr. Middleton spent 16 years with Steadfast Companies and was appointed Chief Investment Officer in 2017. During his time at Steadfast Companies Mr. Middleton closed over $4 billion in transactions. Before joining Steadfast Companies, Mr. Middleton worked for Trammell Crow Company where he provided real estate advisory services to major corporate clients in the Los Angeles area. Mr. Middleton graduated from the University of New Hampshire with a B.A. in Political Science and received his MBA from Vanderbilt University.
Gustav Bahn has served as our Chief Legal Officer and Corporate Secretary since September 2020. Mr. Bahn oversees our Legal Services Department and Investor Relations Department. Prior to joining the Company, Mr. Bahn served as Associate General Counsel, Securities & Investments for Steadfast Companies, a position he held since July 2016. Mr. Bahn also served as Corporate Secretary of Stira Alcentra Global Credit Fund, or SAGCF, and as General Counsel of Stira Investment Advisor, LLC, SAGCF’s registered investment adviser, from November 2016 to October 2019. Prior to joining Steadfast Companies, Mr. Bahn was a partner at the law firm of Alston & Bird LLP where his practice focused on securities law, private equity and mergers and acquisitions. Prior to joining Alston & Bird LLP in 2006, Mr. Bahn was an associate in the capital markets group of Paul, Weiss, Rifkind, Wharton & Garrison LLP in both the New York and London offices from 2000 to 2006. Mr. Bahn holds a B.A. in Economics and Political Science from the University of Tennessee, an M.Sc. from the London School of Economics and Political Science and a J.D. from Tulane Law School.
Jason Stern has served as our Chief Strategy & Administrative Officer since September 2020, and is responsible for developing and executing our corporate strategies & key initiatives. In this position, Mr. Stern oversees many of the corporate service teams including, Human Resources, Learning & Development, Information Technology, and Marketing & Experience. Mr. Stern held the same role with Steadfast Companies since January 2019. Before joining Steadfast, Mr. Stern was a turnaround executive and served as President/CEO of the following companies: Gift of Time, a change management consulting firm (December 2015 – January 2019), Paul’s TV & Appliances, a 48-store consumer electronics retailer (August 2014 – October 2015), Xceliware, a warehouse management software company (November 2009 – June 2014), and Adopt A High Maintenance Corporation (September 2004 – November 2009). In October 2015, Mr. Stern successfully led Paul’s TV & Appliance through an assignment for the benefit of creditors. Mr. Stern earned his bachelor’s degree from Washington University in St. Louis and his MBA degree from Harvard Business School.
Tiffany Stanley has served as our Executive Vice President of Property Management since September 2020. Prior to joining the Company, Ms. Stanley held multiple positions with Steadfast Companies, including Executive Vice President of Property Management from October 2019 and Vice President of Operational Initiatives from November 2018. Prior to joining Steadfast Companies, Ms. Stanley oversaw all regional operations in Colorado for Camden Property Trust since October 2005. Ms. Stanley has over 25 years of operational multifamily experience with all asset classes.
David Miller has served as our Chief Accounting Officer since September 2020. Mr. Miller oversees our accounting, financial reporting and tax compliance. Prior to joining the Company, Mr. Miller served as Vice President of Accounting of Steadfast REIT Investments, LLC, a position he held since June 2016. Mr. Miller served as Chief Accounting Officer of Stira Alcentra Global Credit Fund and Stira Investment Adviser, LLC from March 2017 to October 2019. Mr. Miller also served as Controller of Steadfast REIT Investments, LLC from July 2011 to June 2016. Prior to joining Steadfast REIT Investments, LLC, Mr. Miller served as an Assurance Senior Manager with BDO USA, LLP, an accounting and audit firm, where he served public and private clients in a variety of industries from November 2003 to June 2011. Mr. Miller received a B.A. in Business Administration from the California State University at Fullerton. He is a certified public accountant (CPA) and holds the Chartered Alternative Investment Analyst (CAIA) designation.
The Audit Committee
Our board of directors established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing: (1) the systems of our internal accounting and financial controls; (2) our financial reporting processes; (3) the independence, objectivity and qualification of our independent auditors; (4) the annual audit of our financial statements; and (5) our accounting policies and disclosures. The current members of the audit committee are G. Brian Christie, Kerry D. Vandell and Ned W. Brines. All of the members of the audit committee are “independent” as defined by our charter. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange, or NYSE, or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE. All members of the audit committee have significant financial and/or accounting experience. Our board of directors determined that Dr. Vandell satisfies the SEC’s requirements for our “audit committee financial expert” and also serves as the Chairman of the Audit Committee.
The Audit Committee adopted a written charter under which it operates. The Audit Committee Charter is available on our website at www.steadfastliving.com. The audit committee held four meetings during the year ended December 31, 2020.
Investment Committee
Our board of directors established an investment committee. Our board of directors delegated to the investment committee certain responsibilities with respect to investment in specific investments and the authority to review our investment policies and procedures on an ongoing basis. The investment committee must at all times be comprised of at least three members, a majority of whom must be independent directors. The current members of the investment committee are Thomas H. Purcell, Kerry D. Vandell and Stephen R. Bowie with Mr. Bowie serving as the chairman of the investment committee.
With respect to investments, the investment committee has the authority to approve all acquisitions, developments and dispositions of real estate and real estate-related assets consistent with our investment objectives, for a purchase price, total project cost or sales price of up to $150 million. The investment committee held two meetings during the year ended December 31, 2020.
Valuation Committee
Our board of directors established a valuation committee. The valuation committee’s function, as recommended by the IPA, is to perform the following functions in connection with the determination of an estimated per share value of our common stock: (1) ratify and approve the engagement of valuation advisory services, its scope of work and any amendments thereto, (2) review and approve the proposed valuation process and methodology to be used to determine the estimation of the per share value of our common stock, (3) review the reasonableness of the valuation or range of value resulting from the process and (4) recommend the final proposed valuation for approval by the board of directors. The current members of the valuation committee are Thomas H. Purcell, Kerry D. Vandell and Stephen R. Bowie, with Mr. Purcell serving as chairman of the valuation committee. The valuation committee held one meeting during the year ended December 31, 2020.
Special Committee
Our board of directors established a special committee. The special committee was formed for the purpose of reviewing, considering, investigating, evaluating, proposing and negotiating the Company’s mergers with each of SIR and STAR III and, among other matters, determining whether the mergers were fair and in the best interests of the Company and its stockholders. The special committee also negotiated the Internalization Transaction. The members of the special committee, through March 2020, were Thomas H. Purcell, G. Brian Christie and Kerry D. Vandell, and after March 2020, Ned W. Brines and Stephen R. Bowie joined the special committee, with Mr. Purcell serving as the chairman of the special committee. The special committee held 26 meetings during the year ended December 31, 2020.
Compensation Committee
Our Board of Directors established a compensation committee on September 30, 2020. The compensation committee was formed for the purpose of assisting our board of directors in fulfilling its responsibilities with respect to officer and director compensation. Prior to the establishment of the compensation committee, our board of directors fulfilled all of the responsibilities with respect to officer and director compensation. The compensation committee will assist the board of directors in this regard by: (1) reviewing and approving our corporate goals with respect to compensation of executive officers; (2) reviewing and acting on compensation levels and benefit plans for our executive officers, (3) recommending to our board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (4) administering and granting awards under our Employee and Director Long-Term Incentive Plan; and (5) setting the terms and conditions of such awards in accordance with the Employee and Director Long-Term Incentive Plan. The compensation committee fulfills these responsibilities in accordance with current laws, rules and regulations. The members of the compensation committee are G. Brian Christie, Ned W. Brines and Thomas H. Purcell, with Mr. Brines serving as chairman of the compensation committee. Our board of directors has determined that each member of the compensation committee is a “non-employee director” as defined in the SEC’s Rule 16b-3.
The compensation committee adopted a written charter under which it operates. The compensation committee charter is available on our website at www.steadfastliving.com. The compensation committee held one meeting during the year ended December 31, 2020.
Nominating and Corporate Governance Committee
Our board of directors established a nominating and corporate governance committee on September 30, 2020. The primary focus of the nominating and corporate governance committee is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The nominating and corporate governance committee will assist our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) considering and acting on any conflicts-

related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving any of our affiliates. The nominating and corporate governance committee fulfills these responsibilities primarily by carrying out the activities enumerated in the nominating and corporate governance committee charter and in accordance with current laws, rules and regulations.
Our board of directors also will consider recommendations made by stockholders for nominees of the board of directors. In order to be considered by our board of directors, recommendations made by stockholders must be submitted within the timeframe required to request a proposal to be included in the proxy materials. In evaluating the persons recommended as potential members of the board of directors, our board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that our board of directors determines are relevant. Stockholders may directly nominate potential members for the board of directors (without the recommendation of our board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.
The members of the nominating and corporate governance committee are G. Brian Christie, Ned W. Brines and Stephen R. Bowie, with Mr. Christie serving as chairperson of the nominating and corporate governance committee.
The nominating and corporate governance committee adopted a written charter under which it operates. The nominating and corporate governance committee’s charter is available on our website at www.steadfastliving.com. The nominating and corporate governance committee held two meetings during the year ended December 31, 2020.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of our common stock to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) of our common stock and statements of changes in beneficial ownership (Forms 4 and 5) of our common stock. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2020, or written representations that no additional forms were required, we believe that all required Section 16(a) filings were timely and correctly made by reporting persons during the year ended December 31, 2020, except the Form 4s for Messrs. Brines and Bowie filed on March 6, 2020, inadvertently omitted the grant of 3,333 shares of restricted common stock upon their election to our board of directors. We subsequently amended the Form 4s to include the grant of restricted common stock.
Code of Conduct and Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics can be found at our website: http://www.steadfastliving.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure by posting such information on our website as necessary.
ITEM 11.                                        EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs, for the fiscal year 2020. Our NEOs for the fiscal year 2020 were Rodney F. Emery, Chairman of the board of directors and Chief Executive Officer, Ella S. Neyland, President, Chief Financial Officer and Treasurer, Tim Middleton, Chief Investment Officer, Gustav Bahn, Chief Legal Officer and Corporate Secretary, and Jason Stern, Chief Strategy & Administrative Officer.
Overview of Compensation Program and Philosophy
Pre-Internalization Compensation Summary
Prior to the completion of the Internalization Transaction on August 31, 2020, we had no employees and were externally managed by the Former Advisor pursuant to the Advisory Agreement. The Former Advisor provided us with our executive officers and investment team, and administered our business activities and day-to-day operations. The Former Advisor paid our executive officers and others who provided services to us from the fees collected pursuant to the Advisory Agreement and other sources. For so long as we were externally managed, we did not pay any cash or other compensation to our NEOS, nor did we make any grants under our 2013 Incentive Plan of any kind to our NEOs or provide any pension benefits or nonqualified deferred compensation. The Former Advisor made all decisions regarding the compensation of the executive officers, and any allocation by the Former Advisor or fees collected pursuant to the Advisory Agreement relating to compensation for the executive officers and other employee benefits was solely in the discretion of the Former Advisor.
During the period prior to the Internalization Transaction, we did not play a direct role in establishing or setting the level of compensation or the measures on which incentives or long-term incentives, if any, would be based. During the period from January 1, 2020 through December 31, 2020, we paid the Former Advisor approximately $48,525,831 in fees pursuant to the Advisory Agreement, and reimbursed the Former Advisor for approximately $1,917,628 for out-of-pocket expense (which payments and reimbursements were all made with respect to the services provided and expenses incurred by the Former Advisor prior to the completion of the Internalization Transaction on August 31, 2020). The Former Advisor used a portion of the fees collected pursuant to the Advisory Agreement, as well as other sources, to compensate its employees.
Post-Internalization Compensation Summary
Upon the completion of the Internalization Transaction, we, through SRS, entered into an offer letter with Mr. Emery and employment agreements with our NEOs other than Mr. Emery, which became effective on September 1, 2020. Since that time, SRS has provided the NEOs’ cash and other compensation and benefits pursuant to their employment agreements and offer letter, as applicable.
2020 Compensation Strategy
The Compensation Committee intends to provide competitive compensation arrangements for our executives based on market data, current compensation trends and internal equity considerations. While the Compensation Committee does not target any particular peer group percentile for any compensation element, the Compensation Committee does take into consideration market pay levels into the overall decision-making process.
Additionally, our NEO compensation program is designed to reward our NEOs using a balanced approach that incorporates cash incentives subject to an assessment of our financial and operating results and equity awards that promote retention and alignment with our shareholders. In 2020, approximately 48% of our executives’ compensation was paid in the form of equity with long-term vesting.
Our Compensation and Governance Practices & Policies
We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

•Compensation Committee comprised solely of independent directors	•No significant perquisites
•Independent compensation consultant	•No guarantees for salary increases
•Significant portion of total compensation in the form of equity awards with long-term vesting	•No tax gross ups to our NEOs
Determining Compensation for Named Executive Officers
Role of the Compensation Committee
Our board of directors established a Compensation Committee on September 30, 2020. The Compensation Committee of the board of directors is comprised entirely of independent directors and operates under a written charter. The Compensation Committee is responsible for determining compensation for all of our NEOs, including evaluating compensation policies, approving target and actual compensation for executives and administering our equity incentive programs.
Role of Management
Our Chief Executive Officer plays an important role in setting compensation for our other executive officers by assisting the Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for NEOs other than himself. Final decisions on the design of the compensation program, including total compensation are ultimately made by the Compensation Committee.
Role of Compensation Consultants
The Compensation Committee is authorized to hire the services of a compensation consultant to be used to assist in the review and establishment of our compensation programs and related policies. In connection with the negotiations between the us and the Former Advisor regarding the Internalization Transaction, the special committee of our board of directors engaged FPL Associates, L.P., or FPL, an independent executive compensation consulting firm, to advise the special committee on the post-Internalization Transaction executive compensation design. The Compensation Committee has sole authority to set the terms of engagement with FPL or any other compensation consultant. The Company has determined that FPL is independent and there was no conflict of interest between the Company and FPL during FPL’s engagement in 2020.
Compensation Objectives and Philosophy
The Compensation Committee believes that our compensation program for executive officers should:
•attract, retain and motivate highly-skilled executives;
•pay for performance;
•reward management to balance short-term goals against longer-term objectives without encouraging excessive risk-taking; and
•align the interests of management and stockholders through the use of equity-based compensation.
The special committee applied this philosophy in establishing each of the elements of executive compensation for the fiscal year ended December 31, 2020.
Peer Group
To assist the special committee in developing the post-Internalization Transaction compensation for our NEOs, FPL was engaged to examine current market compensation practices. In connection with that process, FPL provided the special committee with a market-based compensation analysis summarizing the executive compensation practices among a peer group of companies consisting of REITs reasonably comparable in size in terms of total capitalization and either (i) multifamily REITs, (ii) diversified REITs with a significant multifamily portfolio, (iii) southern California-based REITs, and/or (iv) non-traded REITs. At the time of approval, our total capitalization on a relative basis was slightly above the median of the peer group. The peer group was utilized to assist the special committee in understanding current compensation structures and practices. However, the special committee did not rely solely upon the peer group compensation levels to determine the compensation of our NEOs or other executive officers, but used the compensation levels, structures and practices of the peer group as one of the many factors to formulate the our executive compensation structure. The compensation of our NEOs is not tied to a specified percentile of a peer group. The peer group utilized by the Compensation Committee in establishing compensation metrics for our NEOs for the fiscal year 2020 was comprised of the following:

2020 Executive Compensation Peer Group (“Peer Group”)
Apartment Investment and Management Company	Preferred Apartment Communities, Inc.	CareTrust REIT, Inc.
Bluerock Residential Growth REIT, Inc.	American Assets Trust, Inc.	Retail Opportunity Investment Corp.
Camden Property Trust	JBG SMITH Properties	Griffin Capital Essential Asset REIT, Inc.
Independence Realty Trust, Inc.	Mack-Cali Realty Corporation	InvenTrust Properties Corp.
Investors Real Estate Trust	Washington Real Estate Investment Trust	Phillips Edison & Company, Inc.
Say-on-Pay Vote
The Compensation Committee will carefully consider the results of the non-binding stockholder advisory vote on the compensation of our NEOs to be held at its next annual meeting of stockholders, along with other expressions of stockholder views it receives on specific policies and desirable actions, in making future determinations regarding the compensation of our NEOs.
Elements of 2020 Executive Compensation
Our executive compensation program in 2020 for the NEOs consisted of base salary, annual cash incentive opportunity and restricted stock awards. For 2020, we did not provide to our NEOs long-term equity incentive awards. Going forward, we anticipate that the components of our NEOs’ compensation will consist of annual salaries, annual cash incentive opportunities and long-term equity incentive awards.
Base Salary
The Compensation Committee believes that payment of a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. Base salaries are reviewed annually to assess if adjustments are necessary. Subject to our existing contractual obligations in our CEO’s offer letter and in our other NEOs’ employment agreements, we expect the Compensation Committee to consider base salary levels for our NEOs annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. The goal is to provide salaries at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary levels also affect the annual cash incentive compensation of the NEOs (with the exception of Mr. Emery) because the annual incentive target opportunity of each NEO is expressed as a percentage of base salary or base payment (as applicable).
The following items are generally considered when determining base salary levels:
•market data provided by our outside consultants;
•our financial resources;
•the NEO’s experience, scope of responsibilities, performance and prospects; and
•internal equity in relation to the other executive officers with similar levels of experience, scope of responsibilities, performance and prospects.
Effective September 1, 2020, the annualized base salaries for our NEOs for the fiscal year ended December 31, 2020 were as follows:

Name	Annualized Base Salary for the Year Ended December 31, 2020
Rodney F. Emery	$55,000
Ella Neyland	450,000
Tim Middleton	450,000
Gustav Bahn	400,000
Jason Stern	400,000
$1,755,000
Annual Cash Incentive Compensation
It is the intention of the Compensation Committee to make a meaningful portion of each of our executives’ compensation in future years contingent on achieving certain performance targets and an executive’s individual objectives in that year. As part of such contingent consideration in future years, during the terms of their employment agreements, our current NEOs (with the exception of Mr. Emery) will be eligible to receive annual cash incentives, each, an “Annual Cash Incentive”, with a target Annual Cash Incentive opportunity of not less than 50% of the executive’s Base Salary, or the “Target Annual Cash Incentive”. Mr. Emery will not be eligible to receive an Annual Cash Incentive because he is currently not a party to an employment agreement with us. For 2020, each of our current NEOs (with the exception of Mr. Emery) earned an Annual Cash Incentive and we agreed, in connection with the Internalization Transaction employment negotiations, that each executive’s Annual Cash Incentive would not be less than his or her full Target Annual Cash Incentive. The annual incentives are determined and payable as soon as practicable after year-end, but no later than March 15.
Long-Term Equity Incentive Awards
Each NEO will also be eligible to receive equity and/or other long-term incentive awards under any applicable plan or program adopted by us during the executive’s term of employment. Except for the grants discussed below, any such long-term incentives will be in the discretion of the board of directors or the Compensation Committee.
Time-Based Equity Awards. The objective of our time-vested equity award component is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. The Compensation Committee believes that these time-vested awards are necessary to successfully attract qualified executives, including our NEOs and other executive officers, and will continue to be an important incentive for promoting executive and employee retention going forward.
As part of the Internalization Transaction and pursuant to the terms of the employment agreements, we granted initial equity awards to our NEOs (with the exception of Mr. Emery) in September 2020 to encourage retention and alignment with the long-

term growth and performance of the Company. Mr. Emery will not be eligible to receive equity awards because he is currently not a party to an employment agreement with us.
On September 1, 2020, the NEOs (with the exception of Mr. Emery) were issued restricted stock grants under the terms of the 2013 Incentive Plan, which grants had been approved by the special committee of the board of directors and the full board of directors. The grants vest 50% on the second anniversary of the closing of the Internalization Transaction, or the Closing, and 50% on the third anniversary of the Closing (collectively, the “2020 Restricted Stock Awards”).
Vesting of the awards is subject to the executive’s continued employment with the Company through each applicable vesting date, except in the event of the executive’s death or disability, in which case any unvested portion of the awards will become fully vested. The restricted stock awards provide the executives with rights as a stockholder in respect of vested and unvested shares, including the right to vote and the right to dividends (which accrue and are payable at vesting). In the case of restricted stock awards, the Compensation Committee may provide that ordinary cash dividends declared on the shares before they are vested (i) will be forfeited, (ii) will be deemed to have been reinvested in additional shares or otherwise reinvested, or (iii) will be paid or distributed to the executive as accrued.
In the event of a termination of the executive’s employment by the Company without “cause” or by the executive for “good reason” within 12 months following a change in control, any unvested portion of the 2020 Restricted Stock Awards will become fully vested at the time of such termination. Additionally, if the 2020 Restricted Stock Awards are unvested at the time of a Change in Control of the Company (as defined in the employment agreement) and they are not assumed or substituted for equivalent awards as part of the Change in Control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the Change in Control transaction.
The number of shares of restricted stock granted to each of the executives, as set forth below, was determined by dividing the value of the 2020 Restricted Stock Award for the executive as pursuant to the terms of his or her employment agreement by the then-most recent publicly disclosed estimated value per share as the determined by the Board.

Executive	Number of Shares of 2020 Restricted Stock Awards vesting over 3 years	Grant Date fair value of Restricted Stock Awards
Ella Neyland	29,547	$450,000
Tim Middleton	29,547	450,000
Gustav Bahn	19,698	300,000
Jason Stern	13,132	200,000
	91,924	$1,400,000
Risk Mitigation
Our executive compensation program is designed to achieve an appropriate balance between risk and reward that does not encourage excessive risk-taking. We believe that our annual cash incentive program and equity compensation program contain appropriate risk mitigation factors, as summarized below:
•cap on award;
•balance of short-term and long-term incentives through annual cash incentives and long-term equity compensation;
•substantial portion of total compensation is in the form of long-term equity awards; and
•three-year vesting based on continued service as of the vesting date.
Other Plans, Perquisites and Personal Benefits
Each of our NEOs is eligible to participate in all of our compensatory and benefit plans on the same basis as our other similarly situated employees.
Employment and Severance Arrangements
Mr. Emery’s offer letter and other NEOs’ employment agreements provide for various severance and change in control benefits and other terms and conditions of employment, as described in further detail in “Potential Payments Upon Termination or Change in Control” below.

Employee Benefits
We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Our executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. We also provide a matching contribution under our 401(k) savings plan to employees generally, including our executives, up to the Internal Revenue Service limitations for matching contributions.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the information required by Item 402(b) of Regulation S-K and, based on such review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Submitted by the Compensation Committee of the board of directors:
Ned W. Brines (Chair)
G. Brian Christie
Kerry D. Vandell
The preceding Compensation Report to stockholders is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, in whole or in part, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of the directors listed as signatories to the above Compensation Committee Report. During 2020:
•none of our executive officers was a director of another entity where one of that entity’s executive officers served on the Compensation Committee;
•no member of the Compensation Committee was during the year or formerly an officer or employee of the Company or any of its subsidiaries;
•no member of the Compensation Committee was during the year or formerly an officer or employee of the Company or any of its subsidiaries;
•no member of the Compensation Committee entered into any transaction with our Company in which the amount involved exceeded $120,000;
•none of our executive officers served on the Compensation Committee of any entity where one of that entity’s executive officers served on the Compensation Committee; and
•none of our executive officers served on the Compensation Committee of another entity where one of that entity’s executive officers served as a director on our board of directors.

SUMMARY COMPENSATION TABLE
The following table sets forth a summary of all compensation earned, awarded or paid, as applicable, to our NEOs in the fiscal year ended December 31, 2020, which is the first fiscal year in which our executive officers were paid directly by us following the Internalization Transaction.

Name and principal position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total Compensation
Rodney F. Emery, Chairman of the Board and Chief Executive Officer	2020	$18,333	$—	$—	$2,839	$21,172
Ella Neyland, President, Chief Financial Officer and Treasurer	2020	150,000	450,000	225,000	12,585	837,585
Tim Middleton, Chief Investment Officer	2020	150,000	450,000	225,000	14,935	839,935
Gustav Bahn, Chief Legal Officer and Corporate Secretary	2020	133,333	300,000	200,000	12,268	645,601
Jason Stern, Chief Strategy & Administrative Officer	2020	133,333	200,000	200,000	9,998	543,331
		$584,999	$1,400,000	$850,000	$52,625	$2,887,624
_________________
(1)The values for stock in this column reflect the aggregate grant date fair value of restricted stock unit awards granted on September 1, 2020, pursuant to our 2013 Incentive Plan, based on the estimated NAV per share on September 1, 2020 of $15.23. The grants vest 50% on the second anniversary of the Closing and 50% on the third anniversary of the Closing. Additional information regarding these awards appears under the heading “Elements of Executive Compensation - Long-Term Equity Incentive Awards” in the Compensation Discussion and Analysis. The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted, computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)Includes employer contributions to the 401(k) safe harbor contributions, benefit plans; and the value of the cash and stock distributions, as applicable, issued to the NEOs in 2020 on the restricted stock awards granted on September 1, 2020.
GRANTS OF PLAN-BASED AWARDS
The following table summarizes all grants of plan-based awards made to our NEOs in 2020.

Name	Grant Date	All other stock awards: number of shares of stock	Grant date fair value of stock and option awards(1)
Rodney F. Emery	n/a	n/a	n/a
Ella Neyland	9/1/2020	29,547	$450,000
Tim Middleton	9/1/2020	29,547	450,000
Gustav Bahn	9/1/2020	19,698	300,000
Jason Stern	9/1/2020	13,132	200,000
		91,924	$1,400,000
_________________
(1)The values for stock in this column reflect the aggregate grant date fair value of restricted stock unit awards granted on September 1, 2020, pursuant to our 2013 Incentive Plan, based on the estimated NAV per share on September 1, 2020 of $15.23. The grants vest 50% on the second anniversary of the Closing and 50% on the third anniversary of the Closing. Additional information regarding these awards appears under the heading “Elements of Executive Compensation - Long-Term Equity Incentive Awards” in the Compensation Discussion and Analysis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2020
The following table presents information about our NEOs’ outstanding equity awards as of December 31, 2020. The equity awards reported as Stock Awards consist of unvested time-based restricted stock units.

Name	Stock Awards
	Number of shares or units of stock that have not yet vested(1)	Market value of shares or units of stock that have not vested(2) ($)
Rodney F. Emery	n/a	n/a
Ella Neyland	29,547	$450,000
Tim Middleton	29,547	450,000
Gustav Bahn	19,698	300,000
Jason Stern	13,132	200,000
	91,924	$1,400,000
_________________
(1)The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date, provided that the NEO remains continuously employed by us on each such date, pursuant to the NEO’s restricted stock grant agreement.
(2)Market value is based on estimated value per share of $15.23 as of December 31, 2020.
NARRATIVE DISCUSSION OF SUMMARY COMPENSATION TABLE
We provide additional disclosure below of factors relating to the Summary Compensation Table, including descriptions of the employment agreements with our NEOs and offer letter with Mr. Emery. For further narrative disclosures concerning the information set forth in the Summary Compensation Table, please see the “Compensation Discussion and Analysis” section above.
Employment Agreements
On September 1, 2020, SRS entered into employment agreements, collectively, the “Employment Agreements”, as amended by Amendment No. 1 of the Employment Agreements with each of Messrs. Middleton, Stern and Bahn and Ms. Ella S. Neyland.
Term. The Employment Agreements became effective as of the Closing and will continue in effect through the third anniversary of the Closing which is referred to as the “Initial Term”, unless terminated sooner pursuant to the Employment Agreements. Commencing on the last day of the Initial Term and on each subsequent anniversary of such date, the term of the Employment Agreements shall be automatically extended for successive one-year periods; provided, however, that either the Company or the executive may elect not to extend the term of employment by giving at least 180 days prior written notice.
Compensation. The Employment Agreements provide that Messrs. Middleton, Stern and Bahn, and Ms. Neyland will receive an annual base salary of $450,000, $400,000, $400,000, and $450,000, respectively. Messrs. Middleton, Stern, Bahn and Ms. Neyland will be eligible to receive an annual cash incentive with a target amount of at least 50% of his or her annual base salary (each, a “Target Annual Incentive”), based on criteria and goals established by the Board or a Board committee; provided that their 2020 annual incentives were not less than the full Target Annual Incentives.
The Executives will also be eligible to receive equity and/or other long-term incentive awards, in the discretion of the Board or the Compensation Committee.
Subject to each executive’s continued employment through the grant date, in the third quarter of calendar year 2020, Messrs. Middleton, Bahn, Stern and Ms. Neyland received 2020 Restricted Stock Awards with a grant date fair value of $450,000, $300,000, $200,000, and $450,000, respectively, each to be granted under and subject to the terms of the 2013 Incentive Plan and award agreements. The 2020 Restricted Stock Awards will vest ratably over three years following the grant date, subject to the executive’s continuous employment through the applicable vesting dates, with certain exceptions.

Subject to each executive’s continued employment through the grant date, in the first quarter of calendar year 2021, Messrs. Middleton, Bahn, Stern and Ms. Neyland will receive an award of time-based restricted stock, or the “Time-Based 2021 Award”, with a grant date fair value of $225,000, $200,000, $200,000, and $225,000, respectively, each to be granted under and subject to the terms of the 2013 Incentive Plan and award agreements. The Time-Based 2021 Awards will vest ratably over three years following the grant date, subject to the executive’s continuous employment through the applicable vesting dates, with certain exceptions.
The executives will also be eligible to participate in all employee benefit programs made available to the Company’s employees generally from time to time and to receive certain other perquisites, each as described in their respective Employment Agreement.
Severance. Under the Employment Agreements, if the executive’s employment is terminated by the Company without “cause” or by the executive for “good reason” (as each term is defined in the Employment Agreements) and the executive executes a release of claims, the executive will be entitled to (1) a series of cash payments totaling a multiple of one if the termination does not occur within 12 months after a Change in Control of the Company and one and one half if the termination occurs within 12 months after a Change in Control of the sum of his or her then-current base salary and Target Annual Incentive for the then-current calendar year (annualized if the termination occurs in 2020); (2) vesting of all outstanding equity-based awards that are subject solely to time-based vesting conditions and (3) if the Executive elects continuation of coverage under the Company’s group health plan, continuation of subsidized health care coverage for 12 months (or 18 months in the case of a Change of Control) or, if earlier, until the executive becomes eligible for health care coverage from another employer or eligibility for continuation of coverage under any Company group health plan ends.
Under the 2013 Incentive Plan, with respect to awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with a change in control (see 2013 Incentive Plan for a definition of “change of control”, “cause” and “good reason” related to the plan): if within two years after the effective date of the change in control, an executive’s employment is terminated without cause or the executive resigns for good reason, then (i) all of that executive’s outstanding options and other awards in the nature of rights that may be exercised will become fully exercisable, (ii) all time-based vesting restrictions on his or her outstanding awards will lapse, and (iii) the payout level under all of that executive’s performance-based awards that were outstanding immediately prior to effective time of the change in control will be determined and deemed to have been earned as of the date of termination based upon (A) an assumed achievement of all relevant performance goals at the “target” level if the date of termination occurs during the first half of the applicable performance period, or (B) the actual level of achievement of all relevant performance goals against target (measured as of the end of the calendar quarter immediately preceding the date of termination), if the date of termination occurs during the second half of the applicable performance period, and, in either such case, there will be a pro rata payout to such executive within sixty (60) days following the date of termination of employment unless a later date is required, based upon the length of time within the performance period that has elapsed prior to the date of termination of employment. Upon the occurrence of a change in control, and except with respect to any awards assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by a committee of the board or the board of directors: (i) outstanding options and other awards in the nature of rights that may be exercised shall become fully exercisable, (ii) time-based vesting restrictions on outstanding awards shall lapse, and (iii) the target payout opportunities attainable under outstanding performance-based awards shall be deemed to have been fully earned as of the effective date of the change in control based upon (A) an assumed achievement of all relevant performance goals at the “target” level if the change in control occurs during the first half of the applicable performance period, or (B) the actual level of achievement of all relevant performance goals against target measured as of the date of the change in control, if the change in control occurs during the second half of the applicable performance period, and, in either such case, there will be a pro rata payout to the executives within sixty (60) days following the change in control (unless a later date is required), based upon the length of time within the performance period that has elapsed prior to the change in control. Any awards shall thereafter continue or lapse in accordance with the other provisions of the 2013 Incentive Plan and the Award Certificate.
Employee Benefits. Amendment No. 1 to the Employment Agreements provides that, effective January 1, 2021, each executive have an unlimited amount of paid time off each calendar year. Any accrued but unpaid paid time off as of January 1, 2021 will be paid to the executives by the Company.
Each Employment Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of each of the executives on the one hand and the Company on the other hand to disparage the other.

Offer Letter to our Chief Executive Officer
In connection with the Internalization Transaction, on September 1, 2020, Rodney F. Emery accepted an offer letter of employment, which sets forth the terms and conditions of Mr. Emery’s service as the Company’s Chief Executive Officer, or the Offer Letter. The Offer Letter provides that Mr. Emery’s employment with SRS will be at-will. Mr. Emery’s annual base salary will be $55,000, which will be subject to applicable deductions and withholdings and paid in accordance with the Company’s regular payroll practices. Mr. Emery will be eligible for the same benefit programs as the Company offers to similarly situated employees from time to time, subject to eligibility requirements and the terms of those programs.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As described above, the Employment Agreements provide our named executive officers with, among other things, base salary, incentive and certain payments at, following and/or in connection with certain terminations of employment or a change in control involving the Company. As used above, the terms “cause,” “change in Control,” “disability” and “good reason” shall have the respective meanings set forth in the respective employment agreements and award agreements, as applicable.

SUMMARY OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name	Benefits	Change in control without termination of employment on 12/31/2020	Termination by the Company for Cause	Voluntary termination by executive without good reason	Resignation of all other positions	Termination by Company without Cause or Resignation with Good Reason as of 12/31/2020 ($)	Retirement on 12/31/2020(1) ($)	Termination due to death or disability as of 12/31/2020 ($)
Rodney F. Emery
	Base Severance Payment	$—	$—	$—	$—	$—	$—	$—
	Accelerated Vesting of Restricted Stock Awards	—	—	—	—	—	—	—
	Other(2)	—	—	—	—	—	—	—
	Total	$—	$—	$—	$—	$—	$—	$—
Ella Neyland
	Base Severance Payment	$1,237,500	$—	$—	$—	$900,000	$225,000	$225,000
	Accelerated Vesting of Restricted Stock Awards	450,000	—	—	—	450,000	—	—
	Other(2)	7,722	—	—	—	5,148	—	—
	Total	$1,695,222	$—	$—	$—	$1,355,148	$225,000	$225,000
Tim Middleton
	Base Severance Payment	$1,237,500	$—	$—	$—	$900,000	$225,000	$225,000
	Accelerated Vesting of Restricted Stock Awards	450,000	—	—	—	450,000	—	—
	Other(2)	27,645	—	—	—	18,430	—	—
	Total	$1,715,145	$—	$—	$—	$1,368,430	$225,000	$225,000
Gustav Bahn
	Base Severance Payment	$1,100,000	$—	$—	$—	$800,000	$200,000	$200,000
	Accelerated Vesting of Restricted Stock Awards	300,000	—	—	—	300,000	—	—
	Other(2)	18,447	—	—	—	12,298	—	—
	Total	$1,418,447	$—	$—	$—	$1,112,298	$200,000	$200,000
Jason Stern
	Base Severance Payment	$1,100,000	$—	$—	$—	$800,000	$200,000	$200,000
	Accelerated Vesting of Restricted Stock Awards	200,000	—	—	—	200,000	—	—
	Other(2)	27,409	—	—	—	18,273	—	—
	Total	$1,327,409	$—	$—	$—	$1,018,273	$200,000	$200,000
_________________
(1)The NEOs are only entitled to the vested amount of their respective accounts under the 2013 Incentive Plan as of the retirement or termination date. Additionally, the NEOs will not receive any additional compensation upon retirement, and any accelerated vesting of their equity awards may be subject to the discretion of the Compensation Committee.
(2)Includes healthcare benefits and vesting in full of the unvested amount of the NEO’s account pursuant to the terms of the NEOs’ respective employment agreements.
For purposes of the table above, we have made the following assumptions where applicable:

•the date of termination is December 31, 2020;
•the payments are based on the terms of the NEO’s respective employment agreements and the applicable award agreements governing unvested equity awards;
•the NEOs’ respective restricted stock unit awards were assumed, continued, converted or replaced with a substantially similar award by the Company or a successor entity or its parent or subsidiary in connection with a Change in Control;
•there is no earned, accrued but unpaid salary;
•the premiums for the NEO’s health plan coverage, life insurance, long-term disability insurance and accidental death and dismemberment insurance is constant throughout the year.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Rodney F. Emery, Chief Executive Officer, or the CEO:
For 2020, our last completed fiscal year:
•the annual total compensation of the employee identified at median of our company (other than our CEO), was $17,171; and
•the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $17,811.
The annual total compensation is based on compensation earned from September 1, 2020 through December 31, 2020. Prior to September 1, 2020, we had no employees. On August 31, 2020, we completed our Internalization Transaction and our current management and investment teams, who were previously employed by our Former Advisor, became employed by an indirect subsidiary of ours.
Based on this information, for 2020, the ratio of the annual total compensation of Mr. Emery, our Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 104%.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows: (a) we determined that, as of December 31, 2020, our employee population consisted of approximately 639 individuals, and (b) to identify the “median employee” from our employee population, we collected actual base salary, incentive paid, and any overtime paid during the period from September 1, 2020 through December 31, 2020.

DIRECTOR COMPENSATION
We have provided below certain information regarding compensation earned by or paid to our directors during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash in 2020(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation(2)	Total
G. Brian Christie(3)(4)	$199,000	$75,000	$—	$—	$—	$8,764	$282,764
Thomas H. Purcell(3)(4)	216,500	75,000	—	—	—	—	291,500
Kerry D. Vandell(3)(4)	204,500	75,000	—	—	—	—	279,500
Ned W. Brines(3)(4)(5)	178,750	127,795	—	—	—	—	306,545
Stephen R. Bowie(3)(4)(5)	176,250	127,795	—	—	—	—	304,045
Ella S. Neyland(6)	—	—	—	—	—	6,357	6,357
Rodney F. Emery(6)	—	—	—	—	—	—	—
Ana Marie del Rio(6)	—	—	—	—	—	—	—
	$975,000	$480,590	$—	$—	$—	$15,121	$1,470,711
_________________
(1)The amounts shown in this column include payments made to members of the special committee, which was formed during the year ended December 31, 2018. The members of the special committee are our independent directors. It was agreed that each independent director will receive retainers of $50,000 with the special committee chairperson receiving an additional $10,000. In addition, each member receives meeting fees as described below; provided there is no daily limit for special committee meeting fees.
(2)The amounts shown in this column include reimbursements to our directors primarily for travel to board meetings.
(3)Independent directors.
(4)On December 3, 2020, each of our five independent directors was granted 4,924 shares of restricted common stock in      connection with their re-election to the board of directors pursuant to our Independent Directors Compensation Plan (described below). The grant date fair value of the stock was $15.23 per share for an aggregate amount of $75,000 for each independent director. Of these shares of restricted common stock granted in 2020, each independent director had 4,924 shares of restricted common stock that remain unvested as of December 31, 2020. The amounts shown in this column reflect the aggregate fair value of shares of restricted stock granted, computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(5)On March 6, 2020, we issued 3,333 restricted shares of our common stock to each of Ned W. Brines and Stephen R. Bowie in connection with their appointment to our board of directors.
(6) Directors who are also our executive officers or executive officers of our affiliates do not receive compensation for services rendered as a director.
Cash Compensation
During the year ended December 31, 2019 and through September 15, 2020, we paid each of our independent directors:
• an annual retainer of $55,000 in cash (the audit committee chairperson receives an additional $10,000 annual retainer);
• $2,500 for each in-person board of directors meeting attended;
• $1,500 for each in-person committee meeting attended; and
• $1,000 for each teleconference meeting of the board of directors or committee.
We did not pay in excess of $4,000 for any one set of meetings attended on any given day.

On September 15, 2020, in consultation with FPL, our board of directors approved the following annual compensation amounts for our independent directors, effective on September 15, 2020:
• an annual retainer of $75,000 in cash and $75,000 in stock pursuant to the independent directors’ compensation plan described below (the audit committee chairperson receives an additional $15,000 annual retainer, the Compensation Committee chairperson receives an additional $10,000 annual retainer, the nominating and corporate governance committee chairperson receives an additional $10,000 annual retainer, and the lead independent director receives an additional $25,000 annual retainer);
• $2,000 for each in-person or telephonic board of directors meeting attended; and
• $2,000 for each in-person or telephonic committee meeting attended.
We will not pay in excess of $4,000 for any one set of meetings attended on any given day. Further, directors may elect to receive any cash fees in fully-vested shares of common stock of the Company.
On March 3, 2021, the Compensation Committee determined that Mr. Purcell should receive compensation ($2,000 per meeting) for attending committee meetings as lead independent director, but not as a committee member.
Equity Plan Compensation
Our board of directors has approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan. Prior to the closing of the Internalization Transaction on August 31, 2020 (the “Closing”), under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each of our then-independent directors was entitled to receive 3,333 shares of restricted common stock once we raised $2,000,000 in gross offering proceeds from our public offering. Each subsequent independent director that joined our board of directors received 3,333 shares of restricted common stock upon election to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she received 1,666 shares of restricted common stock.
On September 15, 2020, our board of directors approved an amendment to the independent directors’ compensation plan, according to which, each of our current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or subsequent annual election to our board of directors. The shares of restricted common stock granted pursuant to our independent directors’ compensation plan generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or “disability”, or (2) a “change in control” of the Company (as such terms are defined in the incentive plan).
ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under the Incentive Plan as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	741,594
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	741,594

Security Ownership of Certain Beneficial Owners
The following table shows, as of March 6, 2021, the amount of our common stock beneficially owned (unless otherwise indicated) by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Rodney F. Emery(3)	760,698	*
G. Brian Christie	18,253	*
Thomas H. Purcell(4)	25,243	*
Kerry D. Vandell	27,811	*
Ned W. Brines	37,316	*
Stephen R. Bowie	23,971	*
Ella S. Neyland	56,110	*
Ana Marie del Rio	38,397	*
Tim Middleton	31,784	*
Gustav Bahn	19,698	*
Jason Stern	13,132	*
Tiffany Stanley	13,132	*
David Miller	9,849	*
All officers and directors as a group (13 persons)	1,075,394	*
_________________
*                 Less than 1% of the outstanding common stock.
(1)The address of each named beneficial owner is c/o Steadfast Apartment REIT, Inc., 18100 Von Karman Avenue, Suite 200, Irvine, CA, 92612.
(2)None of the shares are pledged as security.
(3)Includes 26,687 shares owned by SRI, 11,440 shares owned by Steadfast Apartment Advisor III, LLC and 357,511 shares owned by Steadfast Apartment Advisor, LLC, which is primarily indirectly owned and controlled by Rodney F. Emery. Mr. Emery also beneficially owns through SRI 6,155,613.92 Class B OP Units in the Current Operating Partnership.
(4)Includes 3,806 shares owned by THP Management, LLC, which is primarily owned and controlled by Thomas H. Purcell.

ITEM 13.                                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the year ended December 31, 2020 involving us, our directors, our Former Advisor, our former sponsor, SRI, and any affiliate thereof. See also Note 10 (Related Party Arrangements) to the consolidated financial statements included in this annual report. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests
On September 3, 2013, SRI purchased 13,500 shares of our common stock for an aggregate purchase price of $202,500 and was admitted as our initial stockholder. SRI is controlled indirectly by Rodney F. Emery, our Chairman of the board of directors and Chief Executive Officer, through Steadfast REIT Holdings, LLC, or Steadfast Holdings. Ms. Ana Marie del Rio, our former secretary and a director, owns a 6.3% interest in Steadfast Holdings. Since 2014, Ms. Neyland has earned an annual 5% profit interest from Steadfast Holdings.
On September 3, 2013, our Former Advisor, Steadfast Apartment Advisor, LLC, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000, or the Convertible Stock. In connection with the SIR Merger and STAR III Merger on March 6, 2020 (described below), our Former Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock, or the Class A Convertible Stock. Prior to the closing of the Internalization Transaction, our Former Advisor owned 100% of the outstanding Class A Convertible Stock. Following the SIR Merger and the STAR III Merger, SRI owned directly and indirectly 327,873 shares of our common stock. As of December 31, 2020, SRI owned directly and indirectly 395,638 shares of our common stock.
The Mergers
On August 5, 2019, we, SIR, STAR Operating Partnership, our wholly-owned subsidiary, SIR OP, the operating partnership of SIR, and SIR Merger Sub, entered into the SIR Merger Agreement. Pursuant to the terms and conditions of the SIR Merger Agreement, on March 6, 2020, SIR merged with and into SIR Merger Sub with SIR Merger Sub surviving the SIR Merger. Following the SIR Merger, SIR Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of SIR ceased.
On August 5, 2019, we, STAR III, STAR Operating Partnership, STAR III OP, the operating partnership of STAR III, and STAR III Merger Sub, entered into the STAR III Merger Agreement. Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the STAR III Merger. Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continued as our wholly-owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
Each of SIR and STAR III was sponsored by SRI and externally managed by affiliates of our Former Advisor.
Convertible Stock
Prior to completion of the Mergers on March 6, 2020, our then-outstanding Convertible Stock would have been converted into shares of our common stock if and when: (A) we had made total distributions on the then-outstanding shares of our common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) we listed our common stock for trading on a national securities exchange, or (C) the Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock would have been repurchased by us for $1.00. In general, each share of Convertible Stock would have been converted into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” plus the aggregate value of distributions paid to date on the then-outstanding shares of our common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
In connection with the Mergers, we and our Former Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock would have been converted into shares of our common stock if (1)

we had made total distributions of money or other property to its stockholders (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which we refer to collectively as the “Class A Distributions,” equal to the original issue price of our shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) we listed our common stock for trading on a national securities exchange or entered into a merger whereby holders of our common stock received listed securities of another issuer or (3) the Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of our common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeded (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of our outstanding common shares on an as-converted basis as of the date of Triggering Event.
As discussed below, in connection with the Internalization Transaction we purchased all of the Class A Convertible Stock from our Former Advisor for $1,000.
Pre-Internalization Operating Partnership Merger
On August 28, 2020, through a series of transactions, STAR OP and STAR III OP merged with and into SIR OP, with SIR OP surviving as our sole operating partnership. SIR OP’s name changed to “Steadfast Apartment REIT Operating Partnership, L.P.” following the operating partnership mergers.
Pre-Internalization Advisory Agreement Amendment and Joinder Agreement
On August 31, 2020, prior to the Closing, we, our Former Advisor and STAR OP entered into the Joinder Agreement pursuant to which our operating partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, we, our Former Advisor and our Current Operating Partnership entered into the First Amendment to the Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to our Former Advisor commencing on or after September 1, 2020 will be paid by our operating partnership in cash.
Internalization Transaction
On August 31, 2020, our operating partnership, as contributee, and the Company, as the general partner of the operating partnership, entered into the Contribution & Purchase Agreement with SRI, which provided for the internalization of the Company’s external management functions provided by our Former Advisor and its affiliates. The Internalization Transaction closed on August 31, 2020, and, as a result, we are now self-managed.
Pursuant to the Contribution & Purchase Agreement, between us, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in SRSH, a Delaware limited liability company, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (i) $31,249,000 in cash and (ii) 6,155,613.92 in Class B OP Units, having the agreed value set forth in the Contribution & Purchase Agreement, or the OP Unit Consideration. In addition, we purchased all of our Class A Convertible Stock held by the Former Advisor for $1,000. Further, Steadfast Investment Properties, Inc., an affiliate of our Former Advisor, or SIP, granted to the Current Operating Partnership a five-year, non-exclusive, non-transferable, non-sublicenseable, royalty-free license to use the name, trademark, and service mark “Steadfast,” and certain domain names, as set forth and subject to the terms and conditions of a certain trademark license agreement. In connection with the Internalization Transaction, we also entered into the following agreements:
Transition Services Agreement
As a condition to the Closing, on August 31, 2020, we and SIP entered into the Transition Services Agreement, pursuant to which, commencing on August 31, 2020 until March 31, 2021, unless earlier terminated pursuant to the Transition Services Agreement or extended by mutual consent, SIP will continue to provide certain operational and administrative support at cost plus 15% to us, which may include support relating to, without limitation, shared legal and tax support as set forth in the Transition Services Agreement. Similarly, we agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.

SRI Property Management Agreements
In connection with the Internalization Transaction, we terminated our existing property-level property management agreements with Steadfast Management Company, Inc., and affiliate of SRI (the “Former Property Manager”). On August 31, 2020, SRS, our indirect wholly-owned subsidiary, entered into the SRI Property Management Agreements with an affiliate of SRI to provide property management services in connection with certain properties owned by SIP or its affiliates. Pursuant to each Property Management Agreement, SRS receives a monthly management fee equal to 2.0% of each property’s gross collections for such month. Each Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the owner of the property terminates the Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach.
Registration Rights Agreement
As a condition to the Closing, on August 31, 2020, we, our Current Operating Partnership and SRI entered into a registration rights agreement, or the Registration Rights Agreement. Upon the terms and conditions in the Contribution & Purchase Agreement, the Class B OP Units will be redeemable for shares of our common stock. Pursuant to the Contribution & Purchase Agreement, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022, or the Lock-Up Expiration. Beginning on the fifth anniversary of the Closing, SRI (or any successor holder) may request us to register for resale under the Securities Act of 1933, as amended, shares of our common stock issued or issuable to such holder. We agreed to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. We will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants SRI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.
Non-Competition Agreement
As a condition to the Closing, on August 31, 2020, we entered into a Non-Competition Agreement, or the Non-Competition Agreement, with Rodney F. Emery, the largest indirect owner of SRI and our Chairman of the board of directors and Chief Executive Officer, providing that from the date of the Closing until the date that is 30 months from August 31, 2020, or the Restricted Period, in general, Mr. Emery shall not, directly or indirectly, (1) solicit certain employees or service providers of the Company, subject to certain exceptions, or (2) solicit certain customers, vendors, suppliers, agents, partners or other similar parties with the purpose of causing such parties or their affiliates to cease doing business with us or otherwise interfere with our business relationships with third parties.
Further, during the Restricted Period, Mr. Emery, subject to limited exceptions provided in the Non-Competition Agreement, in general (1) shall not, and shall cause his respective affiliates not to, engage in the business of managing, operating, directing and supervising the operations and administration of multifamily assets of the class and type owned by us as of August 31, 2020, or the Assets, (such business activities described in this subsection (1) being the “Restricted Business”), (2) shall, consistent with past practice, present each opportunity and investment fully and accurately to our board of directors prior to his or his affiliates acquisition of any Assets and only make such investment on behalf of himself or his affiliates if our board of directors declines the opportunity; and (iii) shall not engage with or otherwise acquire an interest in, directly or indirectly, any business or enterprise that primarily engage in the Restricted Business in an area within a two-mile radius of each Asset owned or managed by us as of the Closing.
Further, each of SRS, us and our Current Operating Partnership agreed that, in general, during the Restricted Period, each will not solicit any employee of SRI or its affiliates or attempt to assist any such employee to enter into any other consulting or business relationship with SRS, us and our operating partnership, subject to certain limitations.
Sub-Lease
In connection with the Internalization Transaction, SRS, entered into a sub-lease agreement, or the Sub-Lease, with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain furniture and fixtures, which will become the property of SRS at the end of the lease term. As of December 31, 2020, the Sub-Lease has a remaining lease term of 17 months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the Sub-Lease. As of December 31, 2020, as it pertains to the Sub-Lease of the office space, we recorded an operating lease right-of-use asset, net of $1,339,591 and an operating lease liability, net of $1,346,835. As of December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, we recognized a finance lease right-of-use asset, net of $16,845 and a finance lease liability, net of $17,020.

Third A&R Partnership Agreement
As a condition to the Closing, on August 31, 2020, we, as the general partner and parent of the Current Operating Partnership, SRI and the other limited partners in the operating partnership entered into the Third A&R Partnership Agreement to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by the SIR advisor and STAR III advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued in the Internalization Transaction.
Our Prior Relationships with our Former Advisor and our Former Sponsor
Prior to the Closing, Steadfast Apartment Advisor, LLC was our advisor and, as such, supervised and managed our day-to-day operations and selected our real property investments and real estate-related assets, subject to oversight by our board of directors. Our Former Advisor also provided marketing, sales and client services on our behalf. Our Former Advisor is owned by SRI, our former sponsor. Mr. Emery, our Chairman of the board of directors and Chief Executive Officer, owned an 86% interest in Steadfast Holdings, the parent of our former sponsor, Ms. del Rio, our former Secretary and affiliated director, owned a 7% interest in Steadfast Holdings. Since 2014, Ms. Neyland earned an annual 5% profit interest from Steadfast Holdings. Pursuant to the Third Amended and Restated Operating Agreement of our former sponsor, effective as of January 1, 2014, as amended, distributions are allocated to each member of our former sponsor in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to the other members were subordinated to distributions to Steadfast Holdings, until Steadfast Holdings had received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
During the year ended December 31, 2019 and eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Closing, we and our operating partnership operated pursuant to the Advisory Agreement with our Former Advisor.
Services provided by our Former Advisor under the terms of the Advisory Agreement included the following:
•finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;
•making investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring investments on our behalf in compliance with our investment objectives and policies;
•sourcing and structuring our loan originations;
•arranging for financing and refinancing of investments;
•entering into service agreements for our loans;
•supervising and evaluating each loan servicer’s and property manager’s performance;
•reviewing and analyzing the operating and capital budgets of the properties underlying our investments and the properties we may acquire;
•entering into leases and service contracts for our properties;
•assisting us in obtaining insurance;
•generating our annual budget;
•reviewing and analyzing financial information for each of our assets and our overall investment portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, financing and refinancing, marketing, servicing and disposition of our investments;
•performing investor relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•engaging and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.
The above summary is provided to illustrate the material functions that our Former Advisor performed for us as an advisor and is not intended to include all of the services that were provided to us by our Former Advisor, its affiliates or third parties.
Fees and Expense Reimbursements Paid to our Former Advisor
Pursuant to the terms of our Advisory Agreement, we paid our Former Advisor the fees described below during the year ended December 31, 2020.
•Prior to the completion of the Mergers on March 6, 2020, we paid our Former Advisor an acquisition fee of 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e., value-enhancement) of any real property or real estate-related asset acquired. Following the completion of the Mergers on March 6, 2020 and until the Closing, we paid our Former Advisor a monthly acquisition management fee of 0.5%, which was calculated on the same basis as described above. For the year ended December 31, 2020, we incurred and paid to our Former Advisor acquisition fees of $17,717,639, which includes an acquisition fee of $16,281,487 following the completion of the Mergers on March 6, 2020.
•Prior to the completion of the Mergers on March 6, 2020, we paid our Former Advisor a loan coordination fee equal to 1.0% of the initial amount of the new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any financing or the refinancing of any debt (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), we paid our Former Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, we and our Former Advisor agreed to a loan coordination fee of $100,000 per loan refinanced.
Following the completion of the Mergers on March 6, 2020 and until the Closing, we paid our Former Advisor or one of its affiliates, in cash, the loan coordination fee equal to 0.5% of (1) the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of any type of real estate asset or real estate-related asset acquired directly or (2) our allocable portion of the purchase price, and therefore, the related debt in connection with the acquisition or origination of any type of real estate asset or real estate-related asset acquired through a joint venture. In connection with the Mergers, we paid our Former Advisor a loan coordination fee of $7,910,205.
Following the completion of the Mergers on March 6, 2020 and until the Closing, compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), we also paid our Former Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or our proportionate share of the amount refinanced in the case of investments made through a joint venture. For the year ended December 31, 2020, we incurred $10,417,723 and paid $11,017,723 of loan coordination fees, including $1,116,700 paid in shares of our common stock.
•Prior to the completion of the Mergers on March 6, 2020, we paid our Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by us or (2) our allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee was calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or our proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers on March 6, 2020 and until the Closing, we paid our Former Advisor a monthly investment management fee, which was calculated on the same basis as described above, and payable 50% in cash and 50% in shares of our common stock. For the year ended December 31, 2020, we incurred investment management fees to our Former Advisor of $19,795,719. During the same period we paid $23,941,964 in investment management fees to our Former Advisor, including $8,367,339 paid in shares of our common stock.
•Prior to the completion of the Mergers on March 6, 2020, if our Former Advisor or its affiliates provided a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of our independent directors, we paid our Former Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. Following the completion of the Mergers on March 6, 2020 and until the Closing, the disposition fee payable to our Former Advisor was one-half of the brokerage commissions paid, but in no event to exceed 0.5% of the sales price of each property or real estate-related asset sold. To the extent the disposition fee was paid upon the sale of any assets other than real property, it was included as an operating expense for purposes of the 2%/25% Limitation (discussed below). In connection with the sale of securities, the disposition fee could have been paid to an affiliate of our Former Advisor that is registered as a FINRA member broker-dealer if applicable FINRA rules would prohibit the payment of the disposition fee to a firm that is not a registered broker-dealer. For the year ended December 31, 2020, we incurred $594,750 and paid $1,185,750 of disposition fees.
In addition to the fees we paid to our Former Advisor pursuant to the Advisory Agreement, we also reimbursed our Former Advisor and its affiliates for the costs and expenses described below.
•We reimbursed our Former Advisor and its affiliates for organization and offering expenses, for actual legal, accounting, tax, printing, mailing and filing fees, charges of our transfer agent, expenses of organizing the company, data processing fees, advertising and sales literature costs, out-of-pocket due diligence costs, and amounts to reimburse our Former Advisor or its affiliates for the salaries of its employees and other costs in connection with preparing supplemental sales materials and providing other administrative services in connection with our initial public offering. Any such reimbursement did not exceed actual expenses incurred by our Former Advisor. For the year ended December 31, 2020, we paid $50,063 to our Former Advisor for the reimbursement of organization and offering expenses and wrote off $21,224 in accrued trailing commissions relating to accounts moved out of network and thus not payable by us. Following the termination of our initial public offering, our Former Advisor had an obligation to reimburse us to the extent total organization and offering expenses (including sales commissions and dealer manager fees) borne by us exceeded 15% of the gross proceeds raised in the initial public offering. Total organization and offering expenses borne by us did not exceed 15% of the gross offering proceeds in our public offering.
•Subject to the 2%/25% Guidelines discussed below, we reimbursed our Former Advisor for all expenses incurred by our Former Advisor in providing services to us, including our allocable share of our Former Advisor’s overhead such as rent, employee costs, utilities and information technology costs; provided, however, that no reimbursement was made for costs of such personnel to the extent that personnel were used in transactions for which our Former Advisor received an acquisition fee, investment management fee, loan coordination fee or disposition fee or for the employee costs our Former Advisor paid to our executive officers. For the year ended December 31, 2020, we incurred and reimbursed our Former Advisor and its affiliates $3,299,465 and $4,049,159, respectively, for administrative services, which includes $26,901 and $0, of expenses related to services performed pursuant to the Transition Services Agreement.
•We reimbursed our Former Advisor for acquisition expenses incurred related to the selection, evaluation, acquisition and development of real property investments and real estate-related investments as long as total acquisition fees and expenses (including any loan coordination fees at acquisition) relating to the purchase of an investment did not exceed 4.5% of the contract price of the property unless such excess was approved by our board of directors. For the year ended December 31, 2020, we incurred and reimbursed our Former Advisor and its affiliates acquisition expenses of $566,662 and $464,361, respectively.
2%/25% Guidelines
As described above, prior to the Closing, our Former Advisor and its affiliates were entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we were not required to reimburse our Former Advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the expense year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our Former Advisor had an obligation to reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors.
For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined by GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our shares of common stock; (2) interest payments; (3) taxes; (4) non-cash expenditures such as depreciation, amortization and bad debt reserves; (5) incentive fees; (6) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that we do not close) and investment management fees; (7) real estate commissions on the sale of a real property; and (8) other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of real property).
At December 31, 2020, our total operating expenses did not exceed the 2%/25% Guidelines.

Selling Commissions and Fees Paid to our Dealer Manager
The dealer manager for our initial public offering of common stock was Stira Capital Markets Group, LLC (formerly Steadfast Capital Markets Group, LLC), an affiliate of our Former Sponsor. Our dealer manager is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA. As the dealer manager for our initial public offering, Stira Capital Markets Group, LLC was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. The dealer manager agreement with our dealer manager provided for the following compensation:
•We paid our dealer manager selling commissions of up to 7% of the gross offering proceeds from the sale of our shares, all of which could be reallowed to participating broker-dealers. We allowed a participating broker-dealer to elect to receive the 7% selling commission at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer electing to receive a trailing selling commission was paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. For the year ended December 31, 2020, we paid $50,063 in trailing selling commissions to our dealer manager.
•We paid our dealer manager a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares (a portion of which could be reallowed to participating broker-dealers). For the year ended December 31, 2020, no dealer manager fees were paid to our dealer manager.
Our dealer manager deregistered as a broker dealer with FINRA and the SEC on December 1, 2020.
Fees and Reimbursements Paid to our Former Property Manager
•Prior to the Closing, we were a party to property management agreements, as amended from time to time, with the Former Property Manager, in connection with the management of our multifamily properties. Pursuant to each property management agreement, we paid our Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective property management agreements) for each month. For the year ended December 31, 2020, we incurred $5,490,053 and paid $5,963,072 of property management fees, respectively, to our Former Property Manager.
•The property management agreements specified that we were to reimburse the Former Property Manager for the salaries and related benefits of on-site personnel. For the year ended December 31, 2020, we incurred and reimbursed on-site personnel costs of $17,402,120 and $18,847,996, respectively, to our Former Property Manager.
•The property management agreements also specified certain other fees payable to the Former Property Manager for benefit administration, information technology infrastructure, licenses, support and training services and capital expenditures supervision. For the year ended December 31, 2020, we incurred and reimbursed other fees of $4,487,812 and $4,565,383, respectively, to our Former Property Manager.
Payments to our Former Construction Manager
•Prior to the Closing, we were a party to construction management agreements, or each, a Construction Management Agreement, with Pacific Coast Land and Construction, Inc., or our Former Construction Manager, an affiliate of our Former Sponsor, in connection with capital improvements and renovation or value-enhancement projects for certain of our properties. The construction management fee payable with respect to each property under the Construction Management Agreement ranged from 6.0% to 12.0% of the costs of the improvements for which the Former Construction Manager had planning and oversight authority. For the year ended December 31, 2020, we incurred $536,098 and paid $637,156 of construction management fees to our Former Construction Manager.
•The Construction Management Agreements also specified that we were to reimburse the Former Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations. For the year ended December 31, 2020, we incurred and reimbursed labor costs of $236,477 and $250,278, respectively, to our Former Construction Manager.
Payments for Development Services
•We are a party to a development services agreement with Steadfast Multifamily Development, Inc., an affiliate of our Former Advisor, or the Developer, in connection with certain development projects, pursuant to which the developer receives a development fee and reimbursement for certain expenses for overseeing the development project. We entered into a Development Services Agreement with the Developer in connection with the Garrison Station, the Arista at Broomfield and the Flatirons development projects that provided for a development fee equal to 4% of the hard and soft costs of the development project (as defined in the applicable development services agreement) as specified in the development services agreement. 75% of the development fee will be paid in 14 monthly installments and the remaining 25% will be paid upon delivery of a certificate of occupancy by the Developer to the Company. For the year ended December 31, 2020, we incurred and paid $553,927 of development services fees to the developer.
Transition Services Agreement
•Pursuant to the Transition Services Agreement (described herein), for the year ended December 31, 2020, we earned $147,175 and received $43,623 in income pursuant to the Transition Services Agreement, respectively. For the year ended December 31, 2020, we incurred and paid $26,901 and $0, respectively, of expenses related to services performed pursuant to the Transition Services Agreement. This is included within other operating expenses incurred of $3,299,465 related to administrative services.
SRI Property Management Agreements
•Pursuant to the SRI Property Management Agreements (described herein), for the year ended December 31, 2020, we earned $288,183, $95,315 and $1,265,938, and received $210,423, $73,335 and $1,092,011, in property management fees, other expense reimbursements and personnel costs reimbursements from SRI, respectively.
•As of December 31, 2020, we recognized the SRI Property Management Agreements asset, net of $543,332 within other assets on the accompanying consolidated balance sheets included in this annual report.
Other Transactions
•We deposited amounts with an affiliate of SRI to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties owned by us and other affiliated entities of our former sponsor. Upon filing a major claim, proceeds from the insurance deductible account could be used by us or another affiliate of our former sponsor. In addition, we deposited amounts with an affiliate of our former sponsor to cover the cost of property and property related insurance across certain of our properties. For the year ended December 31, 2020, we incurred and funded $2,450,228 and $1,505,214, respectively, into the prepaid insurance deductible and property insurance accounts to an affiliate of our former sponsor and claimed and received $150,000 and $162,282 in insurance proceeds from an affiliate of our former sponsor upon filing claims.
•We rented apartment homes to an affiliate of our former sponsor for use as regional offices. For the year ended December 31, 2020, we earned and received $53,162 of rental revenue from our affiliates.
•As a result of the Internalization Transaction, SRI owns 6,155,613.92 Class B OP Units. The Class B OP Units receive distributions at the same rate paid to holders of our common stock and are allocated a share of the Current Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis. For the year ended December 31, 2020, Class B OP Unit holders were allocated $781,640 of our net loss and earned distributions of $1,846,672.
•Subsequent to the Closing and until December 31, 2020, employee benefits were administered by SIP and an insurance carrier. We therefore reimbursed SIP for our employees’ benefits. For the year ended December 31, 2020, we incurred $1,960,412 and reimbursed $1,939,955 of employee benefits to SIP, respectively.
•Pursuant to the terms of the Sub-Lease, as of December 31, 2020, as it pertains to the Sub-Lease of the office space, we recorded an operating lease right-of-use asset, net of $1,339,591 and an operating lease liability, net of $1,346,835. As of December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, we recognized a finance lease right-of-use asset, net of $16,845 and a finance lease liability, net of $17,020. For the year ended December 31, 2020, we incurred $322,066 and $4,255 and paid $314,822 and $4,080, related to the office space and the furniture and fixtures, respectively. See Note 15 (Leases) to the consolidated financial statements included in this annual report for additional details.
Currently Proposed Transactions
Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
Policies and Procedures for Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, our Charter (and our previous Advisory Agreement) contains restrictions and conflict resolution procedures relating to related party transactions. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Ethics (as defined herein) that applies to each of our officers and directors, which we refer to as “covered persons.” The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, covered persons, and their respective affiliates. Our Code of Ethics is available on our website at www.steadfastliving.com. For more information on our Code of Ethics, see “Code of Business Conduct and Ethics.”
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
ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the years ended December 31, 2020 and 2019, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided us with certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
All services rendered by Ernst & Young for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, our audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2020 and 2019, are set forth in the table below.

	2020	2019
Audit fees	$1,195,996	$529,125
Audit-related fees	—	208,334
Tax fees	634,180	120,718
All other fees	—	—
Total	$1,830,176	$858,177
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV
ITEM 15.                                         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.              Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-61 of this report:
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

2.3
Agreement and Plan of Merger dated as of August 28, 2020, by and between Steadfast Income REIT Operating Partnership, L.P. and Steadfast Apartment REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020).

2.4
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

2.5
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

10.5
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

10.12
Form of Restricted Stock Award Agreement (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on September 3, 2020, and incorporated herein by reference)

10.13
Advisory Agreement, dated as of December 13, 2013, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form S-11 Amendment No. 3)

10.14
Amendment No. 1 to the Advisory Agreement, made and entered into as of November 11, 2014, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2014)

10.15
Amendment No. 2 to the Advisory Agreement, made and entered into as of November 11, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 12, 2015)

10.16
Amendment No. 3 to the Advisory Agreement, made and entered into as of November 9, 2016, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 10, 2016)

10.17
Amendment No. 4 to the Advisory Agreement, made and entered into as of November 8, 2017, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 13, 2017)

10.18
Amendment No. 5 to the Advisory Agreement, made and entered into as of November 7, 2018, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC, effective as of December 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 8, 2018)

10.19
Amended and Restated STAR Advisory Agreement, dated as of August 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on August 6, 2019, and incorporated herein by reference).

10.20
Amendment No. 6 to the Advisory Agreement, made and entered into as of November 5, 2019, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Apartment Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 7, 2019)

10.21	Steadfast Apartment REIT, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 30, 2014)
10.22	Steadfast Apartment REIT, Inc. Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Form S-11 Amendment No. 3)
10.23
Second Amended and Restated Dealer Manager Agreement, dated October 15, 2015, by and among Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P. and Steadfast Capital Markets Group, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Post-Effective Amendment No. 9 filed October 15, 2015)

10.24
Amended and Restated STAR Advisory Agreement, dated as of March 5, 2020, by and between Steadfast Apartment REIT, Inc. and Steadfast Apartment Advisor, LLC. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 6, 2020, and incorporated herein by reference)

10.25
Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT III Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on April 27, 2020, and incorporated herein by reference

10.26
Multifamily Loan and Security Agreement, made as of December 29, 2017, by and between STAR Monticello, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed January 4, 2018)

10.27
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

10.29
Guaranty, dated as of December 29, 2017, by Steadfast Apartment REIT, Inc. to and for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K filed January 4, 2018)

10.30
Multifamily Note, made as of December 29, 2017, by STAR Monticello, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 8-K filed January 4, 2018)

10.31
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

10.32
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

10.33
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

10.34
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

10.35
Guaranty of Non-Recourse Obligations dated as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of Berkeley Point Capital LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed November 8, 2018)

10.36
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

10.37
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed November 8, 2018)

10.38
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR Barrett Lakes, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q filed November 8, 2018)

10.39
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Barrett Lakes, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q filed November 8, 2018)

10.40
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q filed November 8, 2018)

10.41
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Barrett Lakes, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q filed November 8, 2018)

10.42
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q filed November 8, 2018)

10.43
Multifamily Deed to Secure Debt, Assignment of Rents and Security Agreement (Georgia), effective as of July 31, 2018, by and between STAR East Cobb, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q filed November 8, 2018)

10.44
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR East Cobb, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q filed November 8, 2018)

10.45
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q filed November 8, 2018)

10.46
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR East Cobb, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q filed November 8, 2018)

10.47
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q filed November 8, 2018)

10.48
Multifamily Deed of Trust, Absolute Assignment of Leases and Rents and Security Agreement (Including Fixture Filing) (Tennessee), made as of July 31, 2018, by and between STAR Heritage Place, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q filed November 8, 2018)

10.49
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, and among STAR Heritage Place, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q filed November 8, 2018)

10.50
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q filed November 8, 2018)

10.51
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Heritage Place, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q filed November 8, 2018)

10.52
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Oasis, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q filed November 8, 2018)

10.53
Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Colorado), effective as of July 31, 2018, by STAR Oasis, LLC for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q filed November 8, 2018)

10.54
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Oasis, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-Q filed November 8, 2018)

10.55
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q filed November 8, 2018)

10.56
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Oasis, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-Q filed November 8, 2018)

10.57
Multifamily Loan and Security Agreement, dated as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q filed November 8, 2018)

10.58
Multifamily Mortgage, Assignment of Rents and Security Agreement (Alabama), made as of July 31, 2018, by and between STAR Ridge Crossings, LLC and PNC Bank, National Association (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q filed November 8, 2018)

10.59
Assignment of Management Agreement and Subordination of Management Fees, effective as of July 31, 2018, by and among STAR Ridge Crossings, LLC, PNC Bank, National Association and Steadfast Management Company, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q filed November 8, 2018)

10.60
Guaranty (Multistate), effective as of July 31, 2018, by Steadfast Apartment REIT, Inc. for the benefit of PNC Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-Q filed November 8, 2018)

10.61
Multifamily Note Fixed Rate Defeasance, effective as of July 31, 2018, by STAR Ridge Crossings, LLC, in favor of PNC Bank, National Association (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q filed November 8, 2018)

10.62
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

10.63
Multifamily Note, dated as of June 17, 2020, by and between the Borrowers and PNC Bank, National Association (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

10.64
Multifamily Note, dated as of June 17, 2020, by and between the Borrowers and PNC Bank, National Association (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on June 22, 2020, and incorporated herein by reference)

10.65
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________

*	Filed herewith
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Steadfast Apartment REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steadfast Apartment REIT, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Acquisitions
Description of the Matter	As more fully disclosed in Notes 1, 2, 3, and 6 to the consolidated financial statements, during 2020, the Company completed the acquisition of 42 properties for a total purchase price of $1.8 billion, which included mergers with Steadfast Income REIT, Inc., and Steadfast Apartment REIT III, Inc. In connection with these acquisitions The Company also assumed $791.0 million of notes payable. These transactions were determined to be and accounted for as asset acquisitions, and the purchase prices were allocated based on the relative fair values of the acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of in-place leases and assumed notes payable. The Company capitalizes transaction costs and allocated the purchase price using a relative fair value method allocating all accumulated costs.

Auditing property acquisitions and acquisitions of a business in a business combination are complex and highly judgmental due to the significant judgement required in determining whether the acquisitions should be accounted for as asset acquisitions or business combinations. Auditing the Company’s estimate of the acquisition-date fair value of the consideration transferred, acquired tangible, and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable transactions or market information, and the sensitivity of the fair values to changes in assumptions. The determination of whether the acquisitions should be accounted for as asset acquisitions or business combinations could have an effect on the Company’s net income as transaction costs are capitalized in asset acquisitions and expensed in business combinations. The allocation of purchase price to the components of properties could have an effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of related depreciation, amortization, and interest expense in the Company’s consolidated statement of operations.

How we addressed the matter in our audit	We obtained an understanding and evaluated the design effectiveness of controls over the Company’s process for determining whether the acquisitions should be accounted for as asset acquisitions or business combinations and selecting and reviewing the key inputs and assumptions used in estimating the fair value of consideration transferred, acquired assets and liabilities assumed and allocating fair value to the various components.

We tested the Company’s conclusion that these transactions should be accounted for as asset acquisitions or business combinations by corroborating the market and transaction information to support the conclusion. To test the allocation of the acquisition-date fair values, we evaluated the appropriateness of the valuation methods used to allocate the purchase price. We performed procedures to assess key data inputs and assumptions used by management, including the completeness and accuracy of the underlying information. We also used our specialists to assist us in evaluating the valuation methods used by management and whether the assumptions utilized were supported by observable market data.
Internalization of Management
Description of the Matter	As described more fully in Note 2 and Note 3 to the consolidated financial statements, effective September 1, 2020 the Company became internally advised and managed by acquiring all assets necessary for the operation of the Company’s business from Steadfast REIT Investments, LLC and its affiliates, including the Company’s external advisor, Steadfast Apartment Advisor, LLC, for total purchase price of $125.0 million, consisting of cash and Class B operating partnership units. The internalization transaction was accounted for as a business combination.

Auditing the Company’s accounting for the internalization transaction was complex due to the significant estimation required by management to determine the fair value of consideration transferred and goodwill acquired of $125.2 million as of September 1, 2020. The significant estimation was primarily due to the judgment used by management in selecting key assumptions and developing prospective financial information based on recent comparable transactions or market information, and the sensitivity of the respective fair values to the significant underlying assumptions. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit	We obtained an understanding and evaluated the design effectiveness of controls over the Company’s process over the recognition and measurement of consideration transferred and related intangible assets, including the underlying assumptions used to develop such estimates.

We performed audit procedures to test the internalization which included, among others, evaluating the completeness and accuracy of the underlying data supporting the significant assumptions, estimates, and prospective financial information. For example, we performed sensitivity analyses to test the reasonableness of the underlying inputs and verified that the consideration transferred by the Company was measured at fair value. We verified that the amounts recorded as goodwill represented the amount of consideration that exceeds the fair value of the net assets acquired. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and the significant assumptions included in the fair value estimates. Additionally, we involved our valuation specialists to evaluate fair value of equity instruments issued as a part of the consideration transferred against a range of market supported values.
Impairment of Long-Lived Assets
Description of the Matter	At December 31, 2020, the Company’s real estate held for investment, net and real estate held for development was $2.8 billion and $39.9 million, respectively. As described more fully in Note 2 and Note 3 to the consolidated financial statements, management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. The Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Auditing the Company's process to evaluate long-lived assets for impairment was complex due to a high degree of subjectivity in determining whether indicators of impairment were present, and in determining the future undiscounted cash flows and estimated fair values, if necessary, of long-lived assets where impairment indicators were determined to be present. In particular, these estimates were sensitive to significant assumptions, including the estimation of future rental revenues, management’s hold period, operating expenses and capitalization rates, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit	We obtained an understanding and evaluated the design effectiveness of controls over the Company’s long-lived asset impairment assessment process, including controls over management’s determination and review of the significant assumptions used in the analyses as described above.

To test the Company’s evaluation of long-lived assets for impairment, we performed audit procedures that included, among others, evaluating the indicators of impairment identified by management and testing the significant assumptions and completeness and accuracy of operating data used by the Company in its analyses including management’s probable hold period analysis and the related cash flows that support those hold periods. We compared the significant assumptions used by management to current market data according to management’s plans and performed sensitivity analyses of certain significant assumptions as discussed above. We also involved our valuation specialist to assist in evaluating certain assumptions used, including future rental revenues and operating expenses, and capitalization rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Irvine, California
March 12, 2021

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Assets:
Real Estate:
Land	$337,322,234	$151,294,208
Building and improvements	2,882,411,683	1,369,256,465
Tenant origination and absorption costs	1,752,793	—
Total real estate held for investment, cost	3,221,486,710	1,520,550,673
Less accumulated depreciation and amortization	(397,744,677)	(277,033,046)
Total real estate held for investment, net	2,823,742,033	1,243,517,627
Real estate held for development	39,891,218	5,687,977
Real estate held for sale, net	—	21,665,762
Total real estate, net	2,863,633,251	1,270,871,366
Cash and cash equivalents	258,198,326	74,806,649
Restricted cash	38,998,980	73,614,452
Goodwill	125,220,448	—
Due from affiliates	377,218	—
Rents and other receivables	5,385,108	2,032,774
Assets related to real estate held for sale	—	118,570
Other assets	9,925,714	5,513,315
Total assets	$3,301,739,045	$1,426,957,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$81,598,526	$30,265,713
Notes Payable, net:
Mortgage notes payable, net	1,384,382,785	560,098,815
Credit facilities, net	744,862,886	548,460,230
Total notes payable, net	2,129,245,671	1,108,559,045
Distributions payable	8,462,735	4,021,509
Distributions payable to affiliates	469,236	—
Due to affiliates	337,422	7,305,570
Liabilities related to real estate held for sale	—	788,720
Total liabilities	2,220,113,590	1,150,940,557
Commitments and contingencies (Note 12)
Redeemable common stock	—	1,202,711
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 110,070,572 and 52,607,695 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,100,706	526,077
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero and 1,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	10
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,603,989,130	698,453,981
Cumulative distributions and net losses	(627,787,040)	(424,166,210)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	977,302,796	274,813,858
Noncontrolling interest	104,322,659	—
Total equity	1,081,625,455	274,813,858
Total liabilities and stockholders’ equity	$3,301,739,045	$1,426,957,126
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$297,566,396	$172,445,306	$167,709,639
Other income	2,534,763	1,090,373	1,414,549
Total revenues	300,101,159	173,535,679	169,124,188
Expenses:
Operating, maintenance and management	75,522,476	43,473,179	42,490,381
Real estate taxes and insurance	47,892,607	25,152,761	23,501,730
Fees to affiliates	30,776,594	25,861,578	25,976,226
Depreciation and amortization	162,978,734	73,781,883	70,993,280
Interest expense	75,171,052	49,273,750	44,374,484
General and administrative expenses	32,025,347	7,440,680	6,386,131
Impairment of real estate	5,039,937	—	—
Total expenses	429,406,747	224,983,831	213,722,232
Loss before other income (loss)	(129,305,588)	(51,448,152)	(44,598,044)
Other income (loss):
Gain on sales of real estate, net	14,476,382	11,651,565	—
Interest income	678,624	865,833	271,478
Insurance proceeds in excess of losses incurred	37,848	448,047	201,717
Equity in loss from unconsolidated joint venture	(3,020,111)	—	—
Fees and other income from affiliates	1,796,610	—	—
Loss on debt extinguishment	(191,377)	(41,609)	(4,975,497)
Total other income (loss)	13,777,976	12,923,836	(4,502,302)
Net loss	(115,527,612)	(38,524,316)	(49,100,346)
Loss allocated to noncontrolling interest	(1,438,071)	—	—
Net loss attributable to common stockholders	$(114,089,541)	$(38,524,316)	$(49,100,346)
Loss per common share — basic and diluted	$(1.15)	$(0.74)	$(0.96)
Weighted average number of common shares outstanding — basic and diluted	99,264,851	52,204,410	51,312,947

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses		Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	50,842,640	$508,426	1,000	$10	—	$—	$633,186,743	$(243,389,996)		$390,305,183	$—	$390,305,183
Issuance of common stock	1,512,493	15,125	—	—	—	—	22,698,850	—		22,713,975	—	22,713,975
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	32,414	—		32,414	—	32,414
Transfers from redeemable common stock	—	—	—	—	—	—	37,028,102	—		37,028,102	—	37,028,102
Repurchase of common stock	(631,332)	(6,313)	—	—	—	—	(8,879,903)	—		(8,886,216)	—	(8,886,216)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	—	—	(46,179,769)		(46,179,769)	—	(46,179,769)
Amortization of stock-based compensation	—	—	—	—	—	—	74,617	—		74,617	—	74,617
Net loss	—	—	—	—	—	—	—	(49,100,346)		(49,100,346)	—	(49,100,346)
BALANCE, December 31, 2018	51,723,801	517,238	1,000	10	—	—	684,140,823	(338,670,111)		345,987,960	—	345,987,960
Issuance of common stock	1,359,564	13,596	—	—	—	—	21,208,786	—		21,222,382	—	21,222,382
Repurchase of common stock	(475,670)	(4,757)	—	—	—	—	(6,966,878)	—		(6,971,635)	—	(6,971,635)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	—	—	(46,971,783)		(46,971,783)	—	(46,971,783)
Amortization of stock-based compensation	—	—	—	—	—	—	71,250	—		71,250	—	71,250
Net loss	—	—	—	—	—	—	—	(38,524,316)		(38,524,316)	—	(38,524,316)
BALANCE, December 31, 2019	52,607,695	526,077	1,000	10	—	—	698,453,981	(424,166,210)		274,813,858	—	274,813,858
Issuance of common stock	2,213,967	22,140	—	—	—	—	30,634,993	—		30,657,133	—	30,657,133
Issuance of common stock in connection with the SIR Merger	43,775,314	437,753	—	—	—	—	692,963,221	—		693,400,974	—	693,400,974
Issuance of common stock in connection with the STAR III Merger	12,240,739	122,407	—	—	—	—	193,770,898	—		193,893,305	—	193,893,305
Issuance of OP Units	—	—	—	—	—	—	—	—		—	108,200,000	108,200,000
Exchange of convertible stock into Class A convertible stock	—	—	(1,000)	(10)	1,000	10	—	—	0	—	—	—
Commissions on sales of common stock and related dealer manager fees to affiliates	—	—	—	—	—	—	21,224	—		21,224	—	21,224
Transfers to redeemable common stock	—	—	—	—	—	—	(1,383,318)	—		(1,383,318)	—	(1,383,318)
Repurchase of common stock	(767,143)	(7,671)	—	—	—	—	(10,900,155)	—		(10,907,826)	—	(10,907,826)
Repurchase of Class A convertible stock	—	—	—	—	(1,000)	(10)	(990)	—		(1,000)	—	(1,000)
Distributions declared ($0.90 per share of common stock)	—	—	—	—	—	—	—	(89,531,289)		(89,531,289)	(2,439,270)	(91,970,559)
Amortization of stock-based compensation	—	—	—	—	—	—	429,276	—		429,276	—	429,276
Net loss	—	—	—	—	—	—	—	(114,089,541)		(114,089,541)	(1,438,071)	(115,527,612)
BALANCE, December 31, 2020	110,070,572	$1,100,706	—	$—	—	$—	$1,603,989,130	$(627,787,040)	0	$977,302,796	$104,322,659	$1,081,625,455
 See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(115,527,612)	$(38,524,316)	$(49,100,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,978,734	73,781,883	70,993,280
Fees to affiliates paid in common stock	9,484,039	—	—
Loss on disposal of buildings and improvements	1,312,068	204,344	493,941
Amortization of deferred financing costs	1,948,437	1,019,355	1,056,545
Amortization of stock-based compensation	429,276	71,250	74,617
Amortization of below-market leases	(5,937)	—	—
Change in fair value of interest rate cap agreements	65,391	225,637	(87,160)
Gain on sales of real estate	(14,476,382)	(11,651,565)	—
Impairment of real estate	5,039,937	—	—
Amortization of loan premiums	(1,868,764)	—	—
Accretion of loan discounts	475,091	—	207,074
Interest on finance lease furnishings	175	—	—
Loss on debt extinguishment	191,377	41,609	4,975,497
Insurance claim recoveries	(1,678,375)	(822,569)	(441,087)
Equity in loss from unconsolidated joint venture	3,020,111	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(412,032)	(271,366)	(114,341)
Other assets	586,336	186,991	(151,179)
Accounts payable and accrued liabilities	17,107,936	(327,620)	6,290,350
Due to affiliates	(7,618,032)	5,144,622	(639,916)
Due from affiliates	(377,218)	—	—
Net cash provided by operating activities	60,674,556	29,078,255	33,557,275
Cash Flows from Investing Activities:
Acquisition of real estate investments	(120,535,683)	—	—
Cash acquired in connection with the Mergers, net of acquisition costs	98,283,732	—	—
Acquisition of assets from internalization transaction	(29,486,646)	—	—
Acquisition of real estate held for development	(14,321,851)	(2,158,815)	—
Additions to real estate investments	(30,282,525)	(26,689,336)	(18,049,643)
Additions to real estate held for development	(14,142,803)	(2,920,469)	—
Escrow deposits for pending real estate acquisitions	(1,500,100)	(2,800,300)	(100,000)
Capitalized acquisition costs related to the Mergers	—	(704,298)	—
Purchase of interest rate cap agreements	(67,000)	(18,000)	(43,200)
Net proceeds from sale of real estate investments	114,723,564	57,107,943	—
Net proceeds from sale of unconsolidated joint venture	19,022,280	—	—
Proceeds from settlement of interest rate cap agreements	—	—	270,000
Proceeds from insurance claims	1,545,066	897,569	441,087
Cash contribution to unconsolidated joint venture	(274,400)	—	—
Cash distribution from unconsolidated joint venture	360,700	—	—
Net cash provided by (used in) investing activities	23,324,334	22,714,294	(17,481,756)

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2020	2019	2018
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	6,264,549	261,645,000	160,850,000
Principal payments on mortgage notes payable	(55,745,637)	(202,728,946)	(611,459,963)
Borrowings from credit facilities	198,808,000	—	562,669,000
Principal payments on credit facilities	—	—	(56,000,000)
Repurchase of Class A convertible stock	(1,000)	—	—
Payments of commissions on sale of common stock and related dealer manager fees	(50,063)	(228,665)	(229,973)
Payment of loan financing costs	—	(452,300)	—
Payment of deferred financing costs	(6,753,413)	(1,573,716)	(4,528,781)
Payment of debt extinguishment costs	(324,400)	—	(1,019,491)
Distributions to common stockholders	(66,631,465)	(25,681,391)	(23,399,025)
Repurchase of common stock	(10,907,826)	(6,971,635)	(8,886,216)
Net cash provided by financing activities	64,658,745	24,008,347	17,995,551
Net increase in cash, cash equivalents and restricted cash	148,657,635	75,800,896	34,071,070
Cash, cash equivalents and restricted cash, beginning of the year	148,539,671	72,738,775	38,667,705
Cash, cash equivalents and restricted cash, end of the year	$297,197,306	$148,539,671	$72,738,775

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid (net of capitalized interest of $807,345, $106,523 and $0, respectively)	$71,698,713	$48,080,199	$41,773,839
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable to non-affiliated shareholders	$8,462,735	$4,021,509	$3,953,499
Distributions payable to affiliates	$469,236	$—	$—
Class A-2 OP Units issued for real estate	$14,450,000	$—	$—
Class B OP Units issued in exchange for net assets acquired in the Internalization Transaction	$93,750,000	$—	$—
Goodwill acquired in the Internalization Transaction	$125,220,448	$—	$—
Affiliate assets acquired in the Internalization Transaction (except for affiliated operating lease right-of-use asset of $1,651,415 acquired in the Internalization Transaction, which is included below in operating lease right-of-use assets, net of contra right-of-use asset)	$1,066,219	$—	$—
Affiliate liabilities assumed in the Internalization Transaction	$4,701,436	$—	$—
Assumption of mortgage notes payable to acquire real estate	$81,315,122	$—	$—
Premiums on assumed mortgage notes payable	$945,235	$—	$—
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$21,173,094	$21,222,382	$22,713,975
Redeemable common stock	$—	$1,202,711	$—
Redemptions payable	$4,000,000	$797,289	$2,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$1,976,684	$1,013,254	$838,202
Due to affiliates from additions to real estate investments	$—	$128,536	$41,091
Accounts payable & accrued liabilities from capitalized acquisition costs related to the Mergers	$—	$925,748	$—
Accounts payable & accrued liabilities from additions to real estate held for development	$4,251,876	$293,325	$—
Affiliate accounts payable and accrued liabilities from additions to real estate held for development	$50,357	$—	$—
Due to affiliates for commissions on sale of common stock and related dealer manager fees	$—	$71,288	$299,952
Operating lease right-of-use asset, net	$2,079,385	$32,917	$—
Operating lease liabilities, net	$2,101,071	$35,413	$—
Restricted cash held as substitution deposit for MCFA from proceeds from sales of real estate investments	$—	$36,740,983	$—
Fair value of real estate acquired in the SIR Merger	$1,100,742,973	$—	$—
Fair value of real estate acquired in the STAR III Merger	$479,559,505	$—	$—
Fair value of equity issued to SIR shareholders in the SIR Merger	$693,400,974	$—	$—
Fair value of equity issued to STAR III shareholders in the STAR III Merger	$193,893,305	$—	$—
Fair value of SIR debt assumed in the SIR Merger	$506,023,982	$—	$—
Fair value of STAR III debt assumed in the STAR III Merger	$289,407,045	$—	$—
Fair value of unconsolidated joint venture assumed in the SIR Merger	$22,128,691	$—	$—
Assets assumed in the SIR Merger	$3,553,868	$—	$—
Assets assumed in the STAR III Merger	$2,060,898	$—	$—
Liabilities assumed in the SIR Merger	$21,782,302	$—	$—
Liabilities assumed in the STAR III Merger	$7,334,616	$—	$—
Premiums on assumed mortgage notes payable in the SIR and STAR III Mergers	$14,899,631	$—	$—
Discount on assumed mortgage notes payable in the SIR and STAR III Mergers	$10,489,075	$—	$—

See accompanying notes to consolidated financial statements.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC, the Company’s former sponsor (“SRI”), at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. SRI is controlled indirectly by Rodney F. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, through Steadfast REIT Holdings, LLC (“Steadfast Holdings”). Steadfast Apartment Advisor, LLC (the “Former Advisor”), a Delaware limited liability company formed on August 22, 2013, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”). In connection with the SIR Merger and STAR III Merger (described below), the Former Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock (the “Class A Convertible Stock”). In connection with the Internalization Transaction (described below), the Company repurchased the Class A Convertible Stock for $1,000. See Note 8 (Stockholders’ Equity) for further details.
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of December 31, 2020, the Company owned 69 multifamily properties comprising a total of 21,567 apartment homes and three parcels of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 4 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Public Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. On May 4, 2020, the Company registered up to 10,000,000 shares of common stock for sale pursuant to the DRP at an initial price of $15.23 per share. As of December 31, 2020, the Company had issued 111,665,117 shares of common stock for gross offering proceeds of $1,718,029,727, including 8,035,037 shares of common stock issued pursuant to the DRP for gross offering proceeds of $120,300,569. Additionally, the Company issued 56,016,053 shares of common stock issued in connection with the Mergers described below.
On April 17, 2020, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.23 as of March 6, 2020 (unaudited). In connection with the determination of an updated estimated value per share, the Company’s board of directors revised the price per share for the DRP to $15.23, effective May 1, 2020. On March 9, 2021, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.55 as of December 31, 2020 (unaudited). In connection with the determination of an updated estimated value per share, the Company’s board of directors revised the price per share for the DRP to $15.55, effective April 1, 2021. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
DECEMBER 31, 2020

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
Merger with Steadfast Apartment REIT III, Inc.
On August 5, 2019, the Company, Steadfast Apartment REIT III, Inc. (“STAR III”), the STAR Operating Partnership, Steadfast Apartment REIT III Operating Partnership, L.P., the operating partnership of STAR III (the “STAR III OP”), and SIII Subsidiary, LLC, a wholly-owned subsidiary of the Company (“STAR III Merger Sub”), entered into an Agreement and Plan of Merger (the “STAR III Merger Agreement”). Pursuant to the terms and conditions of the STAR III Merger Agreement, on March 6, 2020, STAR III merged with and into STAR III Merger Sub with STAR III Merger Sub surviving the merger (the “STAR III Merger,” and together with the SIR Merger, the “Mergers”). Following the STAR III Merger, STAR III Merger Sub, as the surviving entity, continued as a wholly-owned subsidiary of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of STAR III ceased.
At the effective time of the STAR III Merger, each issued and outstanding share of STAR III common stock (or a fraction thereof), $0.01 par value per share, was converted into 1.430 shares of the Company’s common stock.
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
Pre-Internalization Operating Partnerships Mergers
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
On August 28, 2020, the Company, Steadfast Income Advisor, LLC, the initial limited partner of the Current Operating Partnership (“SIR Advisor”), Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Current Operating Partnership (“STAR III Advisor”), Wellington VVM LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership (“Wellington”), and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Current Operating Partnership (“Copans” and together with “Wellington”, “VV&M”), entered into a Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT Operating Partnership, L.P. (the “Second A&R Partnership Agreement”) in order to, among other things, reflect the consummation of the Operating Partnership Mergers. The purpose of the Operating Partnership Mergers was to simplify the Company’s corporate structure so that the Company has a single operating partnership that is a direct subsidiary of the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with SRI, which provided for the internalization of the Company’s external management functions previously provided by the Former Advisor and its affiliates. Prior to the Closing (as defined herein), which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined herein) on August 31, 2020 (the “Closing”), Steadfast Investment Properties, Inc., a California corporation (“SIP”), Steadfast REIT Services, Inc., a California corporation (“REIT Services”), and their respective affiliates owned and operated all of the assets necessary to operate the Company and its subsidiaries as a self-managed company and employed all the employees necessary to operate as a self-managed company.

Pursuant to a Contribution and Purchase Agreement (the “Contribution & Purchase Agreement”) between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company (“SRSH”), and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash and (2) 6,155,613.92 Class B OP units of limited partnership interests in the Current Operating Partnership (the “Class B OP Units”) having the agreed value set forth in the Contribution & Purchase Agreement of $15.23 per Class B OP Unit at the time of the transaction. In addition, the Company purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns an 48.6% interest in Steadfast Holdings, the largest owner of SRI.

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
The Former Advisor
Prior to the Internalization Transaction, the Company was externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between the Company and the Former Advisor (as may be amended, the “Advisory Agreement”). On August 31, 2020, prior to the Closing, the Company, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Closing, the Former Advisor and the Company entered into the First Amendment to the Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 are paid in cash to the Former Advisor by the Current Operating Partnership (the “First Amendment”). In connection with the Internalization Transaction, SRS assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Current Operating Partnership
Substantially all of the Company’s business is conducted through the Current Operating Partnership. The Company is the sole general partner of the Current Operating Partnership. The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of December 31, 2020, the Company owned approximately 94% of the operating partnership units of the Current Operating Partnership. As a result of the Internalization Transaction, SRI owns approximately 5% of the OP Units of the Current Operating Partnership, including approximately 6,155,613.92 Class B OP Units owned by SRI as of December 31, 2020. The remaining approximate 1% of the OP Units are owned by VV&M, unaffiliated third parties. The Current Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, which is an indirect wholly-owned subsidiary of the Current Operating Partnership. As a condition to the Closing, on August 31, 2020, the Company, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”) to restate the Second A&R Partnership Agreement in order to, among other things, remove

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the contribution, and designate Class B OP Units that were issued as consideration pursuant to the Internalization Transaction.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019, other than the Financial Accounting Standards Board (“FASB”) Staff Q&A related to Accounting Standards Codification (“ASC”) 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “ASC 842 Q&A”) and noncontrolling interest accounted for in accordance with ASC 810, Consolidation (“ASC 810”), each as further described below.
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
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the FASB, ASC and the rules and regulations of the SEC. Number of apartment homes, square footage, occupancy and certain other measures used to describe real estate included in the notes to the consolidated financial statements are presented on an unaudited basis.
Noncontrolling interests
Noncontrolling interests represent the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interests are comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) in STAR III OP, the Company’s then- indirect subsidiary, which merged with and into the Current Operating Partnership pursuant to the OP Merger described in Note 1 (Organization and Business), and Class B OP Units of the Current Operating Partnership. The Company accounts for noncontrolling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of December 31, 2020, the Company’s noncontrolling interests qualified as permanent equity. There were no noncontrolling interests in 2019. For more information on the Company’s noncontrolling interest, see Note 9 (Noncontrolling Interest).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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

Buildings	27.5 years
Building improvements	5 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	5-10 years
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805, Business Combinations (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the year ended December 31, 2020, all of the Company’s acquisitions of real estate properties and the Mergers were determined to be asset acquisitions.
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
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new resident and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new resident include commissions and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are amortized to

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

depreciation and amortization expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the recent outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. The Company recorded an impairment charge related to two of its real estate assets during the year ended December 31, 2020. No impairment loss was recorded in 2019. See Note 4 (Real Estate) for details.
Properties Held for Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of each of December 31, 2020 and 2019, the Company classified zero and one real estate assets, respectively, as held for sale, as presented on its consolidated balance sheets. See Note 4 (Real Estate) for details.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company recorded goodwill during the year ended December 31, 2020, in connection with the Internalization Transaction. See Note 3 (Internalization Transaction) for details. The Company performed its annual assessment on October 1, 2020.
Revenue recognition - operating leases
The majority of the Company’s revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases (“ASC 842”). The Company leases apartment homes under operating leases with terms generally of one year or less. Generally, credit investigations are performed for prospective residents and security deposits are obtained. In accordance with ASC 842, the Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectability is probable and records amounts expected to be received in later years as deferred rent receivable. For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements for common area maintenance and other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied. Tenant reimbursements for common area maintenance are accounted for as variable lease payments and are recorded as rental income on the Company’s consolidated statement of operations.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
Residents’ payment plans due to COVID-19
In April, 2020, the FASB issued the ASC 842 Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, modified terms and conditions of a company’s existing lease contracts, such as, changes to lease payments, may affect the economics of the lease for the remainder of the term and are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not considered a ‘lease modification’ pursuant to ASC 842. This means both the lessor and lessee need not remeasure and reallocate the consideration in the lease contract, reassess the lease term or reassess lease classification and lease liability, provided that the concessions are considered to be a separate contract. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842 as described above.
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
During the fiscal quarter ended June 30, 2020, the Company instituted payment plans for its residents that were experiencing hardship due to COVID-19, which the Company refers to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, the Company allowed qualifying residents to defer their rent, which is collected by the Company in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, the Company began providing certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident fails to make payments pursuant to the COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. The Company did not offer residents any other payment plans during the remaining months in fiscal year 2020 due to the reduced demand of such payment plans.
In January and February of 2021, the Company offered an extension to the COVID-19 Payment Plan (the “Extension Plan”), that allows eligible residents to defer their rent, which is collected by the Company in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan.
During the three months ended September 30, 2020, the Company initiated a Debt Forgiveness Program for certain qualifying residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments (the “Debt Forgiveness Program”). Pursuant to the Debt Forgiveness Program, the Company is offering qualifying residents an opportunity to terminate their lease without being liable for any unpaid rent and penalties. The Company determined that

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

accounts receivable related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in its reserve.
The Company elected not to evaluate whether the COVID-19 Payment Plans and the Debt Forgiveness Program are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans and Debt Forgiveness Program as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession (which in this case only applies to the COVID-19 Payment Plans) by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of December 31, 2020 and 2019, the Company reserved $2,245,067 and $0 of accounts receivables, respectively, which are considered not probable for collection.
Investments in Unconsolidated Joint Ventures
The Company accounted for investments in unconsolidated joint venture entities in which it would have exercised significant influence over, but did not control, using the equity method of accounting. Under the equity method, the investment was initially recorded at cost including an outside basis difference, which represented the difference between the purchase price the Company paid for its investment in the joint venture and the book value of the Company’s equity in the joint venture, and subsequently adjusted it to reflect additional contributions or distributions, the Company’s proportionate share of equity in the joint venture’s earnings (loss) and amortization of the outside basis difference. The Company recognized its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in earnings (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluated its investment in an unconsolidated joint venture for other-than-temporary impairments. The Company recorded an other-than-temporary impairment (“OTTI”) on its investment in unconsolidated joint venture of $2,442,411 during the year ended December 31, 2020. No OTTI was recorded in the year ended December 31, 2019. See Note 5 (Investment in Unconsolidated Joint Venture) for details. The Company elected the cumulative earnings approach to classify cash receipts from the unconsolidated joint venture on the accompanying consolidated statements of cash flows.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. As of December 31, 2020 and 2019, the Company had amounts in excess of federally insured limits in deposit accounts with a financial institution. The Company limits such deposits to financial institutions with high credit standing.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants, cash that is deposited with a qualified intermediary for reinvestment pursuant to Section 1031 of the Internal Revenue Code and a cash account established in connection with a letter of credit to fund future workers compensation claims. As of December 31, 2020, the Company had a restricted cash balance of $38,998,980, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as well as an amount set aside in connection with a letter of credit. As of December 31, 2019, the Company had a restricted cash balance of $73,614,452, which included $36,740,983 in allocated loan amounts held by the lender of the Company’s master credit facility as collateral for two properties sold during the year ended December 31, 2019, $24,720,969 of cash proceeds from the sale of two properties that were being held by qualified intermediaries, and $12,152,500 related to amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company lenders.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Cash and cash equivalents	$258,198,326	$74,806,649
Restricted cash	38,998,980	73,614,452
Other assets related to real estate held for sale	—	118,570
Total cash, cash and cash equivalents and restricted cash	$297,197,306	$148,539,671
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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the year ended December 31, 2020 and 2019.
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
DECEMBER 31, 2020

agreements. Therefore, the Company’s interest rate cap agreements were classified within Level 2 of the fair value hierarchy and are included in other assets in the accompanying consolidated balance sheets. Changes in the fair value of the interest rate cap agreements are recorded as interest expense in the accompanying consolidated statements of operations.

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$7,852	$—

	December 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Recurring Basis:
Assets:
Interest rate cap agreements(1)	$—	$132	$—
_________________
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of December 31, 2020 and 2019, the fair value of the notes payable was $2,246,242,677 and $1,153,445,768, respectively, compared to the carrying value of $2,129,245,671 and $1,108,559,045, respectively.
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

the year ended December 31, 2020, were based on daily record dates and calculated at a rate of $0.002459 per share per day during the period from January 1, 2020 to December 31, 2020.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During each of the years ended December 31, 2020 and 2019, the Company declared distributions totaling $0.900 per share of common stock, respectively. On January 12, 2021, the Company’s board of directors determined to reduce the annual distribution payment to $0.525 per share commencing on February 1, 2021 and ending February 28, 2021, which was extended through April 30, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day.
Operating Expenses
Pursuant to the Company’s Articles of Amendment and Restatement (as supplemented, the “Charter”), the Company is limited in the amount of certain operating expenses it may record on a rolling four-quarter basis to the greater of 2% of average invested assets and 25% of net income. Operating expenses include all costs and expenses incurred by the Company, as determined under GAAP, that in any way are related to the operation of the Company, excluding expenses of raising capital, interest payments, taxes, property operating expenses, non-cash expenditures, incentive fees, acquisition fees and expenses and investment management fees. During the four quarters ended December 31, 2020, the Company recorded operating expenses of $29,592,377, which includes $3,299,465 incurred by the Former Advisor and affiliates of the Company, on behalf of the Company, none of which was in excess of the 2%/25% limitation, and are included in general and administrative expenses in the accompanying consolidated statements of operations. Operating expenses of $158,723 remain payable and are included in due to affiliates in the accompanying consolidated balance sheet as of December 31, 2020.
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
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend or to terminate would be exercised. As the implicit rate in most leases are not readily determinable, the Company’s incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to the Company’s recent debt financing transactions, as well as publicly available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates. Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases. On January 1, 2019, the Company adopted ASU 2016-02 and its related amendments (collectively, “ASC 842”) using the modified retrospective method. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward its original assessment of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all classes of underlying assets. See Note 15 (Leases).
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
DECEMBER 31, 2020

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
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT under the Internal Revenue Code and has operated as such commencing with the taxable year ended December 31, 2014. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. As a result of the Mergers, the Current Operating Partnership could be liable for state or local tax liabilities. Subsequent to the Internalization Transaction, the Company formed STAR TRS, Inc. (the “TRS”), a taxable REIT subsidiary that is a wholly owned indirect subsidiary of the Current Operating Partnership, that did not elect to qualify as a REIT and is therefore subject to federal and state income taxes. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate income tax rates and generally would not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company follows ASC 740, Income Taxes, to recognize, measure, present and disclose in its accompanying consolidated financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2020 and 2019, the Company had no liabilities for uncertain tax positions that it believes should be recognized in its accompanying consolidated financial statements. Due to uncertainty regarding the realization of certain deferred tax assets, the Company has established valuation allowances, primarily in connection with the net operating loss carryforwards related to the Company. The Company has not been assessed material interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years ended December 31, 2020. As of December 31, 2020, the Company’s tax returns for calendar years 2019, 2018 and 2017 remain subject to examination by major tax jurisdictions.
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
DECEMBER 31, 2020

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) and a subsequent amendment to the guidance, ASU 2021-01 in January 2021. ASU 2020-04 provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company refers to this transition as reference rate reform. The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges. ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact ASU 2020-04 has on its debt, derivative and lease contracts that are eligible for modification relief and may apply those elections as needed.
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
DECEMBER 31, 2020

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
In August 2020, the SEC issued Final Rule Release No. 33-10825, Modernization of Regulation S-K Items 101, 103 and 105, which amends certain disclosure requirements required by Regulation S-K relating to the description of business (Item 101), legal proceedings (Item 103) and risk factors (Item 105). The amendments to Item 101 will, among other things, allow the Company to provide updates regarding the business based on materiality, if it incorporates by reference disclosure from a previous SEC filing. The amendment also requires disclosures regarding the registrant’s human capital resources to the extent such disclosures would be material to an understanding of the registrant’s business. The amendments to Item 103, among other things, increase the quantitative threshold for disclosing certain environmental proceedings, and the amendments to Item 105, among other things, require a risk factors summary if the risk factors section is longer than 15 pages. The Company adopted these modifications, which were effective on November 9, 2020, and included disclosures regarding human capital management and summary of risk factors in this Annual Report on Form 10-K. The adoption of the other amendments did not have a material impact on the consolidated financial statements.
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
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. This amendment will become effective on February 10, 2021. Early Adoption is permitted. The Company early adopted these modifications in this Annual Report on Form 10-K. The adoption of this guidance did not have a material impact on the consolidated financial statements.
3.         Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company completed the Internalization Transaction with SRI, which provided for the internalization of the Company’s external management functions provided by the Former Advisor and its affiliates.
Pursuant to the Contribution & Purchase Agreement between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash consideration and (2) 6,155,613.92 Class B OP Units having the agreed value of $15.23 per Class B OP Unit at the time of the transaction. The Company also purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Fair Value of Consideration Transferred
The Company accounted for the Internalization Transaction as a business combination under the acquisition method of accounting. Pursuant to the terms of the Internalization Transaction, the following consideration was given in exchange for all of the membership interests in SRSH:

Amount
Cash consideration(1)	$31,249,000

Class B OP Units issued	6,155,613.92
Fair value per Class B OP Unit	$15.23
Fair value of OP Unit Consideration	93,750,000

Promote price(2)	1,000

Accounting value of total consideration	$125,000,000
_________________
(1)Represents the contractual cash consideration before adjustments to reflect affiliates assets acquired in the Internalization Transaction of $2,717,634 and affiliates liabilities assumed in the Internalization Transaction of $4,701,436.
(2)Represents the repurchase of Class A Convertible Stock by the Company.

Assets Acquired and Liabilities Assumed
The Internalization Transaction was accounted for as a business combination under the acquisition method of accounting under ASC 805, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

During the year ended December 31, 2020, the Company finalized the purchase price allocation of the fair value of consideration transferred (described above) for the Internalization Transaction. The following table summarizes the finalized purchase price allocation as of the date of the Internalization Transaction:

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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

_________________
(1)The intangible assets acquired consist of property management agreements that the Company, acting as advisor and property manager through certain subsidiaries, has with affiliates of SRI (the “SRI Property Management Agreements”). The value of the SRI Property Management Agreements was determined based on a discounted cash flow valuation of the projected revenues of the acquired agreements. The SRI Property Management Agreements are subject to an estimated useful life of one year. As of December 31, 2020, the SRI Property Management Agreements were approximately 33% amortized.
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

The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Year Ended December 31,
	2020	2019
Revenue	$303,851,813	$323,258,776
Net income (loss)(1)(2)	$(109,151,163)	$29,545,827
Net income (loss) attributable to noncontrolling interests	$(5,759,798)	$1,585,124
Net income (loss) attributable to common stockholders(3)	$(103,391,365)	$27,960,703
Net income (loss) attributable to common stockholders per share - basic and diluted	$(1.04)	$0.26
_________________
(1)The incremental cost of hiring the existing workforce responsible for the Company’s real estate management and operations of $17,906,923 and $17,742,481, was included in pro forma expenses in arriving at the pro forma net income/(loss) for the years ended December 31, 2020 and 2019, respectively. The pro forma impact of the Internalization Transaction on the Company’s historical results of operations based on the historical net income of SRI and its affiliates was $19,083,158 for the year ended December 31, 2019.
(2)Contemporaneously with the closing of the Internalization Transaction, the Company hired 634 employees, previously employed by SRI and its affiliates, to operate all of the assets necessary to operate the business of the Company.
(3)Amount is net of net income (loss) attributable to noncontrolling interests and distributions to preferred shareholders.
4.          Real Estate
Current Period Acquisitions
During the year ended December 31, 2020, the Company acquired 42 real estate properties, all of which were determined to be asset acquisitions, including 36 real estate properties acquired in the Mergers, two parcels of land for the development of apartment homes and four real estate properties, three of which were acquired through exchanges pursuant to Section 1031 of the Internal Revenue Code.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

The following is a summary of real estate properties acquired during the year ended December 31, 2020:

					Purchase Price Allocation
Property Name	Location	Purchase Date	Properties	Homes	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Below Market Leases	Discount (Premium) on Assumed Liabilities	Total Purchase Price
Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	1	313	$10,574,569	$50,026,284	$1,463,076	$—	$—	$62,063,929
Patina Flats at the Foundry	Loveland, CO	2/11/2020	1	155	2,463,617	41,537,960	1,184,050	(61,845)	—	45,123,782
SIR Merger(1)	Various	3/6/2020	27	7,527	114,377,468	959,337,747	27,027,759	—	1,391,489	1,102,134,463
STAR III Merger(1)	Various	3/6/2020	9	2,639	58,056,275	411,461,858	10,041,373	—	(5,802,045)	473,757,461
Arista at Broomfield	Broomfield, CO	3/13/2020	1	—	7,283,803	1,301,972	—	—	—	8,585,775
VV&M	Dallas, TX	4/21/2020	1	310	8,207,057	51,299,734	1,407,518	—	(945,235)	59,969,074
Flatirons	Broomfield, CO	6/19/2020	1	—	8,574,704	238,485	—	—	—	8,813,189
Los Robles	San Antonio, TX	11/19/2020	1	306	5,098,903	45,338,136	1,183,797	—	—	51,620,836
			42	11,250	$214,636,396	$1,560,542,176	$42,307,573	$(61,845)	$(5,355,791)	$1,812,068,509
_________________
(1)In connection with the Mergers, the Company capitalized transaction costs on the accompanying consolidated balance sheets of $28,145,708 under ASC 805 using a relative fair value method (the “Capitalized Transaction Costs”). Capitalized Transaction Costs of $26,515,662 and $628,691 were incurred upon the completion of the Mergers on March 6, 2020, and were allocated to the real estate acquired and investment in unconsolidated joint venture, respectively, and $1,630,046 of the Capitalized Transaction Costs, which were incurred and initially capitalized to buildings and improvements on the Company’s consolidated balance sheets as of December 31, 2019, were reallocated to the real estate acquired in the Mergers upon the completion of the Mergers.
As of December 31, 2020, the Company owned 69 multifamily properties comprising a total of 21,567 apartment homes and three parcels of land held for the development of apartment homes.
The total acquisition price of the Company’s multifamily real estate portfolio was $3,128,910,761, excluding land held for the development of apartment homes of $39,891,218. As of December 31, 2020 and 2019, the Company’s portfolio was approximately 95.4% and 94.6% occupied and the average monthly rent was $1,173 and $1,200, respectively.
As of December 31, 2020 and 2019, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties were as follows:

	December 31, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$337,322,234	$2,882,411,683	$1,752,793	$3,221,486,710	$39,891,218	$—
Less: Accumulated depreciation and amortization	—	(397,413,838)	(330,839)	(397,744,677)	—	—
Net investments in real estate and related lease intangibles	$337,322,234	$2,484,997,845	$1,421,954	$2,823,742,033	$39,891,218	$—

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
_________________
(1)During the year ended December 31, 2019, the Company capitalized $1,630,046 of costs related to the Mergers, included in building and improvements in the accompanying consolidated balance sheets.
Depreciation and amortization expense was $162,978,734, $73,781,883 and $70,993,280 for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation of the Company’s buildings and improvements was $121,839,067, $73,780,075 and $70,993,280 for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation of the Company’s acquired furniture and fixtures in the Internalization Transaction was $13,127, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.
Amortization of the Company’s intangible assets was $41,126,540, $1,808 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.
Amortization of the Company’s tenant origination and absorption costs was $40,840,580, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s operating ROU assets was $10,212, $1,808 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. This represents the amortization of initial direct costs included in the measurement of the operating ROU assets.
Amortization of the Company’s SRI Property Management Agreements was $275,748, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. This represents the amortization of the SRI Property Management Agreements acquired in the Internalization Transaction.
Amortization of the Company’s other intangible assets, which consist of below-market leases, was $5,937, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 10 years.
Operating Leases
As of December 31, 2020, the Company’s real estate portfolio comprised 21,567 residential apartment homes and was 96.5% leased by a diverse group of residents. For the year ended December 31, 2020 and 2019, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from six to nine years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $8,545,977 and $4,351,837 as of December 31, 2020 and 2019, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of December 31, 2020, and thereafter is as follows:

2021	$182,566
2022	244,460
2023	250,196
2024	257,214
2025	264,423
Thereafter	980,059
$2,178,918
As of December 31, 2020 and 2019, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.

Real Estate Under Development
During the year ended December 31, 2020, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station	Murfreesboro, TN	5/30/2019	$2,469,183	$20,023,071	$22,492,254
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	1,301,972	8,585,775
Flatirons	Broomfield, CO	6/19/2020	8,574,704	238,485	8,813,189
			$18,327,690	$21,563,528	$39,891,218
2020 Property Dispositions
Montecito Apartments
On March 6, 2020, in connection with the SIR Merger, the Company acquired Montecito Apartments, a multifamily property located in Austin, Texas, containing 268 apartment homes. The purchase price of Montecito Apartments was $36,461,172, including closing costs. During the quarter ended June 30, 2020, the Company recorded an impairment charge of $3,269,466, as it was determined that the carrying value of Montecito Apartments would not be recoverable. The impairment charge was a result of actively marketing Montecito Apartments for sale at a disposition price that was less than its carrying value. On October 29, 2020, the Company sold Montecito Apartments for $34,700,000, excluding selling costs of $395,883, resulting in a gain of $1,699,349, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The carrying value of Montecito Apartments as of the date of sale was $32,604,768. The purchaser of Montecito Apartments is not affiliated with the Company or the Former Advisor.
Ansley at Princeton Lakes
On March 6, 2020, in connection with the STAR III Merger, the Company acquired Ansley at Princeton Lakes, a multifamily property located in Atlanta, Georgia, containing 306 apartment homes. The purchase price of Ansley at Princeton Lakes was $51,564,357, including closing costs. During the quarter ended June 30, 2020, the Company recorded an impairment charge of $1,770,471, as it was determined that the carrying value of Ansley at Princeton Lakes would not be recoverable. The impairment charge was a result of actively marketing Ansley at Princeton Lakes for sale at a disposition price that was less than its carrying value. On September 30, 2020, the Company sold Ansley at Princeton Lakes for $49,500,000, excluding selling costs of $466,550, resulting in a gain of $1,392,434, which includes reductions to the net book value of the property due to impairment and historical depreciation and amortization expense. The carrying value of Ansley at Princeton Lakes as of the

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

date of sale was $47,641,016. The purchaser of Ansley at Princeton Lakes is not affiliated with the Company or the Former Advisor.
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

The results of operations for the years ended December 31, 2020, 2019 and 2018, through the dates of sale for all properties disposed of through December 31, 2020 were included in continuing operations on the Company’s consolidated statements of operations and are as follows:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$5,059,466	$8,962,905	$9,489,991
Other income	103,895	54,902	52,400
Total revenues	5,163,361	9,017,807	9,542,391
Expenses:
Operating, maintenance and management	1,725,729	2,592,404	2,938,157
Real estate taxes and insurance	1,120,807	1,880,415	1,977,882
Fees to affiliates	230,634	474,092	403,783
Depreciation and amortization	3,406,226	2,722,239	3,538,124
Interest expense	964,018	—	1,203,658
General and administrative expenses	67,142	72,881	64,650
Impairment of real estate	5,039,937	—	—
Total expenses	12,554,493	7,742,031	10,126,254
(Loss) income before other income	(7,391,132)	1,275,776	(583,863)
Other income:
Gain on sale of real estate, net	14,476,382	11,651,565	—
Interest income	1,390	6,249	3,783
Insurance proceeds in excess of losses incurred	—	—	42,016
Loss on debt extinguishment	(191,377)	—	(446,593)
Total other income (loss)	14,286,395	11,657,814	(400,794)
Net income (loss)	$6,895,263	$12,933,590	$(984,657)
2020 Unconsolidated Joint Venture Disposition
On March 6, 2020, in connection with the SIR Merger, the Company acquired a 10% interest in BREIT Steadfast MF JV LP, which consisted of 20 multifamily properties with a total of 4,584 apartment homes (the Joint Venture”). During the quarter ended June 30, 2020, the Company recognized an OTTI of $2,442,411. The OTTI was a result of us receiving an indication of value in connection with negotiating a sale of the Company’s joint venture interest at a disposition price that was less than the carrying value of the Joint Venture. On July 16, 2020, the Company sold its joint venture interest for $19,278,280, resulting in a gain on sale of $66,802.
Completion of Mergers
On March 6, 2020, pursuant to the terms and conditions of the SIR Merger Agreement and STAR III Merger Agreement (together the “Merger Agreements”), SIR Merger Sub and STAR III Merger Sub, the surviving entities, continued as wholly-

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

owned subsidiaries of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of SIR and STAR III ceased. The combined company retained the name “Steadfast Apartment REIT, Inc.” At the effective time of the Mergers, each issued and outstanding share of SIR and STAR III’s common stock (or a fraction thereof), $0.01 par value per share, was converted into 0.5934 and 1.430 shares of the Company’s common stock, respectively.

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
_________________
(1)Represents the number of shares of common stock of SIR and STAR III converted into STAR shares upon consummation of the Mergers.

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

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Impairment of Real Estate Assets
Ansley at Princeton Lakes and Montecito Apartments
During the three months ended June 30, 2020, the Company recorded an impairment charge of $5,039,937 as it was determined that the carrying value of Ansley at Princeton Lakes and Montecito Apartments would not be recoverable. The impairment charge was a result of actively marketing Ansley at Princeton Lakes and Montecito Apartments for sale at disposition prices that were less than their carrying values. In determining the fair value of property, the Company considered Level 3 inputs. Ansley at Princeton Lakes and Montecito Apartments were sold on September 30, 2020 and October 29, 2020, respectively.
5. Investment in Unconsolidated Joint Venture

On March 6, 2020, upon consummation of the SIR Merger, the Company acquired a 10% interest in the Joint Venture. On July 16, 2020 (the “JV Disposition Date”), the Company sold its joint venture interest for $19,278,280 to an affiliate of the general partner of the Joint Venture. The Company did not exercise significant influence, nor did it control the Joint Venture and had accounted for its former investment in the Joint Venture under the equity method of accounting. Income, losses, contributions and distributions were generally allocated based on the members’ respective equity interests.
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
As of the JV Disposition Date, the book value of the Company’s investment in the Joint Venture was $18,955,478, which included an accounting outside basis difference of $8,067,010, net and capitalized transaction costs of $594,993, net. The accounting outside basis difference represented the difference between the purchase price the Company paid for its investment in the Joint Venture in connection with the SIR Merger and the book value of the Company’s equity in the Joint Venture as of the JV Disposition Date. The capitalized transaction costs relate to acquiring the interest in the Joint Venture through the consummation of the SIR Merger.
During the years ended December 31, 2020 and 2019, $490,586 and $0 of amortization of the basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations, respectively. The Company recorded the gain on sale of the investment in unconsolidated joint venture of $66,802 in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company received distributions of $360,700 and $0 related to its investment in the Joint Venture, respectively.
Unaudited financial information for the Joint Venture for the periods from March 6, 2020 through the JV Disposition Date, is summarized below:

For the Period from March 6, 2020 through July 16, 2020
Revenues	$23,313,921
Expenses	(25,078,993)
Other income	225,914
Net loss	$(1,539,158)

Company’s proportional net loss	$(153,916)
Amortization of outside basis	(490,586)
Impairment of unconsolidated joint venture	(2,442,411)
Gain on sale of unconsolidated joint venture	66,802
Equity in losses of unconsolidated joint venture	$(3,020,111)

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

6.          Other Assets
As of December 31, 2020 and 2019, other assets consisted of:

	December 31,
	2020	2019
Prepaid expenses	$6,446,847	$1,521,084
SRI Property Management Agreements, net	543,332	—
Interest rate cap agreements (Note 14)	7,852	132
Escrow deposits for pending real estate acquisitions	—	2,600,300
Other deposits	649,470	1,342,615
Corporate computers, net	132,708	—
Lease right-of-use assets, net (Note 15)(1)	2,145,505	49,184
Other assets	$9,925,714	$5,513,315
_________________
(1)As of December 31, 2020, lease ROU assets, net included finance lease ROU asset, net of $16,845 and operating ROU assets, net of $2,128,660. As of December 31, 2019, lease ROU assets, net included finance lease ROU asset, net of $0 and operating ROU assets, net of $49,184.

Amortization of the Company’s SRI Property Management Agreements was $275,748, $0 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of the Company’s initial direct costs included in the measurement of the operating ROU assets was $10,212, $1,808 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 15 (Leases) for details.
7.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by individual properties as of December 31, 2020 and 2019:

	December 31, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.27%	$113,452,357
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,273,877,535
Mortgage notes payable, gross	46				3.72%	1,387,329,892
Premiums and discount, net(2)						3,809,734
Deferred financing costs, net(3)						(6,756,841)
Mortgage notes payable, net						$1,384,382,785

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
_________________
(1)See Note 14 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2)The following table summarizes debt premiums and discounts as of December 31, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations. There were no debt premiums and discounts as of December 31, 2019.

Net Debt Premium (Discount) before Amortization as of December 31, 2020	Amortization of Debt (Premium) Discount During the Year Ended December 31, 2020	Unamortized Net Debt Premium (Discount) as of December 31, 2020
$15,375,305	$(1,836,575)	$13,538,730
(10,179,526)	450,530	(9,728,996)
$5,195,779	$(1,386,045)	$3,809,734
(3)Accumulated amortization related to deferred financing costs as of December 31, 2020 and 2019 was $3,495,183 and $2,215,461, respectively.
Construction Loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the development of a multifamily property known as Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of December 31, 2020 and 2019, the principal outstanding balance on the construction loan was $6,264,549 and $0, respectively, and was included within mortgage notes payable, net on the accompanying consolidated balance sheets.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as substitute collateral for the three multifamily properties disposed of and released from the MCFA. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (i) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (ii) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (iii) a variable rate loan in the aggregate principal

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (iv) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. The Company paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid the Former Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, the Company, through seven indirect wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), entered into a Master Credit Facility Agreement (the “PNC MCFA,”), a fixed rate Multifamily Note and a variable rate Multifamily Note (collectively, the “Notes”) and the other loan documents for the benefit of PNC Bank. The PNC MCFA provides for two tranches: (i) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (ii) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
Revolving Credit Loan Facility
On June 26, 2020, the Company entered into a revolving credit loan facility (the “Revolver”) with PNC Bank in an amount not to exceed $65,000,000. The Revolver provides for advances (each, a “Revolver Loan”) solely for the purpose of financing costs in connection with acquisitions and development of real estate projects and for general corporate purposes (subject to certain debt service and loan to value requirements). The Revolver has a maturity date of June 26, 2023, subject to extension. Advances made under the Revolver are secured by the Landings of Brentwood property, as evidenced by the Loan Agreement, the Credit Facility Notes (the “Notes”), the Deed of Trust and a Guaranty from the Company (the “Guaranty,” together with the Loan Agreement and the Notes, the “Loan Documents”).
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread.
As of December 31, 2020 and 2019, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of December 31,
	2020	2019
Principal balance on MCFA, gross	$592,137,000	$551,669,000
Principal balance on PNC MCFA, gross	158,340,000	—
Deferred financing costs, net on MCFA(1)	(3,436,850)	(3,208,770)
Deferred financing costs, net on PNC MCFA(2)	(1,689,935)	—
Deferred financing costs, net on Revolver(3)	(487,329)	—
Credit facilities, net	$744,862,886	$548,460,230
_________________
(1)Accumulated amortization related to deferred financing costs in respect of the MCFA as of December 31, 2020 and 2019, was $1,298,265 and $832,187, respectively.
(2)Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of December 31, 2020 and 2019, was $99,283 and $0, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

(3)Accumulated amortization related to deferred financing costs in respect of the Revolver as of December 31, 2020 and 2019, was $101,549 and $0, respectively.

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

The following is a summary of the terms of the assumed loans on the date of the Mergers:

			Interest Rate Range
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum	Principal Outstanding At Merger Date
Variable rate	2	1/1/2027 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR +2.31%	$64,070,000
Fixed rate	27	10/1/2022 - 10/1/2056	3.19%	4.66%	726,950,471
Assumed Principal Mortgage Notes Payable	29				$791,020,471

Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of December 31, 2020:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Principal payments on outstanding debt (1)	$2,137,806,892	$8,724,823	$41,107,321	$60,647,614	$58,165,948	$197,570,696	$1,771,590,490
_________________
(1)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At December 31, 2020 and 2019, the Company was in compliance with all debt covenants.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense of $75,171,052, $49,273,750 and $44,374,484, respectively. Interest expense for the years ended December 31, 2020, 2019 and 2018 includes amortization of deferred financing costs of $1,948,437, $1,019,355 and $1,056,545, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $65,391, $225,637 and $(87,160), amortization of net loan premiums and discounts of $1,393,673, $0 and $207,074, imputed interest on the finance lease portion of the Company’s sub-lease of $175, $0 and $0, line of credit commitment fees of $65,953, $2,137 and $57,007 and costs associated with the refinancing of debt of $42,881, $496,684 and $587,520, net of capitalized interest of $807,345, $106,523 and $0, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
Interest expense of $6,806,695 and $3,954,686 was payable as of December 31, 2020 and 2019, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

8.         Stockholders’ Equity
 General
Pursuant to the Charter, the total number of shares of capital stock authorized for issuance is 1,100,000,000 shares, consisting of 999,998,000 shares of common stock with a par value of $0.01 per share, 1,000 shares of Class A non-participating, non-voting convertible stock with a par value of $0.01 per share, 1,000 shares of non-participating, non-voting convertible stock with a par value of $0.01 per share and 100,000,000 shares of preferred stock with a par value of $0.01 per share.
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
On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers. As of December 31, 2020, the Company had issued 111,665,117 shares of common stock, including 56,016,053 shares of common stock issued in the Mergers and 8,035,037 shares of common stock issued pursuant to the DRP for aggregate proceeds of $1,633,192,593, including $887,294,279 from the Mergers and $120,300,569 of proceeds pursuant to the DRP, net of offering costs of $84,837,134.
As further discussed in Note 11 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock granted to the Company’s independent directors prior to the Internalization Transaction, vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant. On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or subsequent annual election to the Company’s board of directors. The shares of restricted common stock granted pursuant to the Company’s independent directors’ compensation plan generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the years ended December 31, 2020, 2019 and 2018 for the restricted stock issued to the Company’s independent directors were as follows:

	Year Ended December 31,
	2020	2019	2018
Nonvested shares at the beginning of the period	7,497	7,497	7,497
Granted shares	31,288	4,998	4,998
Vested shares	(5,416)	(4,998)	(4,998)
Nonvested shares at the end of the period	33,369	7,497	7,497

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the years ended December 31, 2020, 2019 and 2018 was as follows:

Grant Year	Weighted Average Fair Value
2018	$15.18
2019	15.84
2020	15.36
Included in general and administrative expenses is $112,600, $71,250 and $74,617 for the years ended December 31, 2020, 2019 and 2018, respectively, for compensation expense related to the issuance of restricted common stock to the Company’s independent directors. As of December 31, 2020, the compensation expense related to the issuance of the restricted common stock to the Company’s independent directors not yet recognized was $466,166. The weighted average remaining term of the restricted common stock to the Company’s independent directors was approximately 1.4 years as of December 31, 2020. As of December 31, 2020, no shares of restricted common stock issued to the independent directors had been forfeited.
Issuance of Restricted Stock Awards to Key Employees
2020 Restricted Stock Awards
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
In the event of a termination of a key employee’s employment by the Company without cause or by the key employee for good reason within 12 months following a change in control, any unvested portion of the 2020 Restricted Stock Award will become fully vested at the time of such termination, provided that if the 2020 Restricted Stock Award is unvested at the time of a change in control of the Company and are not assumed or substituted for equivalent awards as part of the change in control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the change in control transaction. The fair value of grants issued was approximately $2,850,000. Total compensation expense related to the 2020 Restricted Stock Awards for the year ended December 31, 2020 was $316,676, and was included in general and administrative costs on the accompanying consolidated statements of operations. As of December 31, 2020, the compensation expense related to the issuance of the restricted common stock to the key employees not yet recognized was $2,533,324. The weighted average remaining term of the restricted common stock issued to the Company’s key employees was approximately 2.2 years as of December 31, 2020. As of December 31, 2020, no shares of restricted common stock issued to the Company’s key employees have been forfeited.
2021 Restricted Stock Awards
On September 1, 2020, in connection with the Internalization Transaction, and subject to each executive’s continued employment through the grant date, in the first quarter of calendar year 2021, the Company granted certain key employees an award of time-based restricted stock (the “Time-Based 2021 Award”) with a total grant date fair value of $1,512,000 to be granted under and subject to the terms of the Incentive Award Plan. The Time-Based 2021 Awards will vest ratably over three years following the grant date, subject to the key employees’ continuous employment through the applicable vesting dates, with certain exceptions.
Investment Management Fee and Loan Coordination Fee Paid to Former Advisor in Shares
Following the completion of the Mergers on March 6, 2020 and until the closing of the Internalization Transaction, and pursuant to the Advisory Agreement, the Company paid the Former Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

shares of common stock fully vest and become non-forfeitable upon payment of the monthly investment management fee. The fair value of the vested common stock at the date of issuance, using the most recent publicly disclosed estimated value per share, is recorded in stockholders’ equity in the accompanying consolidated balance sheets. Investment management fees incurred in shares, included in fees to affiliates in the accompanying consolidated statements of operations were $8,367,340 for the year ended December 31, 2020. No investment management fees were incurred in shares for the years ended December 31, 2019 or 2018.
Following the closing of the Mergers on March 6, 2020 and until the closing of the Internalization Transaction, and pursuant to the Advisory Agreement, the Company paid the Former Advisor a loan coordination fee in shares of the Company’s common stock at the estimated value per share at the time of issuance. The loan coordination fee was payable in shares equal to 0.5% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property) or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees incurred in shares and included in fees to affiliates in the accompanying consolidated statements of operations, were $1,116,700 for the year ended December 31, 2020. No loan coordination fees were incurred in shares for the years ended December 31, 2019 or 2018.
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
As discussed in Note 1 (Organization and Business), in connection with the Internalization Transaction, the Company purchased all of the Class A Convertible Stock from the Former Advisor for $1,000.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of December 31, 2020 and 2019, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP initially was $14.25. On March 9, 2021, April 17, 2020 and March 12, 2019, the Company’s board of directors approved a price per share for the DRP of $15.55, $15.23, and $15.84, effective April 1, 2021, May 1, 2020 and April 1, 2019, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
_________________
(1)As adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock. Repurchase price includes the full amount paid for each share, including all sales commissions and dealer manager fees.
(2)The “Share Repurchase Price” equaled 93% of the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.
(3)The required one-year holding period did not apply to repurchases requested within two years after the death or disability of a stockholder.
(4) The purchase price per share for shares repurchased upon the death or disability of a stockholder was equal to the average issue price per share for all of the stockholder’s shares.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
In connection with the announcement of the then-proposed SIR Merger and STAR III Merger, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied to repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as defined in the Amended and Restated SRP) of a stockholder. Repurchases pursuant to the Amended & Restated SRP continued to be limited to $2,000,000 per quarter. On March 3, 2020, in connection with the closing of the SIR Merger and the STAR III Merger, the Company’s board of directors amended its share repurchase plan to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP was open to all repurchase requests beginning April 1, 2020. As of December 31, 2020, the share repurchase price was $14.16 per share, which represented 93% of the then- most recently published estimated value per share of $15.23.
On January 12, 2021, the board of directors approved an amendment to the Amended & Restated SRP. The amendment (1) limits repurchase requests to death and qualifying disability only and (2) sets a $3,000,000 per calendar quarter limit on the amount of repurchases by the Company. The amendment will take effect on the repurchase date at the end of April 2021, with respect to repurchases for the fiscal quarter ending March 31, 2021. Share requests that do not meet the requirements for death and disability will be cancelled (including any requests received during the first quarter of 2021). The current share repurchase price is $14.46 per share, which represents 93% of the most recently published estimated value per share of $15.55.
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $4,000,000 limit for any quarter put in place by the Company’s board of directors, which will be decreased to $3,000,000 beginning in the first quarter of 2021 and will be limited to repurchase requests in the event of death and qualifying disability. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of December 31, 2020 and 2019, the Company had recorded $4,000,000 and $797,289, respectively, which represents 282,477 (pursuant to the Amended & Restated SRP) and 53,152 shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the January 29, 2021 and January 31, 2020 repurchase dates.
During the year ended December 31, 2020, the Company repurchased a total of 767,143 shares with a total repurchase value of $10,907,826 and received requests for repurchases of 5,450,634 shares with a total repurchase value of $77,180,979. During the year ended December 31, 2019, the Company repurchased a total of 475,670 shares with a total repurchase value of $6,971,635 and received requests for the repurchase of 904,967 shares with a total repurchase value of $13,240,859, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted for death and disability, pro rata as to other repurchase requests.
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
DECEMBER 31, 2020

in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination or suspension of the Company’s share repurchase plan. The share repurchase plan will terminate in the event that a secondary market develops for the Company’s shares of common stock.
For the year ended December 31, 2020, the Company reclassified $1,383,318, net of $10,907,826 of fulfilled repurchase requests, from permanent equity to temporary equity, which was included as redeemable common stock on the accompanying balance sheets. For the year ended December 31, 2019, the Company reclassified $1,202,711, net pursuant to the share repurchase plan from accounts payable and accrued liabilities to temporary equity, which is included as redeemable common stock on the accompanying consolidated balance sheets.
Distributions
The Company’s long-term goal is to pay distributions solely from cash flow from operations. However, because the Company may receive income from interest or rents at various times during the Company’s fiscal year and because the Company may need cash flow from operations during a particular period to fund capital expenditures and other expenses, the Company expects that at times during the Company’s operational stage, the Company will declare distributions in anticipation of cash flow that the Company expects to receive during a later period, and the Company expects to pay these distributions in advance of its actual receipt of these funds. The Company’s board of directors has the authority under its organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings, offering proceeds or advances. The Company has not established a limit on the amount of proceeds it may use to fund distributions from sources other than cash flow from operations. If the Company pays distributions from sources other than cash flow from operations, the Company will have fewer funds available and stockholders’ overall return on their investment in the Company may be reduced.
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
Distributions Declared
The Company’s board of directors approved a cash distribution that accrues at a rate of $0.002459 per day for each share of the Company’s common stock during the year ended December 31, 2020, which, if paid over a 366-day period is equivalent to $0.90 per share. During the year ended December 31, 2019, cash distributions accrued at a rate of $0.002466 per day for each share, which, if paid over a 365-day period, is equivalent to $0.90 per share. On January 12, 2021, the Company’s board of directors approved a cash distribution that accrues at a rate of $0.001438 per day for each share of the Company’s common stock for the period commencing on February 1, 2021 and ending on February 28, 2021, which was extended through April 30, 2021, and which, if paid over a 365-day period is equivalent to $0.525 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
Distributions declared for the years ended December 31, 2020 and 2019 were $91,970,559 and $46,971,783, including $21,250,435 and $21,105,794, or 1,382,315 shares and 1,347,105 shares of common stock, respectively, attributable to the DRP.
As of December 31, 2020 and December 31, 2019, $8,931,971 and $4,021,509 of distributions declared were payable, which included $1,821,581 and $1,744,240, or 119,605 shares and 110,116 shares of common stock, attributable to the DRP, respectively.
Distributions Paid
For the years ended December 31, 2020 and 2019, the Company paid cash distributions of $66,631,465 and $25,681,391, which related to distributions declared for each day in the period from December 1, 2019 through November 30, 2020 and December 1, 2018 through November 30, 2019, respectively. Additionally, for the years ended December 31, 2020 and 2019, 1,372,828 and 1,354,560 shares of common stock were issued pursuant to the DRP for gross offering proceeds of $21,173,094 and $21,222,382, respectively. For the years ended December 31, 2020 and 2019, the Company paid total distributions of $87,804,559 and $46,903,773, respectively.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
Class B Operating Partnership Units
Class B OP Units were issued as consideration in the Internalization Transaction as discussed in Note 1 (Organization and Business). The Class B OP Units were valued at $15.23 per unit at the time of the transaction. On August 31, 2020, the closing date of the Internalization Transaction, the Company, VV&M, STAR OP and SRI entered into the Operating Partnership Agreement. The Operating Partnership Agreement includes a provision for SRI to request the repurchase of all outstanding Class B OP Units, one year from the Closing Date; however, under the terms of the Contribution & Purchase Agreement, SRI is precluded from redeeming or transferring the Class B OP Units for two years from the closing date of the Internalization Transaction. The Operating Partnership Agreement also includes a provision for the Company to settle the repurchase request in shares of the Company’s common stock rather than in cash, in its sole discretion as the general partner of the Current Operating Partnership. The Class B OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Current Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis. The Company has evaluated the terms of the Operating Partnership Agreement and in accordance with ASC 480, determined that the Class B OP Units are properly recognized as permanent equity on the consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

As of December 31, 2020, noncontrolling interests were approximately 6.06% of total shares and 6.67% of weighted average shares outstanding (both measures assuming Class A-2 OP Units and Class B OP Units were converted to common stock). The following summarizes the activity for noncontrolling interests recorded as equity for the year ended December 31, 2020:

Year Ended December 31, 2020
Issuance of Class A-2 OP Units	$14,450,000
Issuance of Class B OP Units	93,750,000
Loss allocated to Class A-2 OP Units	(638,048)
Loss allocated to Class B OP Units	(800,023)
Distributions to Class A-2 OP Units	(592,598)
Distributions to Class B OP Units	(1,846,672)
Noncontrolling interests	$104,322,659

There were no noncontrolling interests as of December 31, 2019.
10.          Related Party Arrangements
Prior to the Closing, on August 31, 2020, the Former Advisor was the Company’s advisor and, as such, supervised and managed the Company’s day-to-day operations and selected the Company’s real property investments and real estate-related assets, subject to oversight by the Company’s board of directors. The Former Advisor also provided marketing, sales and client services on the Company’s behalf. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns an 48.6% interest in Steadfast Holdings, the largest owner of SRI. Ms. del Rio, the Company’s then Secretary and affiliated director, owned a 6.3% interest in Steadfast Holdings. Since 2014, Ms. Neyland, the Company’s President, Chief Financial Officer and Treasurer, earned an annual 5% profit interest from Steadfast Holdings.
Crossroads Capital Multifamily, LLC (“Crossroads Capital Multifamily”), owned a 25% membership interest in SRI. Pursuant to the Third Amended and Restated Operating Agreement of SRI effective as of January 1, 2014, as amended, distributions are allocated to each member of SRI in an amount equal to such member’s accrued and unpaid 10% preferred return, as defined in the Third Amended and Restated Operating Agreement. Thereafter, all distributions to Crossroads Capital Multifamily were subordinated to distributions to the other member of SRI, Steadfast Holdings, until Steadfast Holdings had received an amount equal to certain expenses, including certain organization and offering costs, incurred by Steadfast Holdings and its affiliates on our behalf.
During the eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Closing, the Company and the STAR Operating Partnership operated pursuant to the Advisory Agreement with the Former Advisor. Pursuant to the Advisory Agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company was also obligated to reimburse the Former Advisor and its affiliates for organization and offering costs incurred by the Former Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Summarized below are the related party transactions incurred (received) by the Company for the years ended December 31, 2020, 2019 and 2018:

	Incurred (Received) For the Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations:
Expensed
Investment management fees (1)	$19,537,998	$16,645,427	$15,743,185
Due diligence costs (2)	140,273	98,594	—
Loan coordination fees (1)	1,605,652	942,833	3,562,595
Disposition fees (3)	594,750	591,000	—
Disposition transaction costs (3)	5,144	6,566	—
Property management:
Fees (1)	5,490,053	5,016,845	4,886,436
Reimbursement of onsite personnel (4)	17,402,120	15,230,722	14,959,964
Reimbursement of other (1)	4,142,891	3,256,473	1,784,010
Reimbursement of property operations (4)	230,225	108,616	82,461
Reimbursement of property G&A (2)	114,696	113,367	49,916
Other operating expenses (2)	3,299,465	1,826,725	1,175,061
Reimbursement of personnel benefits (5)	1,960,412	—	—
Insurance proceeds (6)	(150,000)	—	(150,000)
Property insurance (7)	2,450,228	2,301,972	1,394,218
Rental revenue (8)	(53,162)	(58,980)	(21,589)
Transition services agreement income (6)	(147,175)	—	—
SRI property management agreements income (6)	(288,183)	—	—
Other reimbursement income under the SRI property management agreements (6)	(95,315)	—	—
Reimbursement of onsite personnel income under the SRI property management agreements(6)	(1,265,938)	—	—
Consolidated Balance Sheets:
Net assets acquired in internalization transaction (9)	123,236,646	—	—
Sublease security deposit (10)	85,000	—	—
Deferred financing costs (11)	49,050	3,594	18,923
Capitalized to Real Estate
Capitalized development service fee (12)	553,927	151,071	—
Capitalized investment management fees (12)	257,721	77,433	—
Capitalized development costs (12)	3,030	2,445	—
Acquisition expenses (13)	426,389	551,447	26,113
Acquisition fees (13)	17,717,639	48,343	—
Loan coordination fees (13)	8,812,071	—	—
Capital expenditures(14)	—	107,576	7,295
Construction management:
Fees (14)	536,098	1,340,387	585,532
Reimbursement of labor costs (14)	236,477	467,295	908,206
Additional paid-in capital
Selling commissions	(21,224)	—	—
Distributions (15)	1,846,950	—	—
Issuance of Class B OP Units (16)	93,750,000	—	—
Repurchase of convertible stock (16)	1,000	—	—
	$302,464,908	$48,829,751	$45,012,326

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

_________________
(1)Included in fees to affiliates in the accompanying consolidated statements of operations.
(2)Included in general and administrative expenses in the accompanying consolidated statements of operations.
(3)Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.
(4)Included in operating, maintenance and management in the accompanying consolidated statements of operations.
(5)Represents reimbursements of employee benefits to SIP (the company who contracted with the insurance carrier, and is responsible for collecting employee benefits from the Company). The reimbursements include the employee and employer benefit cost portion. The former is collected by the Company via salary deductions and is then remitted to SIP who in turn remits it to the insurance carrier. The latter is included in operating, maintenance and management and general and administrative expenses in the accompanying consolidated statements of operations.
(6)Included in other income in the accompanying consolidated statements of operations.
(7)Property related insurance expense and the amortization of the prepaid insurance deductible account are included in general and administrative expenses in the accompanying consolidated statements of operations. The amortization of the prepaid property insurance is included in operating, maintenance and management expenses in the accompanying consolidated statements of operations. The prepaid insurance is included in other assets in the accompanying consolidated balance sheets upon payment.
(8)Included in rental income in the accompanying consolidated statements of operations.
(9)In connection with the Internalization Transaction, the Company became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor resulting in the recognition of net assets assumed in the Internalization Transaction of $123,236,646, which consists of goodwill of $125,220,448, other assets of $2,717,634 and accounts payable and accrued liabilities of $4,701,436, all of which are included in the accompanying consolidated balance sheets.
(10)Included in other assets in the accompanying consolidated balance sheets.
(11)Included in notes payable, net in the accompanying consolidated balance sheets.
(12)Included in real estate held for development in the accompanying consolidated balance sheets.
(13)Included in total real estate, net in the accompanying consolidated balance sheets.
(14)Included in building and improvements in the accompanying consolidated balance sheets.
(15)Included in cumulative distributions and net losses in the accompanying consolidated balance sheets.
(16)In connection with the Internalization Transaction, in exchange for acquiring the advisory, asset management and property management business of the Former Advisor and its affiliates, the Company paid its former sponsor, total consideration of $124,999,000 which consists of $31,249,000 in cash consideration, 6,155,613.92 of Class B OP Units valued at $15.23 per unit, or $93,750,000 in the aggregate. The Class B OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Current Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis and are included within noncontrolling interests in the accompanying consolidated balance sheets. In addition, the Company purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Summarized below are the related party transactions paid (received) by the Company for the years ended December 31, 2020, 2019 and 2018:

	Paid (Received) For the Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations:
Expensed
Investment management fees	$23,658,432	$12,580,939	$15,687,320
Due diligence costs	37,972	98,594	—
Loan coordination fees	2,205,652	342,833	4,290,695
Disposition fees	1,185,750	—	—
Disposition transaction costs	5,144	6,566	—
Property management:
Fees	5,963,072	5,009,096	4,872,734
Reimbursement of onsite personnel	18,847,996	15,155,066	14,958,751
Reimbursement of other	4,201,997	3,247,684	1,783,971
Reimbursement of property operations	241,690	97,151	82,461
Reimbursement of property G&A	121,696	106,367	49,916
Other operating expenses	4,049,159	1,457,164	1,157,836
Reimbursement of personnel benefits	1,939,955	—	—
Insurance proceeds	(162,282)	(75,000)	(75,000)
Property insurance	1,505,214	2,742,723	1,323,074
Rental revenue	(53,162)	(58,980)	(21,589)
Transition services agreement income	(43,623)	—	—
SRI property management agreements income	(210,423)	—	—
Other reimbursement income under the SRI property management agreements	(73,335)	—	—
Reimbursement of onsite personnel income under the SRI property management agreements	(1,092,011)	—	—
Consolidated Balance Sheets:
Net assets acquired in internalization transaction	123,236,646	—	—
Sublease security deposit	85,000	—	—
Deferred financing costs	22,550	3,594	18,923
Capitalized to Real Estate
Capitalized development service fee	553,927	100,714	—
Capitalized investment management fees	283,532	51,622	—
Capitalized development costs	3,030	2,445	—
Acquisition expenses	426,389	553,054	24,507
Acquisition fees	17,717,639	48,343	—
Loan coordination fees	8,812,071	—	—
Capital expenditures	—	107,576	7,295
Construction management:
Fees	637,156	1,306,911	700,410
Reimbursement of labor costs	250,278	487,973	941,879
Additional paid-in capital
Selling commissions	50,063	228,665	262,387
Distributions	1,377,714	—	—
Issuance of Class B OP Units	93,750,000	—	—
Repurchase of convertible stock	1,000	—	—
	$309,535,888	$43,601,100	$46,065,570

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Summarized below are the related party transactions payable (prepaid) by the Company for the years ended December 31, 2020 and 2019:

	Payable (Prepaid) For the Year Ended December 31,
	2020	2019
Consolidated Statements of Operations:
Expensed
Investment management fees	$—	$4,120,353
Due diligence costs	102,301	—
Loan coordination fees	—	600,000
Disposition fees	—	591,000
Property management:
Fees	5,585	418,173
Reimbursement of onsite personnel	—	843,763
Reimbursement of other	—	50,778
Reimbursement of property operations	—	11,465
Reimbursement of property G&A	—	7,000
Other operating expenses	158,723	463,301
Reimbursement of personnel benefits	20,457	—
Property insurance	—	(542,324)
Transition Services Agreement income	(103,552)	—
SRI Property Management Agreements income	(77,760)	—
Other reimbursement income under the SRI property management agreements	(21,980)	—
Reimbursement of onsite personnel income under the SRI property management agreements	(173,927)	—
Consolidated Balance Sheets:
Capitalized to Real Estate
Capitalized development service fee	50,357	50,357
Capitalized investment management fees	—	25,811
Construction management:
Fees	—	43,757
Reimbursement of labor costs	—	8,525
Additional paid-in capital
Selling commissions	—	71,287
Distributions	469,236	—
	$429,440	$6,763,246

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers and until the Closing, the Company paid the Former Advisor a monthly investment management fee, which was calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees of $8,367,339 pertaining to the 50% payable in shares of the Company’s common stock were paid for the year ended December 31, 2020.
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
Following the Closing, acquisition fees and expenses paid by the Company are intercompany transactions and are eliminated in consolidation.
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
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also paid the Former Advisor or one of its affiliates, in the form

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. Loan coordination fees of $1,116,700 were paid in shares of the Company common stock for the year ended December 31, 2020.
Following the Closing, loan coordination fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Property Management Fees and Expenses
Prior to the Closing, the Company was party to property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of SRI (the “Former Property Manager”), in connection with the management of each of the Company’s properties. Pursuant to each Property Management Agreement, the Company paid the Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective Property Management Agreements) for each month, as determined by the Former Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement had an initial one-year term and continued thereafter on a month-to-month basis unless either party gave 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company could terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Former Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Former Property Manager.
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
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager. Following the Closing, property management fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Construction Management Fees and Expenses
Prior to Closing, the Company was party to construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of SRI (the “Former Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquired. The construction management fee payable with respect to each property under the Construction Management Agreements ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager had planning and oversight authority. Generally, each Construction Management Agreement could have been terminated by either party with 30 days’ prior written notice to the other party. Construction management fees were capitalized to the respective real estate properties in the period in which they were incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
The Company also reimbursed the Former Construction Manager for the salaries and related benefits of certain of its employees for time spent working on capital improvements and renovations.
In connection with the Internalization Transaction, the Company terminated its existing Construction Management Agreements with the Former Construction Manager.
Development Services
The Company is a party to a development services agreement (the “Development Services Agreement”) with Steadfast Multifamily Development, Inc., an affiliate of SRI (the “Developer”), in connection with certain development projects, pursuant to which the Developer receives a development fee and reimbursement for certain expenses for overseeing the development project. The Company entered into a Development Services Agreement with the Developer in connection with the Garrison Station, the Arista at Broomfield and the Flatirons development projects that provide for a development fee equal to 4% of the hard and soft costs of the development project (as defined in the applicable Development Services Agreement) as specified in the Development Services Agreement. 75% of the development fee is paid in 14 monthly installments and the remaining 25% is paid upon delivery of a certificate of occupancy by the Developer to the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Property Insurance
Prior to the Closing, the Company deposited amounts with an affiliate of SRI, the Company’s former sponsor, to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities of the Company’s former sponsor. Upon filing a major claim, proceeds from the insurance deductible account could be used by the Company or another affiliate of SRI. In addition, the Company deposited amounts with an affiliate of the Company’s former sponsor to cover the cost of property and property related insurance across certain properties of the Company. As a result of the Internalization Transaction, the Company is no longer party to the insurance deductible arrangement with any affiliates of the Former Sponsor.
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company was to reimburse the Former Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Former Advisor; provided, however, that the Company did not reimburse the Former Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. The Former Advisor was obligated to reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceeded the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debt reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of Former Advisor overhead, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
For the year ended December 31, 2020, the Former Advisor and its affiliates incurred $3,299,465 of the Company’s operating expenses, including the allocable share of the Former Advisor’s overhead expenses of $1,917,628, none of which were in excess of the 2%/25% Limitation and are included in the $32,025,347 of general and administrative expenses recognized by the Company.
As of December 31, 2020, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
For the year ended December 31, 2019, the Former Advisor and its affiliates incurred $1,826,725 of the Company’s operating expenses, including the allocable share of the Former Advisor’s overhead expenses of $1,390,109, none of which were in excess of the 2%/25% Limitation and are included in the $7,440,680 of general and administrative expenses recognized by the Company.
For the year ended December 31, 2018, the Former Advisor and its affiliates incurred $1,175,061 of the Company’s operating expenses, including the allocable share of the Former Advisor’s overhead expenses of $790,466, none of which were in excess of the 2%/25% Limitation and are included in the $6,386,131 of general and administrative expenses recognized by the Company.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

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
Selling Commissions and Dealer Manager Fees
The Company entered into a Dealer Manager Agreement with Stira Capital Markets Group, LLC, an affiliate of SRI (the “Dealer Manager”), in connection with the Public Offering. The Company paid the Dealer Manager up to 7% and 3% of the gross offering proceeds from the Primary Offering as selling commissions and dealer manager fees, respectively. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could also reallow to any participating broker-dealer a portion of the dealer manager fee that was attributable to that participating broker-dealer for certain marketing costs of that participating broker-dealer. The Dealer Manager negotiated the reallowance of the dealer manager fee on a case-by-case basis with each participating broker-dealer subject to various factors associated with the cost of the marketing program. The Company allowed a participating broker-dealer to elect to receive the 7% selling commissions at the time of sale or elect to have the selling commission paid on a trailing basis. A participating broker-dealer that elected to receive a trailing selling commission was paid as follows: 3% at the time of sale and the remaining 4% paid ratably (1% per year) on each of the first four anniversaries of the sale. A reduced selling commission and dealer manager fee was paid in connection with volume discounts and certain other categories of sales. No selling commission or dealer manager fee was paid with respect to shares of common stock issued pursuant to the DRP. The Company terminated the Public Offering on March 24, 2016, and as of December 31, 2020 and 2019, expected to pay trailing selling commissions of $0 and $71,287, respectively, which were charged to additional paid-in capital and included within amounts due to affiliates in the accompanying consolidated balance sheets.
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
Ancillary Internalization Transaction Agreements
Transition Services Agreement
As a condition to Closing, on August 31, 2020, the Company and SIP entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, commencing on August 31, 2020 until March 31, 2021, unless earlier

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

terminated pursuant to the Transition Services Agreement or extended by mutual consent, SIP will continue to provide certain operational and administrative support at cost plus 15% to the Company, which may include support relating to, without limitation, shared legal and tax support as set forth in the Transition Services Agreement. Similarly, the Company agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.
SRI Property Management Agreements
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager, an affiliate of SRI. On August 31, 2020, SRS, entered into the SRI Property Management Agreement with an affiliate of SRI to provide property management services in connection with certain properties owned by SIP or its affiliates. Pursuant to each SRI Property Management Agreement, SRS will receive a monthly management fee equal to 2.0% of each property’s gross collections for such month. Each SRI Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the owner of the property terminates the SRI Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the SRI Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach. As of December 31, 2020, the Company recognized the SRI Property Management Agreements asset, net of $543,332 within other assets on the accompanying consolidate balance sheets.
In addition to the property management fee earned by SRS, the SRI Property Management Agreements also specify certain other reimbursements payable to SRS for benefit administration, information technology infrastructure, licenses, support and training services. SRS is also reimbursed for the salaries and related benefits of on-site property management employees at certain properties owned by SIP or its affiliates.
Registration Rights Agreement
As a condition to the Closing, on August 31, 2020, the Company, the Current Operating Partnership and SRI entered into a registration rights agreement (the “Registration Rights Agreement”). Upon the terms and conditions in the Operating Partnership Agreement, the Class B OP Units are redeemable for shares of the Company’s common stock. Pursuant to the Contribution & Purchase Agreement, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022 (the “Lock-Up Expiration”). Beginning on the fifth anniversary of the Closing, SRI (or any successor holder) may request the Company to register for resale under the Securities Act of 1933, as amended, shares of the Company’s common stock issued or issuable to such holder. The Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. The Company will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants SRI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.
Non-Competition Agreement
As a condition to the Closing, on August 31, 2020, the Company entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Rodney F. Emery, the largest indirect owner of SRI and the Company’s Chairman of the board of directors and Chief Executive Officer, providing that from the date of the Closing until the date that is 30 months from August 31, 2020 (the “Restricted Period”), in general, Mr. Emery shall not, directly or indirectly, (i) solicit certain employees or service providers of the Company, subject to certain exceptions, or (ii) solicit certain customers, vendors, suppliers, agents, partners or other similar parties with the purpose of causing such parties or their affiliates to cease doing business with the Company or otherwise interfere with the Company’s business relationships with third parties.
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
DECEMBER 31, 2020

Further, each of SRS, the Company and the Current Operating Partnership agreed that, in general, during the Restricted Period, each will not solicit any employee of SRI or its affiliates or attempt to assist any such employee to enter into any other consulting or business relationship with SRS, the Company and the Current Operating Partnership, subject to certain limitations.
Sub-Lease
In connection with the Internalization Transaction, SRS, an indirect subsidiary of the Company, entered into a sub-lease agreement (the “Sub-Lease”) with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain furniture and fixtures, that will become the property of SRS at the end of the lease term. As of December 31, 2020, the Sub-Lease has a remaining lease term of 17 months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the Sub-Lease. As of December 31, 2020, as it pertains to the Sub-Lease of the office space, the Company recorded an operating lease ROU asset, net of $1,339,591 and an operating lease liability, net of $1,346,835. As of December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, the Company recognized a finance lease ROU asset, net of $16,845 and a finance lease liability, net of $17,020. For the year ended December 31, 2020, the Sub-Lease expense related to the office space and the furniture and fixtures were $322,066 and $175, respectively. See Note 15 (Leases) for further details about the Company’s leases.
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with its affiliates is subject to an inherent conflict of interest. The board of directors may encounter conflicts of interest in enforcing the Company’s rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and the Company’s affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between the Company and the related party is fair and reasonable to the Company and has terms and conditions no less favorable to the Company than those available from unaffiliated third parties.
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
Under the independent directors’ compensation plan, and subject to such plan’s conditions and restrictions, each of the Company’s independent directors received 3,333 shares of restricted common stock once the Company raised $2,000,000 in gross offering proceeds in the Public Offering. Each subsequent independent director that joins the Company’s board of directors receives 3,333 shares of restricted common stock upon election to the Company’s board of directors. In addition, on the date following an independent director’s re-election to the Company’s board of directors, he or she received 1,666 shares of restricted common stock. On March 6, 2020, the Company granted 3,333 shares of restricted common stock pursuant to the independent directors’ compensation plan to each of its two newly elected independent directors. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in three equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or subsequent annual election to the Company’s board of directors. On December 3, 2020, the Company granted 4,924 shares of restricted common stock to each of its five independent directors pursuant to the Incentive Award Plan at a fair value of $15.23 per share in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. These shares generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The Company recorded stock-based compensation expense of $112,600, $71,250 and $74,617 for the years ended December 31, 2020, 2019 and 2018, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, prior to September 15, 2020, the Company paid each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson received an additional $10,000 annual retainer, prorated for any partial term). The independent directors were also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the special committee, the independent directors received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. During the year ended December 31, 2020 and 2019, the chairman of the special committee also received a $60,000 and $50,000 retainer and the other special committee members received a $50,000 and $42,500 retainer, respectively. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors.
Beginning September 15, 2020, the effective date of the amendment to the independent directors’ compensation plan, the Company pays each of its independent directors an annual retainer of $75,000 in cash and $75,000 in stock, prorated for any partial term (the audit committee chairperson receives an additional $15,000 annual retainer, the compensation committee chairperson receives an additional $10,000 annual retainer, the investment committee chairperson receives an additional $10,000 annual retainer, the nominating and corporate governance committee chairperson receives an additional $10,000 annual retainer, and the lead independent director receives an additional $25,000 annual retainer, prorated for any partial term). The independent directors are also paid $2,000 for each in-person or telephonic board or committee meeting attended (not to exceed $4,000 for any one set of meetings attended on any given day). Further, directors may elect to receive any cash fees in fully-vested shares of common stock of the Company.
Director compensation is an operating expense of the Company that, prior to the Closing, was subject to the operating expense reimbursement obligation of the Former Advisor discussed in Note 10 (Related Party Arrangements). For the years ended December 31, 2020, 2019 and 2018, the Company recorded an operating expense of $972,000, $395,000 and $496,000, respectively, related to the independent directors’ annual cash retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Upon signing the Merger Agreement, merger related acquisition expenses, including $3,000 and $13,500 for the years ended December 31, 2020 and 2019, respectively, related to attending committee meetings, met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, $209,250 and $61,750, respectively, related to the independent directors’ annual retainer paid in cash and board and committee meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
12.          Commitments and Contingencies
Economic Dependency
Prior to the Closing, the Company was dependent on the Former Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. The Company’s own employees now provide the services that the Former Advisor provided, as described above.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

As of December 31, 2020, the Company is developing a multifamily property consisting of nine residential buildings with 176 apartment homes known as Garrison Station that is currently in various stages of development with remaining commitments to fund of $10,361,529 (inclusive of applicable construction loan obligations) and estimated completion dates ranging through August 2021.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia and Dallas / Fort Worth, Texas, apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
13.          Earnings Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders	$(114,089,541)	$(38,524,316)	$(49,100,346)
Less:
Distributions related to unvested restricted stockholders(1)	(65,956)	(7,702)	(7,425)
Numerator for loss per common share — basic	$(114,155,497)	$(38,532,018)	$(49,107,771)
Weighted average common shares outstanding — basic and diluted(2)	99,264,851	52,204,410	51,312,947
Loss per common share — basic and diluted	$(1.15)	$(0.74)	$(0.96)
_________________
(1)Unvested restricted stockholders that have a right to participate in dividends declared on common stock are accounted for as participating securities and reflected in the calculation of basic and diluted EPS under the two-class method.
(2)The Company excluded all unvested restricted common shares outstanding issued to the Company’s independent directors and certain key employees, the Class A-2 OP Units and the Class B OP Units from the calculation of diluted loss per common share as the effect would have been antidilutive.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

14.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at December 31, 2020 and 2019:

December 31, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2021 - 7/1/2023	One-Month LIBOR	9	$407,935,350	0.14%	3.41%	$7,852

December 31, 2019
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2020 - 8/1/2021	One-Month LIBOR	9	$343,017,350	1.76%	3.45%	$132
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the years ended December 31, 2020, 2019 and 2018, resulted in an unrealized loss (gain) of $65,391, $225,637 and $(87,160), respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the years ended December 31, 2020 and 2019, the Company acquired interest rate cap agreements of $67,000 and $18,000, respectively, and did not receive settlement proceeds. The Company also acquired interest cap agreements of $6,111 during the year ended December 31, 2020, in connection with the Mergers. The fair value of the interest rate cap agreements of $7,852 and $132 as of December 31, 2020 and 2019, respectively, is included in other assets on the accompanying consolidated balance sheets.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

15.          Leases
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
The components of lease costs were as follows:

		Year Ended December 31,
Lease Cost	Classification	2020	2019
Operating Lease cost(1)	Operating, maintenance and management	$47,357	$2,497
Operating Lease cost(1)	General and administrative	322,066	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	4,080	—
Accretion of lease liabilities	Interest expense	175	—
Total lease cost		$373,678	$2,497
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases was as follows:

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted average remaining lease term (in years)
Operating leases	3.4	3.6
Finance leases	1.4	0.0
Weighted average discount rate
Operating Leases	3.2%	4.0%
Finance Leases	2.9%	—%

	Year Ended December 31,
Supplemental Disclosure of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$498,246	$94,888
Operating cash outflows related to finance leases	$4,080	$—
Financing cash outflows related to finance leases	$—	$—

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Operating Leases
The following table sets forth as of December 31, 2020, the undiscounted cash flows of the Company’s scheduled lease obligations for future minimum payments for each of the next five years ending December 31, and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the Company’s accompanying consolidated balance sheets:

Year	Amount
2021	$1,172,439
2022	613,958
2023	188,651
2024	119,646
2025	94,506
Thereafter	266,910
Total undiscounted operating lease payments	$2,456,110
Less: interest	(355,039)
Present value of operating lease liabilities	$2,101,071

Finance Leases
The following table sets forth as of December 31, 2020, the undiscounted cash flows of the Company’s scheduled obligations for future minimum payments for each of the next five years ending December 31, and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2021	$12,240
2022	5,100
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted finance lease payments	$17,340
Less: interest	(320)
Present value of finance lease liabilities	$17,020
16.          Subsequent Events
Distributions Paid
On January 4, 2021, the Company paid distributions of $8,931,971, which related to distributions declared for each day in the period from December 1, 2020 through December 31, 2020 and consisted of cash distributions paid in the amount of $7,110,390 and $1,821,581 in shares issued pursuant to the DRP.
On February 1, 2021, the Company paid distributions of $8,963,725, which related to distributions declared for each day in the period from January 1, 2021 through January 31, 2021 and consisted of cash distributions paid in the amount of $7,140,618 and $1,823,107 in shares issued pursuant to the DRP.
On March 1, 2021, the Company paid distributions of $4,717,430, which related to distributions declared for each day in the period from February 1, 2021 through February 28, 2021 and consisted of cash distributions paid in the amount of $3,760,747 and $956,683 in shares issued pursuant to the DRP.

STEADFAST APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2020

Shares Repurchased
On January 29, 2021, the Company repurchased 282,477 shares of its common stock for a total repurchase value of $4,000,000, or $14.16 average price per share, pursuant to the Company’s share repurchase plan.
Share Repurchase Plan
On January 12, 2021, the Company’s board of directors amended the Company’s share repurchase plan to: (1) limit repurchase requests to death and qualifying disability only and (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $3,000,000. The amendment will be in effect on the repurchase date at April 30, 2021, with respect to repurchases for the three months ending March 31, 2021. Share repurchase requests that do not meet the requirements for death and disability will be cancelled (including any requests received during the first quarter of 2021).
Distributions Declared
On January 12, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day for the period commencing on February 1, 2021 and ending on February 28, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in February 2021 will be paid in March 2021. The distributions will be payable to stockholders from legally available funds therefor.
On February 18, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on March 1, 2021 and ending on March 31, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in March 2021 will be paid in April 2021. The distributions will be payable to stockholders from legally available funds therefor.
On March 9, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on April 1, 2021 and ending on April 30, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in April 2021 will be paid in May 2021. The distributions will be payable to stockholders from legally available funds therefor.
Estimated Value per Share
On March 9, 2021, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.55 as of December 31, 2020. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.55, effective April 1, 2021.
Winter Storm Damage
In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where the Company owns and operates its multifamily properties. The impact of the storms and the extreme cold temperatures affected the Company’s properties due to power outages and the freezing of water pipes. While the Company’s properties are fully insured, the Company expects disruptions to operations at the impacted properties and delays in receiving insurance proceeds. An estimate of the financial effect of the damage cannot yet be made as of the date of filing this annual report.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Villages at Spring Hill Apartments	Spring Hill, TN	100%	$—	$1,130,314	$13,069,686	$14,200,000	$3,400,919	$1,130,314	$15,890,491	$17,020,805	$(5,240,931)	1994	5/22/2014
Harrison Place Apartments	Indianapolis, IN	100%	—	3,087,687	24,776,563	27,864,250	4,174,884	3,087,687	28,463,690	31,551,377	(8,556,457)	2001	6/30/2014
The Residences on McGinnis Ferry	Suwanee, GA	100%	—	8,682,823	89,817,177	98,500,000	13,362,210	8,682,823	101,035,502	109,718,325	(29,405,239)	1998/2002	10/16/2014
The 1800 at Barrett Lakes	Kennesaw, GA	100%	40,654,259	7,012,787	41,987,213	49,000,000	10,592,732	7,012,787	51,350,391	58,363,178	(15,940,731)	1988/1997	11/20/2014
The Oasis	Colorado Springs, CO	100%	39,527,178	4,325,607	35,674,393	40,000,000	4,660,261	4,325,607	39,536,418	43,862,025	(11,183,928)	1996	12/19/2014
Columns on Wetherington	Florence, KY	100%	—	1,276,787	23,723,213	25,000,000	3,087,753	1,276,787	26,260,573	27,537,360	(7,529,671)	2002	2/26/2015
Preston Hills at Mill Creek	Buford, GA	100%	—	5,813,218	45,186,782	51,000,000	7,787,659	5,813,218	51,376,990	57,190,208	(15,258,511)	2000	3/10/2015
Eagle Lake Landing Apartments	Speedway, IN	100%	—	1,607,980	17,592,020	19,200,000	2,256,289	1,607,980	19,190,116	20,798,096	(4,759,545)	1976	3/27/2015
Reveal on Cumberland	Fishers, IN	100%	20,862,577	3,299,502	25,939,054	29,238,556	1,179,899	3,299,502	26,631,166	29,930,668	(6,601,931)	2014	3/30/2015
Heritage Place Apartments	Franklin, TN	100%	8,597,080	1,697,036	7,952,964	9,650,000	2,325,620	1,697,036	10,097,943	11,794,979	(3,182,033)	1982	4/27/2015
Rosemont at East Cobb	Marietta, GA	100%	13,267,377	3,599,586	12,850,414	16,450,000	4,241,826	3,599,586	16,478,768	20,078,354	(5,329,389)	1980	5/21/2015
Ridge Crossings Apartments	Hoover, AL	100%	57,714,099	7,747,295	64,252,705	72,000,000	8,581,664	7,747,295	71,000,992	78,748,287	(18,991,096)	1991	5/28/2015
Bella Terra at City Center	Aurora, CO	100%	—	5,895,389	31,704,611	37,600,000	4,362,162	5,895,389	35,262,767	41,158,156	(9,935,613)	1980	6/11/2015
Hearthstone at City Center	Aurora, CO	100%	—	7,219,143	46,180,857	53,400,000	7,303,333	7,219,143	51,872,831	59,091,974	(14,372,985)	1984	6/25/2015
Arbors at Brookfield	Mauldin, SC	100%	—	7,553,349	59,246,651	66,800,000	10,747,372	7,553,349	68,225,918	75,779,267	(18,868,701)	1989	6/30/2015
Carrington Park	Kansas City, MO	100%	—	2,517,886	36,962,114	39,480,000	3,495,941	2,517,886	39,556,299	42,074,185	(9,425,208)	2007	8/19/2015
Delano at North Richland Hills	North Richland Hills, TX	100%	31,856,235	3,941,458	34,558,542	38,500,000	5,034,347	3,941,458	38,564,236	42,505,694	(10,514,413)	2003	8/26/2015
Meadows at North Richland Hills	North Richland Hills, TX	100%	26,617,675	4,054,337	28,545,663	32,600,000	4,715,017	4,054,337	32,330,133	36,384,470	(9,305,571)	1999	8/26/2015
Kensington by the Vineyard	Euless, TX	100%	33,714,980	3,938,677	42,261,323	46,200,000	1,589,112	3,938,677	42,604,252	46,542,929	(9,488,592)	1997	8/26/2015
Monticello by the Vineyard	Euless, TX	100%	41,289,848	5,386,400	46,813,600	52,200,000	5,026,283	5,386,400	50,516,074	55,902,474	(12,903,875)	2002	9/23/2015

STEADFAST APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
The Shores	Oklahoma City, OK	100%	$23,348,861	$2,100,531	$34,149,469	$36,250,000	$712,227	$2,100,531	$33,943,234	$36,043,765	$(7,070,775)	2013	9/29/2015
Lakeside at Coppell	Coppell, TX	100%	47,927,977	4,789,210	55,710,790	60,500,000	2,724,214	4,789,210	56,900,547	61,689,757	(12,541,290)	1999	10/7/2015
Meadows at River Run	Bolingbrook, IL	100%	41,776,363	1,899,956	56,600,044	58,500,000	4,556,612	1,899,956	59,795,845	61,695,801	(14,044,141)	2001	10/30/2015
PeakView at T-Bone Ranch	Greeley, CO	100%	—	2,461,583	37,838,417	40,300,000	2,022,045	2,461,583	39,052,228	41,513,811	(8,148,950)	2002	12/11/2015
Park Valley Apartments	Smyrna, GA	100%	48,639,812	9,991,810	41,408,190	51,400,000	7,247,526	9,991,810	47,439,728	57,431,538	(12,135,408)	1987	12/11/2015
PeakView by Horseshoe Lake	Loveland, CO	100%	38,054,367	2,436,847	41,763,153	44,200,000	2,600,089	2,436,847	43,555,987	45,992,834	(9,875,140)	2002	12/18/2015
Stoneridge Farms	Smyrna, TN	100%	45,378,144	4,064,811	43,685,189	47,750,000	5,025,879	4,064,811	47,715,749	51,780,560	(10,759,229)	2005	12/30/2015
Fielder’s Creek	Englewood, CO	100%	—	4,219,943	28,180,057	32,400,000	2,535,900	4,219,943	30,040,888	34,260,831	(6,561,309)	1983	3/23/2016
Landings of Brentwood	Brentwood, TN	100%	—	14,525,434	95,474,566	110,000,000	11,569,087	14,525,434	103,803,935	118,329,369	(22,247,276)	1986-89	5/18/2016
1250 West Apartments	Marietta, GA	100%	—	9,304,511	46,467,989	55,772,500	3,254,818	9,304,511	48,096,885	57,401,396	(8,826,061)	1987 / 95	8/12/2016
Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	100%	—	5,712,311	57,616,149	63,328,460	1,846,646	5,712,311	58,000,192	63,712,503	(9,956,318)	2009	9/29/2016
Garrison Station	Murfreesboro, TN	100%	6,264,549	2,469,183	20,023,071	22,492,254	—	2,469,183	20,023,071	22,492,254	—	2019	5/30/2019
Eleven10 @ Farmers Market	Dallas, TX	100%	35,534,199	10,574,569	51,489,360	62,063,929	486,904	10,574,569	50,513,188	61,087,757	(1,881,286)	2015	1/28/2020
Patina Flats at the Foundry	Loveland, CO	100%	—	2,463,617	42,722,010	45,185,627	135,432	2,463,617	42,242,388	44,706,005	(1,505,891)	2018	2/11/2020
Clarion Park Apartments	Olathe, KS	100%	12,682,508	2,075,795	19,815,542	21,891,337	117,235	2,075,795	19,281,241	21,357,036	(643,428)	1994	3/6/2020
Spring Creek Apartments	Edmond, OK	100%	17,139,936	1,909,598	26,523,334	28,432,932	443,165	1,909,598	26,260,597	28,170,195	(907,065)	1974	3/6/2020
Montclair Parc Apartment Homes	Oklahoma City, OK	100%	26,800,260	2,595,532	37,756,593	40,352,125	554,063	2,595,532	37,290,255	39,885,787	(1,300,599)	1999	3/6/2020
Hilliard Park Apartments	Columbus, OH	100%	11,849,470	1,951,498	26,702,396	28,653,894	221,007	1,951,498	26,168,824	28,120,322	(856,868)	2000	3/6/2020
Sycamore Terrace Apartments	Terra Haute, IN	100%	23,012,552	1,083,724	33,304,309	34,388,033	85,430	1,083,724	32,536,518	33,620,242	(1,060,479)	2011/2013	3/6/2020
Hilliard Summit Apartments	Columbus, OH	100%	14,326,991	1,968,020	29,162,351	31,130,371	71,313	1,968,020	28,383,840	30,351,860	(942,262)	2012	3/6/2020

STEADFAST APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Forty 57 Apartments	Lexington, KY	100%	$33,920,511	$4,973,389	$58,289,766	$63,263,155	$380,885	$4,973,389	$57,305,880	$62,279,269	$(1,942,615)	2008	3/6/2020
Riverford Crossing Apartments	Frankfort , KY	100%	19,352,399	2,924,613	35,403,209	38,327,822	245,423	2,924,613	34,700,472	37,625,085	(1,178,585)	2011	3/6/2020
Hilliard Grand Apartments	Columbus, OH	100%	23,908,974	2,725,327	43,846,026	46,571,353	157,035	2,725,327	42,814,422	45,539,749	(1,411,362)	2010	3/6/2020
Deep Deuce at Bricktown	Oklahoma City, OK	100%	33,421,204	2,898,632	51,211,308	54,109,940	414,943	2,898,632	50,443,158	53,341,790	(1,686,427)	2001	3/6/2020
Retreat at Quail North	Oklahoma City, OK	100%	13,546,973	1,688,632	27,788,302	29,476,934	134,817	1,688,632	27,220,345	28,908,977	(916,630)	2012	3/6/2020
Tapestry Park Apartments	Birmingham, AL	100%	48,696,383	5,290,878	63,525,548	68,816,426	149,143	5,290,878	62,202,116	67,492,994	(2,021,013)	2012/2014	3/6/2020
BriceGrove Park Apartments	Canal Winchester, OH	100%	17,326,630	2,164,503	25,690,113	27,854,616	388,957	2,164,503	25,370,304	27,534,807	(864,971)	2002	3/6/2020
Retreat at Hamburg Place	Lexington, KY	100%	12,214,132	1,944,820	19,396,265	21,341,085	158,617	1,944,820	19,038,007	20,982,827	(638,873)	2013	3/6/2020
Villas at Huffmeister	Houston, TX	100%	27,281,225	10,243,800	31,326,560	41,570,360	433,811	10,243,800	30,585,671	40,829,471	(1,072,954)	2007	3/6/2020
Villas of Kingwood	Houston, TX	100%	34,706,824	5,925,002	48,341,414	54,266,416	277,286	5,925,002	47,258,718	53,183,720	(1,608,007)	2008	3/6/2020
Waterford Place at Riata Ranch	Houston, TX	100%	16,182,667	6,073,631	22,204,631	28,278,262	106,512	6,073,631	21,462,626	27,536,257	(772,000)	2008	3/6/2020
Carrington Place	Houston, TX	100%	26,596,721	10,843,311	31,415,214	42,258,525	361,759	10,843,311	30,574,927	41,418,238	(1,058,674)	2004	3/6/2020
Carrington at Champion Forest	Houston, TX	100%	22,781,961	6,714,510	30,566,194	37,280,704	176,162	6,714,510	29,699,636	36,414,146	(986,334)	2008	3/6/2020
Carrington Park at Huffmeister	Houston, TX	100%	20,902,490	6,502,111	28,122,301	34,624,412	331,838	6,502,111	27,499,869	34,001,980	(966,852)	2008	3/6/2020
Heritage Grand at Sienna Plantation	Houston, TX	100%	14,167,079	3,503,429	26,890,596	30,394,025	149,234	3,503,429	26,205,208	29,708,637	(910,603)	2012	3/6/2020
Mallard Crossing Apartments	Loveland, OH	100%	34,747,694	4,301,959	47,700,386	52,002,345	509,240	4,301,959	46,879,636	51,181,595	(1,527,670)	1997	3/6/2020
Reserve at Creekside	Chattanooga, TN	100%	15,045,062	2,062,654	22,536,253	24,598,907	1,082,486	2,062,654	22,324,905	24,387,559	(742,061)	2004	3/6/2020
Oak Crossing Apartments	Fort Wayne, IN	100%	21,645,407	2,719,420	31,162,878	33,882,298	1,040,165	2,719,420	30,977,974	33,697,394	(984,519)	2012-13	3/6/2020
Double Creek Flats	Plainfield, IN	100%	23,669,476	2,290,059	35,165,073	37,455,132	61,407	2,290,059	34,410,045	36,700,104	(1,221,651)	2016	3/6/2020

STEADFAST APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

				Initial Cost of Company(2)				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances(1)	Land	Building and Improvements(3)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements(3)	Total(4)	Accumulated Depreciation	Original Date of Construction	Date Acquired
Jefferson at Perimeter Apartments	Dunwoody, GA	100%	$72,971,884	$11,970,776	$100,620,055	$112,590,831	$862,748	$11,970,776	$99,276,405	$111,247,181	$(3,234,887)	1996	3/6/2020
Bristol Village Apartments	Aurora, CO	100%	35,023,170	5,730,453	57,060,267	62,790,720	420,170	5,730,453	56,398,867	62,129,320	(1,798,606)	2003	3/6/2020
Canyon Resort at Great Hills Apartments	Austin, TX	100%	31,638,362	7,589,933	40,659,510	48,249,443	281,171	7,589,933	39,816,228	47,406,161	(1,320,658)	1997	3/6/2020
Reflections on Sweetwater Apartments	Lawrenceville, GA	100%	30,874,195	7,059,907	41,347,876	48,407,783	273,037	7,059,907	40,585,549	47,645,456	(1,245,601)	1996	3/6/2020
The Pointe at Vista Ridge	Lewisville, TX	100%	31,071,690	6,548,210	45,976,071	52,524,281	318,978	6,548,210	45,105,157	51,653,367	(1,503,992)	2003	3/6/2020
Belmar Villas	Lakewood, CO	100%	47,296,603	7,982,012	72,132,060	80,114,072	642,974	7,982,012	71,421,501	79,403,513	(2,286,226)	1974	3/6/2020
Sugar Mill Apartments	Lawrenceville, GA	100%	25,042,358	6,239,634	37,117,756	43,357,390	300,526	6,239,634	36,484,999	42,724,633	(1,229,962)	1997	3/6/2020
Avery Point Apartments	Indianapolis, IN	100%	31,539,598	4,998,132	51,300,208	56,298,340	546,880	4,998,132	50,480,732	55,478,864	(1,667,511)	1986	3/6/2020
Cottage Trails at Culpepper Landing	Chesapeake, VA	100%	23,244,677	4,189,976	32,372,690	36,562,666	208,565	4,189,976	31,729,631	35,919,607	(960,389)	2012	3/6/2020
Arista at Broomfield	Broomfield, CO	100%	—	7,283,803	1,301,972	8,585,775	—	7,283,803	1,301,972	8,585,775	—	N/A	3/13/2020
VV&M Apartments	Dallas, TX	100%	45,379,205	8,207,057	52,707,252	60,914,309	781,455	8,207,057	52,081,189	60,288,246	(1,440,389)	2014	4/21/2020
Flatirons Apartments	Broomfield, CO	100%	—	8,574,704	238,485	8,813,189	—	8,574,704	238,485	8,813,189	—	N/A	6/19/2020
Los Robles	San Antonio, TX	100%	—	5,098,903	46,521,933	51,620,836	20,748	5,098,903	46,542,680	51,641,583	(486,460)	2019	11/19/2020
			$1,541,032,851	$355,649,924	$2,815,426,696	$3,171,076,620	$165,351,847	$355,649,924	$2,905,728,004	$3,261,377,928	$(397,744,677)
_________________
(1)Encumbrances are net of deferred financing costs and premiums and discounts associated with the loans for each individual property listed above and exclude the principal balance of $592,137,000 and associated deferred financing costs of $3,924,180 related to the master credit facility and revolving loan credit facility.
(2)Initial Cost of Company represents costs at acquisition that are included in real estate on the accompanying consolidated balance sheets.
(3)Building and improvements include tenant origination and absorption costs.
(4)The aggregate cost of real estate for federal income tax purposes was $3,047,645,112 (unaudited) as of December 31, 2020.

STEADFAST APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
DECEMBER 31, 2020

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$1,551,657,147	$1,575,311,904	$1,558,892,731
Acquisitions	1,817,886,701	5,687,977	—
Improvements	47,602,629	26,699,432	16,960,862
Cost of real estate sold	(108,847,492)	(55,806,464)	—
Write-off of disposed and fully depreciated and amortized assets	(46,921,057)	(235,702)	(541,689)
Balance at the end of the year	$3,261,377,928	$1,551,657,147	$1,575,311,904

Accumulated depreciation:
Balance at the beginning of the year	$282,652,860	$218,672,162	$147,726,630
Depreciation expense	162,679,647	73,781,883	70,993,280
Write-off of accumulated depreciation and amortization of real estate assets sold	(7,018,778)	(9,768,019)	—
Write-off of disposed and fully depreciated and amortized assets	(40,569,052)	(33,166)	(47,748)
Balance at the end of the year	$397,744,677	$282,652,860	$218,672,162

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 12, 2021.

Steadfast Apartment REIT, Inc.

By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Chief Executive Officer and
/s/ Rodney F. Emery	Chairman of the Board
Rodney F. Emery	(principal executive officer)	March 12, 2021

President, Chief Financial Officer and Treasurer
/s/ Ella S. Neyland	(principal financial officer and principal accounting officer)	March 12, 2021
Ella S. Neyland

/s/ G. Brian Christie	Director
G. Brian Christie		March 12, 2021

/s/ Thomas H. Purcell	Director
Thomas H. Purcell		March 12, 2021

/s/ Kerry D. Vandell	Director
Kerry D. Vandell		March 12, 2021

/s/ Ned W. Brines	Director
Ned W. Brines		March 12, 2021

/s/ Stephen R. Bowie	Director	March 12, 2021
Stephen R. Bowie

/s/ Ana Marie del Rio	Director	March 12, 2021
Ana Marie del Rio