Form 10-Q
period 2021-03-31
Steadfast Apartment REIT, Inc.
filed 2021-05-14
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to
Commission file number 000-55428
STEADFAST APARTMENT REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	36-4769184
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

18100 Von Karman Avenue, Suite 200
Irvine,	California	92612
(Address of Principal Executive Offices)		(Zip Code)
 (949) 569-9700
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2021, there were 110,161,467 shares of the Registrant’s common stock issued and outstanding.

STEADFAST APARTMENT REIT, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$337,896,051	$337,322,234
Building and improvements	2,877,749,041	2,882,411,683
Tenant origination and absorption costs	1,752,793	1,752,793
Total real estate held for investment, cost	3,217,397,885	3,221,486,710
Less accumulated depreciation and amortization	(429,867,083)	(397,744,677)
Total real estate held for investment, net	2,787,530,802	2,823,742,033
Real estate held for development	39,326,042	39,891,218
Total real estate, net	2,826,856,844	2,863,633,251
Cash and cash equivalents	242,291,317	258,198,326
Restricted cash	29,333,777	38,998,980
Goodwill	125,220,448	125,220,448
Due from affiliates	266,400	377,218
Rents and other receivables	32,142,297	5,385,108
Other assets	6,765,405	9,925,714
Total assets	$3,262,876,488	$3,301,739,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$75,101,789	$81,598,526
Notes Payable, net:
Mortgage notes payable, net	1,386,853,350	1,384,382,785
Credit facilities, net	745,072,888	744,862,886
Total notes payable, net	2,131,926,238	2,129,245,671
Distributions payable	4,953,584	8,462,735
Distributions payable to affiliates	274,474	469,236
Due to affiliates	77,344	337,422
Total liabilities	2,212,333,429	2,220,113,590
Commitments and contingencies (Note 12)
Redeemable common stock	712,069	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 110,187,405 and 110,070,572 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,101,874	1,100,706
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,605,912,272	1,603,989,130
Cumulative distributions and net losses	(659,581,535)	(627,787,040)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	947,432,611	977,302,796
Noncontrolling interest	102,398,379	104,322,659
Total equity	1,049,830,990	1,081,625,455
Total liabilities and stockholders’ equity	$3,262,876,488	$3,301,739,045
See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$82,379,277	$53,266,672
Other income	778,540	447,267
Total revenues	83,157,817	53,713,939
Expenses:
Operating, maintenance and management	20,765,034	12,496,559
Real estate taxes and insurance	13,856,893	8,743,446
Fees to affiliates	4,287	8,427,296
Depreciation and amortization	33,874,505	28,575,896
Interest expense	19,807,678	14,390,954
General and administrative expenses	11,325,410	2,430,299
Total expenses	99,633,807	75,064,450
Loss before other income (expenses)	(16,475,990)	(21,350,511)
Other income (expenses):
Gain on sale of real estate, net	—	11,384,599
Interest income	105,019	253,254
Insurance proceeds in excess of losses incurred	103,487	66,723
Equity in loss from unconsolidated joint venture	—	(35,193)
Fees and other income from affiliates	1,457,921	—
Total other income	1,666,427	11,669,383
Net loss	(14,809,563)	(9,681,128)
Loss allocated to noncontrolling interest	(778,275)	—
Net loss attributable to common stockholders	$(14,031,288)	$(9,681,128)
Loss per common share — basic and diluted	$(0.13)	$(0.14)
Weighted average number of common shares outstanding — basic and diluted	109,886,636	68,180,512

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses		Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	110,070,572	$1,100,706	—	$—	—	$—	$1,603,989,130	$(627,787,040)		$977,302,796	$104,322,659	$1,081,625,455
Issuance of common stock	399,310	3,993	—	—	—	—	4,596,610	—		4,600,603	—	4,600,603
Transfer to redeemable common stock	—	—	—	—	—	—	(3,000,000)	—		(3,000,000)	—	(3,000,000)
Repurchase of common stock	(282,477)	(2,825)	—	—	—	—	2,825	—		—	—	—
Distributions declared ($0.16 per share of common stock)	—	—	—	—	—	—	—	(17,763,207)		(17,763,207)	(1,146,005)	(18,909,212)
Amortization of stock-based compensation	—	—	—	—	—	—	323,707	—		323,707	—	323,707
Net loss	—	—	—	—	—	—	—	(14,031,288)		(14,031,288)	(778,275)	(14,809,563)
BALANCE, March 31, 2021	110,187,405	$1,101,874	—	$—	—	$—	$1,605,912,272	$(659,581,535)	0	$947,432,611	$102,398,379	$1,049,830,990

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

PART I — FINANCIAL INFORMATION (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(14,809,563)	$(9,681,128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,874,505	28,575,896
Loss on disposal of buildings and improvements	103,441	68,846
Loss on disposal of buildings and improvements from winter storm	15,459,862	—
Amortization of deferred financing costs	548,781	327,470
Amortization of stock-based compensation	323,707	42,455
Amortization of below market leases	(1,671)	922
Change in fair value of interest rate cap agreements	(10,820)	2,251
Gain on sale of real estate	—	(11,384,599)
Amortization of loan premiums	(553,764)	(144,457)
Accretion of loan discounts	135,875	29,875
Straight line of finance lease right-of-use assets	5,433	—
Interest on finance lease furnishings	107	—
Equity in loss from unconsolidated joint venture	—	35,193
Insurance claim recoveries	(15,656,642)	(228,380)
Changes in operating assets and liabilities:
Rents and other receivables	(11,512,685)	58,590
Other assets	2,923,097	818,320
Accounts payable and accrued liabilities	(6,689,495)	(3,927,637)
Due to affiliates	(210,121)	598,136
Due from affiliates	110,818	—
Net cash provided by operating activities	4,040,865	5,191,753
Cash Flows from Investing Activities:
Acquisition of real estate investments	—	(69,196,179)
Cash acquired in connection with the Mergers, net of transaction costs	—	98,283,732
Acquisition of real estate held for development	—	(6,287,613)
Additions to real estate investments	(4,818,069)	(1,221,453)
Additions to real estate held for development	(5,732,099)	(670,071)
Escrow deposits for pending real estate acquisitions	—	(2,500,000)
Purchase of interest rate cap agreements	(12,200)	—
Net proceeds from sale of real estate investment	—	32,962,285
Proceeds from insurance claims	412,138	86,892
Cash distribution from unconsolidated joint venture	—	118,000
Net cash (used in) provided by investing activities	(10,150,230)	51,575,593
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	4,584,641	—
Principal payments on mortgage notes payable	(2,034,966)	(313,032)
Borrowings from credit facilities	—	40,468,000
Payments of commissions on sale of common stock	—	(46,995)
Payment of loan financing deposits	—	(80,000)
Payment of deferred financing costs	—	(4,079,493)

PART I — FINANCIAL INFORMATION (continued)

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Distributions to common stockholders and noncontrolling interests	$(18,012,522)	$(6,716,712)
Repurchase of common stock	(4,000,000)	(797,289)
Net cash (used in) provided by financing activities	(19,462,847)	28,434,479
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,572,212)	85,201,825
Cash, cash equivalents and restricted cash, beginning of the period	297,197,306	148,539,671
Cash, cash equivalents and restricted cash, end of the period	$271,625,094	$233,741,496

Supplemental Disclosures of Cash Flow Information:
Interest paid (net of capitalized interest of $315,244 and $69,569, respectively)	$19,693,688	$11,429,429
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable to non-affiliated stockholders	$4,953,584	$8,356,638
Distributions payable to affiliates	$274,474	$—
Real estate under development placed in service	$4,678,910	$—
Accounts payable related to winter storm	$11,948,789	$—
Insurance claims receivable related to winter storm	$27,408,651	$—
Investment management fees payable in shares	$—	$1,187,351
Assumption of mortgage notes payable to acquire real estate	$—	$36,515,122
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$4,600,603	$5,084,155
Redeemable common stock	$712,069	$1,889,463
Redemptions payable	$2,287,931	$2,110,537
Accounts payable and accrued liabilities from additions to real estate investments	$5,483,105	$2,843,487
Due to affiliates from additions to real estate investments	$—	$267,567
Accounts payable & accrued liabilities from capitalized acquisition costs related to the mergers with SIR and STAR III	$—	$1,548,054
Accounts payable & accrued liabilities from additions to real estate held for development	$3,270,368	$1,816,203
Due to affiliates from additions to real estate held for development	$400	$93,213
Due to affiliates for commissions on sale of common stock	$—	$24,293
Operating and finance lease right-of-use asset, net	$1,831,866	$151,336
Operating and finance lease liabilities, net	$1,859,368	$163,491
Fair value of real estate acquired in the SIR merger	$—	$1,100,742,973
Fair value of real estate acquired in the STAR III merger	$—	$479,559,505
Fair value of equity issued to SIR shareholders in the SIR merger	$—	$693,400,974
Fair value of equity issued to STAR III shareholders in the STAR III merger	$—	$193,893,305
Fair value of debt assumed in the SIR merger	$—	$506,023,982
Fair value of debt assumed in the STAR III merger	$—	$289,407,045
Fair value of unconsolidated joint venture assumed in the SIR merger	$—	$22,128,691
Assets assumed in the SIR merger	$—	$3,553,868
Assets assumed in the STAR III merger	$—	$2,060,898
Liabilities assumed in the SIR merger	$—	$21,782,302
Liabilities assumed in the STAR III merger	$—	$7,334,616
Premiums on assumed mortgage notes payable in the SIR and STAR III Mergers	$—	$14,899,631
Discount on assumed mortgage notes payable in the SIR and STAR III Mergers	$—	$10,489,075
 See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of March 31, 2021, the Company owned 69 multifamily properties comprising a total of 21,591 apartment homes and three parcels of land held for the development of apartment homes. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 4 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Primary Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of March 31, 2021, the Company had issued 111,967,192 shares of common stock for gross offering proceeds of $1,722,630,330, including 8,337,112 shares of common stock issued pursuant to the DRP for gross offering proceeds of $124,901,172 and 56,016,053 shares of common stock issued in connection with the Mergers described below.
On March 9, 2021, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.55 as of December 31, 2020. Additional information on the Company’s estimated value per share can be found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.55, effective April 1, 2021. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant.
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
March 31, 2021
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
Combined Company
Through the Mergers, the Company acquired 36 multifamily properties with 10,166 apartment homes and a 10% interest in one unconsolidated joint venture that owned 20 multifamily properties with a total of 4,584 apartment homes, all of which had a gross real estate value of approximately $1.5 billion. The combined company after the Mergers retained the name “Steadfast Apartment REIT, Inc.” Each merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). For more information on the Mergers, see Note 4 (Real Estate).
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
Immediately following the consummation of the SIR OP/STAR OP Merger, on August 28, 2020, pursuant to an Agreement and Plan of Merger (the “Operating Partnership Merger Agreement”), STAR III OP merged with and into SIR OP (the “Operating Partnership Merger” and together with the SIR OP/STAR OP Merger, the “Operating Partnership Mergers”). The Operating Partnership Merger was treated as an “asset over partnership merger” governed by Treasury Regulations Section 1.708-1(c)(3)(i), with SIR OP being the “resulting partnership” and STAR III OP terminating.
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
March 31, 2021
(unaudited)
Operating Partnership, L.P. (the “Second A&R Partnership Agreement”) in order to, among other things, reflect the consummation of the Operating Partnership Mergers. The purpose of the Operating Partnership Mergers was to simplify the Company’s corporate structure so that the Company has a single operating partnership that is a direct subsidiary of the Company.
Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”) with SRI, which provided for the internalization of the Company’s external management functions previously provided by the Former Advisor and its affiliates. Prior to the Internalization Closing (as defined herein), which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined herein) on August 31, 2020 (the “Internalization Closing”), Steadfast Investment Properties, Inc., a California corporation (“SIP”), Steadfast REIT Services, Inc., a California corporation (“REIT Services”), and their respective affiliates owned and operated all of the assets necessary to operate the Company and its subsidiaries as a self-managed company and employed all the employees necessary to operate as a self-managed company.
Pursuant to a Contribution and Purchase Agreement (the “Contribution & Purchase Agreement”) between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company (“SRSH”), and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash and (2) 6,155,613.92 Class B OP units of limited partnership interests in the Current Operating Partnership (the “Class B OP Units”) having the agreed value set forth in the Contribution & Purchase Agreement of $15.23 per Class B OP Unit. In addition, the Company purchased all of the Class A Convertible Stock of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns a 48.6% interest in Steadfast Holdings, the largest owner of SRI.
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
The Former Advisor
Prior to the Internalization Transaction, the Company was externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between the Company and the Former Advisor (as may be amended, the “Advisory Agreement”). On August 31, 2020, prior to the Internalization Closing, the Company, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, the Former Advisor and the Company entered into the First Amendment to the Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 are paid in cash to the Former Advisor by the Current Operating Partnership (the “First Amendment”). In connection with the Internalization Transaction, SRS assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Current Operating Partnership
Substantially all of the Company’s business is conducted through the Current Operating Partnership. The Company is the sole general partner of the Current Operating Partnership. The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of March 31, 2021, the Company owned approximately 94% of the operating partnership units of the Current Operating Partnership (the “OP Units”). As a result of the Internalization Transaction, SRI

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
owns approximately 5% of the OP Units of the Current Operating Partnership, including approximately 6,155,613.92 Class B OP Units owned by SRI as of March 31, 2021. The remaining approximate 1% of the OP Units are owned by VV&M, unaffiliated third parties in the form of Class A-2 OP Units (as defined below). The Current Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, which is an indirect wholly-owned subsidiary of the Current Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, the Company, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”) to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the contribution, and designate Class B OP Units that were issued as consideration pursuant to the Internalization Transaction.
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
2.         Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Current Operating Partnership and its wholly-owned subsidiaries. The portion of the entity not wholly-owned by the Company is presented as noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Noncontrolling interests
Noncontrolling interests represent the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interests are comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) and Class B OP Units of the Current Operating Partnership. The Company accounts for noncontrolling interests in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of March 31, 2021 and December 31, 2020, the Company’s noncontrolling interests qualified as permanent equity. For more information on the Company’s noncontrolling interest, see Note 9 (Noncontrolling Interest).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Casualty loss
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the three months ended March 31, 2021, the Company incurred property damage and other losses of $27,408,651, which was recorded as general and administrative expenses, with a corresponding insurance recoveries income up to the amount of losses incurred (as described above) within general and administrative expenses in the accompanying consolidated statements of operations.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805-50, Business Combinations — Related Issues (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. There were no real estate property acquisitions during the three months ended March 31, 2021. For the three months ended March 31, 2020, all of the Company’s acquisitions of real estate properties, including pursuant to the Mergers, were determined to be asset acquisitions.
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
March 31, 2021
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
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the recent outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. No impairment loss was recorded during the three months ended March 31, 2021 and 2020.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performed its annual assessment on October 1, 2020. The Company recorded goodwill during the year ended December 31, 2020, in connection with the Internalization Transaction. See Note 3 (Internalization Transaction) for details.
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
March 31, 2021
(unaudited)
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
Residents’ payment plans due to COVID-19
In April, 2020, the FASB issued the ASC 842 Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, modified terms and conditions of a company’s existing lease contracts, such as changes to lease payments, may affect the economics of the lease for the remainder of the term and are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not considered a ‘lease modification’ pursuant to ASC 842. This means both the lessor and lessee need not remeasure and reallocate the consideration in the lease contract, reassess the lease term or reassess lease classification and lease liability, provided that the concessions are considered to be a separate contract. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842 as described above.
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
During the fiscal quarter ended June 30, 2020, the Company instituted payment plans for its residents that were experiencing hardship due to COVID-19, which the Company refers to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, the Company allowed qualifying residents to defer their rent, which is collected by the Company in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, the Company began providing certain qualifying residents with a one-time concession to incentivize their performance under the COVID-19 Payment Plan. If the qualifying resident fails to make payments pursuant to the COVID-19 Payment Plan, the concession is immediately terminated, and the qualifying resident is required to immediately repay the amount of the concession. The Company did not offer residents any other payment plans during the remaining months in fiscal year 2020 due to the reduced demand of such payment plans.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
In January 2021, the Company began offering an extension to the COVID-19 Payment Plan (the “Extension Plan”), that allows eligible residents to defer their rent, which is collected by the Company in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan.
During the three months ended September 30, 2020, the Company initiated a debt forgiveness program for certain qualifying residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments (the “Debt Forgiveness Program”). Pursuant to the Debt Forgiveness Program, the Company offered qualifying residents an opportunity to terminate their lease without being liable for any unpaid rent and penalties. The Company determined that accounts receivable related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in its reserve.
The Company elected not to evaluate whether the COVID-19 Payment Plans, the Debt Forgiveness Program and the Extension Plan are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans, Debt Forgiveness Program and the Extension Plan as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession (which in this case only applies to the COVID-19 Payment Plans) by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of March 31, 2021 and December 31, 2020, the Company reserved $2,728,971 and $2,245,067 of accounts receivables, respectively, which are considered not probable for collection.
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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2021 and 2020.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	March 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$30,872	$—

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$7,852	$—
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
The Company considers the carrying value of cash and cash equivalents, restricted cash, rents and other receivables, accounts payable and accrued liabilities, distributions payable, amounts due from affiliates, amounts due to affiliates and distributions payable to affiliates to approximate the fair value of these financial instruments based on the short duration between origination of the instruments and their expected realization. The Company has determined that its notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2021 and December 31, 2020, the fair

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
value of the notes payable was $2,213,714,331 and $2,246,242,677, respectively, compared to the carrying value of $2,131,926,238 and $2,129,245,671, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and a cash account established in connection with a letter of credit to fund future workers compensation claims. As of March 31, 2021 and December 31, 2020, the Company had a restricted cash balance of $29,333,777 and $38,998,980, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as well as an amount set aside in connection with a letter of credit.
The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	March 31,
	2021	2020
Cash and cash equivalents	$242,291,317	$215,105,801
Restricted cash	29,333,777	18,635,695
Total cash, cash equivalents and restricted cash	$271,625,094	$233,741,496
Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the month ended January 31, 2021, were based on daily record dates and calculated at a rate of $0.002466 per share of the Company’s common stock per day during the period from January 1, 2021 through January 31, 2021. On January 12, 2021, the Company’s board of directors determined to reduce the daily distribution payment to $0.001438 per share commencing on February 1, 2021 and ending February 28, 2021, which was extended for the months of March, April, May and June, 2021. As a result, distributions declared during the period from February 1, 2021 through March 31, 2021, and through June 30, 2021 were based on daily record dates and calculated at a rate of $0.001438 per share of the Company’s common stock per day.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three months ended March 31, 2021 and 2020, the Company declared distributions totaling $0.161 and $0.224 per share of common stock, respectively.
Lessee Accounting
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires leases with original lease terms of more than 12 months to be recorded on the balance sheet. For leases with terms greater than 12 months, a right-of-use (“ROU”) lease asset and a lease liability are recognized on the balance sheet at commencement date based on the present value of lease payments over the lease term.
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
March 31, 2021
(unaudited)
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
Recent Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2020-01 should be applied prospectively. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company refers to this transition as reference rate reform. The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (i) the contract referenced an IBOR rate that is expected to be discontinued; (ii) the modified terms directly replace

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
or have the potential to replace the IBOR rate that is expected to be discontinued; and (iii) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges. ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. Subsequently, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The ASUs can be adopted no later than December 1, 2022 with early adoption permitted. The relief provided in this guidance is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the guidance does allow an entity to continue to apply certain optional expedients related to hedge accounting. The Company identified the instruments influenced by LIBOR to be its variable rate mortgage notes payable and interest rate cap agreements and is currently in the process of liaising with its lenders to assess the nature of potential changes to its variable rate mortgage notes payable and interest rate cap agreements and therefore determining whether it could meet the conditions of the practical expedients provided by the FASB and elect to not apply the modification accounting requirements to its contracts affected by the reference rate reform within the permitted period of December 31, 2022.
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
In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). ASU 2020-10 contains improvements to GAAP by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of GAAP. ASU 2020-10 also contains codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. ASU 2020-10 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2020-10 on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. This amendment became effective on February 10, 2021. Early Adoption was permitted. The Company early adopted these modifications in its Annual Report on Form 10-K filed with the SEC on March 12, 2021. The

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
adoption of this guidance did not have a material impact on the consolidated financial statements.
3.         Internalization Transaction
On August 31, 2020, the Current Operating Partnership and the Company completed the Internalization Transaction with SRI, which provided for the internalization of the Company’s external management functions provided by the Former Advisor and its affiliates.
Pursuant to the Contribution & Purchase Agreement between the Company, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash consideration and (2) 6,155,613.92 Class B OP Units having the agreed value of $15.23 per Class B OP Unit. The Company also purchased all of the Class A Convertible Stock of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership.
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
March 31, 2021
(unaudited)
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
_________________
(1)The intangible assets acquired consist of property management agreements that the Company, acting as advisor and property manager through certain subsidiaries, has with affiliates of SRI (as amended from time to time, the “SRI Property Management Agreements”). The value of the SRI Property Management Agreements was determined based on a discounted cash flow valuation of the projected revenues of the acquired agreements. The SRI Property Management Agreements are subject to an estimated useful life of one year. As of March 31, 2021, the SRI Property Management Agreements were approximately 58% amortized.
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
Pro Forma Financial Information (Unaudited)
The following condensed pro forma operating information is presented as if the Internalization Transaction and Mergers occurred in 2019 and had been included in operations as of January 1, 2019. The operations acquired in the Internalization Transaction earned $96.5 million in revenue in 2019, approximately $93.9 million of which was earned from the Company and will be eliminated in the Company’s consolidated financial statements on a post-acquisition basis, and approximately $2.5 million of which was earned pursuant to the SRI Property Management Agreements and will be recurring revenue to the Company resulting in an immaterial impact on the Company’s net loss of approximately $0.4 million.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
_________________
(1)The incremental cost of hiring the existing workforce responsible for the Company’s real estate management and operations of $17,906,923 and $17,742,481, was included in pro forma expenses in arriving at the pro forma net income (loss) for the years ended December 31, 2020 and 2019, respectively. The pro forma impact of the Internalization Transaction on the Company’s historical results of operations based on the historical net income of SRI and its affiliates was $19,083,158 for the year ended December 31, 2019.
(2)Contemporaneously with the Internalization Closing, the Company hired 634 employees, previously employed by SRI and its affiliates, to operate all of the assets necessary to operate the business of the Company.
(3)Amount is net of net income (loss) attributable to noncontrolling interests and distributions to preferred shareholders.
4.          Real Estate
As of March 31, 2021, the Company owned 69 multifamily properties comprising a total of 21,591 apartment homes and three parcels of land held for the development of apartment homes.
The total acquisition price of the Company’s real estate portfolio was $3,133,589,671, excluding real estate held for the development of apartment homes of $39,326,042. As of March 31, 2021 and December 31, 2020, the Company’s portfolio was approximately 95.3% and 95.4% occupied and the average monthly rent was $1,180 and $1,173, respectively.

As of March 31, 2021 and December 31, 2020, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	March 31, 2021
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development
Investments in real estate	$337,896,051	$2,877,749,041	$1,752,793	$3,217,397,885	$39,326,042
Less: Accumulated depreciation and amortization	—	(428,928,968)	(938,115)	(429,867,083)	—
Net investments in real estate and related lease intangibles	$337,896,051	$2,448,820,073	$814,678	$2,787,530,802	$39,326,042

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

	December 31, 2020
	Assets
	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development
Investments in real estate	$337,322,234	$2,882,411,683	$1,752,793	$3,221,486,710	$39,891,218
Less: Accumulated depreciation and amortization	—	(397,413,838)	(330,839)	(397,744,677)	—
Net investments in real estate and related lease intangibles	$337,322,234	$2,484,997,845	$1,421,954	$2,823,742,033	$39,891,218
During the three months ended March 31, 2021 and 2020, the Company wrote off $15,459,862 and $0 of fixed assets related to the damage caused to the Company’s multifamily properties impacted by the winter storm that took place in February 2021.
Total depreciation and amortization expenses were $33,874,505 and $28,575,896 for the three months ended March 31, 2021, and 2020, respectively.
Depreciation of the Company’s buildings and improvements was $33,044,052 and $22,751,822 for the three months ended March 31, 2021, and 2020, respectively. Depreciation of the Company’s acquired furniture and fixtures in the Internalization Transaction was $12,999 and $0 for the three months ended March 31, 2021, and 2020, respectively.
Total amortization of the Company’s intangible assets was $817,454 and $5,824,074 for the three months ended March 31, 2021, and 2020, respectively.
Amortization of the Company’s tenant origination and absorption costs was $607,276 and $5,822,805 for the three months ended March 31, 2021, and 2020, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s operating ROU assets was $3,367 and $1,269 for the three months ended March 31, 2021, and 2020, respectively. This represents the amortization of initial direct costs included in the measurement of the operating ROU assets.
Amortization of the Company’s SRI Property Management Agreements was $206,811 and $0 for the three months ended March 31, 2021, and 2020, respectively. This represents the amortization of the SRI Property Management Agreements acquired in the Internalization Transaction.
Amortization of the Company’s other intangible assets, which consist of below-market leases, was $1,671 and $922 for the three months ended March 31, 2021 and 2020, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of 10 years.
Operating Leases
As of March 31, 2021, the Company’s real estate portfolio comprised 21,591 residential apartment homes and was 96.9% leased by a diverse group of residents. For the three months ended March 31, 2021 and 2020, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from six to nine years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $8,701,518 and $8,545,977 as of March 31, 2021 and December 31, 2020, respectively.
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of March 31, 2021, and thereafter is as follows:

April 1, through December 31, 2021	$166,108
2022	244,460
2023	250,196
2024	257,214
2025	264,423
Thereafter	980,059
$2,162,460
As of March 31, 2021 and December 31, 2020, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Real Estate Under Development
During the three months ended March 31, 2021, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station(1)	Murfreesboro, TN	5/30/2019	$1,895,365	$19,795,882	$21,691,247
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	1,447,922	8,731,725
Flatirons	Broomfield, CO	6/19/2020	8,574,704	328,366	8,903,070
			$17,753,872	$21,572,170	$39,326,042
(1)    The Company is developing Garrison Station, which consists of nine residential buildings comprised of 176 apartment homes. During the three months ended March 31, 2021, one building comprised of 24 apartment homes was placed in service totaling $4,678,909, and is included in total real estate held for investment, net in the accompanying consolidated balance sheets.

Completion of Mergers
On March 6, 2020, pursuant to the terms and conditions of the SIR Merger Agreement and STAR III Merger Agreement (together the “Merger Agreements”), SIR Merger Sub and STAR III Merger Sub, the surviving entities in the Mergers, continued as wholly-owned subsidiaries of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of SIR and STAR III ceased. The combined company retained the name “Steadfast Apartment REIT, Inc.” At the effective time of the Mergers, each issued and outstanding share of SIR and STAR III’s common stock (or a fraction thereof), $0.01 par value per share, was converted into 0.5934 and 1.430 shares of the Company’s common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
____________________
(1)    Represents the number of shares of common stock of SIR and STAR III converted into shares of the Company’s common stock upon consummation of the Mergers.
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
Capitalized Acquisition Costs Related to the Mergers
The SIR Merger and STAR III Merger were each accounted for as an asset acquisition. In accordance with the asset acquisition method of accounting, costs incurred to acquire the asset were capitalized as part of the acquisition price. Upon the execution of the Merger Agreements on August 5, 2019, the SIR Merger and STAR III Merger were considered probable of occurring, at which point the Company began to capitalize the merger related acquisition costs to building and improvements in the accompanying consolidated balance sheets. Prior to such date, the merger related acquisition costs were expensed to general and administrative expenses in the accompanying consolidated statements of operations.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
The Company recognized an other-than-temporary impairment (“OTTI”) on its investment in the Joint Venture of $2,442,411 during the three months ended June 30, 2020. The OTTI was a result of the Company receiving an indication of value in connection with negotiating a sale of the Company’s joint venture interest at a disposition price that was less than the carrying value of the Joint Venture. The OTTI was included in equity in loss from unconsolidated joint venture on the Company’s consolidated statements of operations. In determining the fair value of the Joint Venture, the Company considered Level 3 inputs.
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
During the year ended December 31, 2020, $490,586 of amortization of the basis difference was included in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. The Company recorded the gain on sale of the investment in unconsolidated joint venture of $66,802 in equity in losses from unconsolidated joint venture on the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company received distributions of $360,700 related to its investment in the Joint Venture.
Unaudited financial information for the Joint Venture for the period from March 6, 2020 through March 31, 2020 is summarized below:

For the Period from March 6, 2020 through March 31, 2020
Revenues	$4,634,604
Expenses	(4,921,775)
Other income	—
Net loss	$(287,171)

Company’s proportional net loss	$(28,717)
Amortization of outside basis	(6,476)
Equity in losses of unconsolidated joint venture	$(35,193)

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
6.          Other Assets
As of March 31, 2021 and December 31, 2020, other assets consisted of:

	March 31, 2021	December 31, 2020
Prepaid expenses	$3,715,312	$6,446,847
SRI Property Management Agreements, net	339,580	543,332
Interest rate cap agreements (Note 14)	30,872	7,852
Other deposits	655,888	649,470
Corporate computers, net	145,979	132,708
Lease right-of-use assets, net (Note 15)(1)	1,877,774	2,145,505
Other assets	$6,765,405	$9,925,714
_________________
(1)As of March 31, 2021, lease ROU assets, net included a finance lease ROU asset, net of $13,785 and operating ROU assets, net of $1,863,989. As of December 31, 2020, lease ROU assets, net included a finance lease ROU asset, net of $16,845 and operating ROU assets, net of $2,128,660.
Amortization of the Company’s SRI Property Management Agreements was $206,811 and $0 for the three months ended March 31, 2021, and 2020, respectively.

Amortization of the Company’s initial direct costs included in the measurement of the operating ROU assets was $3,367 and $1,269 for the three months ended March 31, 2021, and 2020, respectively. See Note 15 (Leases) for details.
7.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net secured by individual properties as of March 31, 2021 and December 31, 2020:

	March 31, 2021
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.23%	$117,670,742
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,272,208,826
Mortgage notes payable, gross	46				3.71%	1,389,879,568
Premiums and discount, net(2)						3,391,845
Deferred financing costs, net(3)						(6,418,063)
Mortgage notes payable, net						$1,386,853,350

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

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
(2)The following table summarizes debt premiums and discounts as of March 31, 2021 and December 31, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations.

Net Debt Premium (Discount) before Amortization as of March 31, 2021	Amortization of Debt (Premium) Discount During the Three Months Ended March 31, 2021	Unamortized Net Debt Premium (Discount) as of March 31, 2021
$15,375,305	$(2,390,339)	$12,984,966
(10,179,526)	586,405	(9,593,121)
$5,195,779	$(1,803,934)	$3,391,845

Net Debt Premium (Discount) before Amortization as of December 31, 2020		Amortization of Debt (Premium) Discount During the Year Ended December 31, 2020	Unamortized Net Debt Premium (Discount) as of December 31, 2020
$15,375,305		$(1,836,575)	$13,538,730
(10,179,526)		450,530	(9,728,996)
$5,195,779	5195779	$(1,386,045)	$3,809,734
(3)Accumulated amortization related to deferred financing costs as of March 31, 2021 and December 31, 2020 was $3,833,961 and $3,495,183, respectively.
Construction Loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the development of a multifamily property known as Garrison Station in an aggregate principal amount not to exceed $19,800,000 for a 36 month initial term and two 12 month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of March 31, 2021 and December 31, 2020, the principal outstanding balance on the construction loan was $10,849,189 and $6,264,549, respectively, and was included within mortgage notes payable, net on the accompanying consolidated balance sheets.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Newmark Group Inc., formerly Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as substitute collateral for the three multifamily properties disposed of and released from the MCFA. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter.
PNC Master Credit Facility
On June 17, 2020, the Company, through seven indirect wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), entered into a Master Credit Facility Agreement (the “PNC MCFA,”), a fixed rate Multifamily Note and a variable rate Multifamily Note (collectively, the “Notes”) and the other loan documents for the benefit of PNC Bank. The PNC MCFA provides for two tranches: (1) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (2) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver at March 31, 2021.
As of March 31, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	March 31, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,320,332)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,644,807)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(438,973)	(487,329)
Credit facilities, net	$745,072,888	$744,862,886
_________________
(1)Accumulated amortization related to deferred financing costs in respect of the MCFA as of March 31, 2021 and December 31, 2020, was $1,414,783 and $1,298,265, respectively.
(2)Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of March 31, 2021 and December 31, 2020, was $144,412 and $99,283, respectively.
(3)Accumulated amortization related to deferred financing costs in respect of the Revolver as of March 31, 2021 and December 31, 2020, was $149,905 and $101,549, respectively.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of March 31, 2021:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments on outstanding debt (1)	$2,140,356,568	$6,620,798	$45,703,199	$60,658,369	$58,176,299	$197,607,413	$1,771,590,490
_________________
(1)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At March 31, 2021 and December 31, 2020, the Company was in compliance with all debt covenants.
For the three months ended March 31, 2021 and 2020, the Company incurred interest expense of $19,807,678 and $14,390,954, respectively. Interest expense for the three months ended March 31, 2021 and 2020, includes amortization of deferred financing costs of $548,781 and $327,470, net unrealized (gains) losses from the change in fair value of interest rate cap agreements of $(10,820) and $2,251, amortization of net loan premiums and discounts of $417,889 and $114,582, credit facility commitment fees of $34,575 and $0, costs associated with the refinancing of debt of $0 and $31,397, imputed interest on the finance lease portion of the sublease of $107 and $0, and capitalized interest of $315,244 and $69,569, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
Interest expense of $6,800,506 and $6,806,695 was payable as of March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
As of March 31, 2021, the Company had issued 111,967,192 shares of common stock for offering proceeds of $1,637,793,196, including 8,337,112 shares of common stock issued pursuant to the DRP and 56,016,053 shares of common stock issued in connection with the Mergers (described below), for total proceeds of $124,901,172, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers.
As further discussed in Note 11 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock granted to the Company’s independent directors prior to the Internalization Transaction, vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant. On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or re-election to the Company’s board of directors. The shares of restricted common stock granted pursuant to the Company’s independent directors’ compensation plan generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The issuance and vesting activity for the three months ended March 31, 2021, and year ended December 31, 2020, for the restricted stock issued to the Company’s independent directors were as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Nonvested shares at the beginning of the period	33,369	7,497
Granted shares	—	31,288
Vested shares	(1,667)	(5,416)
Nonvested shares at the end of the period	31,702	33,369

Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the three months ended March 31, 2021, and year ended December 31, 2020, was as follows:

Grant Year	Weighted Average Fair Value
2020	$15.36
2021	N/A
Included in general and administrative expenses is $63,168 and $42,455 for the three months ended March 31, 2021 and 2020, respectively, for compensation expense related to the issuance of restricted common stock. As of March 31, 2021, the compensation expense related to the issuance of the restricted common stock not yet recognized was $402,998. The weighted average remaining term of the restricted common stock was approximately 1.2 years as of March 31, 2021. As of March 31, 2021, no shares of restricted common stock issued to the independent directors have been forfeited.
Issuance of Restricted Stock Awards to Key Employees
2020 Restricted Stock Awards
In connection with the Internalization Transaction, on September 1, 2020, certain key employees of the Company were issued restricted stock grants under the terms of the Company’s Amended and Restated 2013 Incentive Plan (the “Incentive Award Plan”), which grants had been approved by the board of directors and the special committee formed for the purpose of

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
reviewing, considering, investigating, evaluating, proposing and negotiating the Mergers (the “Special Committee”). The grants to the key employees of the Company were made pursuant to a restricted stock grant agreement. The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (collectively, the “2020 Restricted Stock Awards”).
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
In the event of a termination of a key employee’s employment by the Company without cause or by the key employee for good reason within 12 months following a change in control, any unvested portion of the 2020 Restricted Stock Award will become fully vested at the time of such termination, provided that if the 2020 Restricted Stock Award is unvested at the time of a change in control of the Company and is not assumed or substituted for equivalent awards as part of the change in control transaction, the 2020 Restricted Stock Awards will become fully vested at the time of the change in control transaction. The fair value of grants issued was approximately $2,850,000.
2021 Restricted Stock Awards
Pursuant to employment agreements with key employees, on March 15, 2021, the Company granted key employees an award of time-based restricted stock (the “Time-Based 2021 Award”) with a total grant date fair value of $1,512,000 subject to the terms of the Incentive Award Plan. The Time-Based 2021 Awards vest ratably over three years following the grant date, subject to the key employee’s continuous employment through the applicable vesting dates, with certain exceptions.
Total compensation expense related to the 2020 Restricted Stock Awards and the Time-Based 2021 Award for the three months ended March 31, 2021 and 2020, respectively, was $260,539 and $0, and was included in general and administrative costs on the accompanying consolidated statements of operations. As of March 31, 2021, the compensation expense related to the issuance of the restricted common stock to the key employees not yet recognized was $3,784,785. The weighted average remaining term of the restricted common stock issued to the Company’s key employees was approximately 1.9 years as of March 31, 2021. As of March 31, 2021, no shares of restricted common stock issued to the Company’s key employees have been forfeited.
Investment Management Fee Paid to Former Advisor in Shares
Following the completion of the Mergers on March 6, 2020 and until the Internalization Closing, and pursuant to the Advisory Agreement, the Company paid the Former Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The shares of common stock fully vested and became non-forfeitable upon payment of the monthly investment management fee. The fair value of the vested common stock at the date of issuance, using the then- most recent publicly disclosed estimated value per share, was recorded in stockholders’ equity in the accompanying consolidated balance sheets. Investment management fees incurred in shares, included in fees to affiliates in the accompanying consolidated statements of operations were $0 and $1,187,351 for the three months ended March 31, 2021 and 2020, respectively.
Convertible Stock and Class A Convertible Stock
Prior to the completion of the Mergers on March 6, 2020, the Company’s then-outstanding Convertible Stock would have been converted into shares of the Company’s common stock if and when: (A) the Company had made total distributions on the then-outstanding shares of the Company’s common stock equal to the original issue price of those shares plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (B) the Company listed its common stock for trading on a national securities exchange, or (C) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). In the event of a termination or non-renewal of the Advisory Agreement for cause, all of the shares of the Convertible Stock would have been repurchased by the Company for $1.00. In general, each share of Convertible Stock would convert into a number of shares of common stock equal to 1/1000 of

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” plus the aggregate value of distributions paid to date on the then outstanding shares of the Company’s common stock over (2) the aggregate purchase price paid by stockholders for those outstanding shares of common stock plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of those outstanding shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock on an as-converted basis, in each case calculated as of the date of the conversion.
In connection with the Mergers, the Company and the Former Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock would have been converted into shares of the Company’s common stock if (1) the Company had made total distributions of money or other property to its stockholders or by SIR and STAR III to their respective holders of common shares (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which the Company refers to collectively as the “Class A Distributions,” equal to the sum of the original issue price of the Company’s shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company listed its common stock for trading on a national securities exchange or entered into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeded (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event.
As discussed in Note 1 (Organization and Business), in connection with the Internalization Transaction, the Company purchased all of the Class A Convertible Stock from the Former Advisor for $1,000.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2021 and December 31, 2020, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company’s board of directors has approved the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share under the DRP initially was $14.25. On March 9, 2021 and April 17, 2020, the Company’s board of directors approved a price per share for the DRP of $15.55 and $15.23, effective April 1, 2021 and May 1, 2020, respectively, in connection with the determination of an estimated value per share of the Company’s common stock.
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
March 31, 2021
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
In connection with the announcement of the then-proposed Mergers, on August 5, 2019, the Company’s board of directors approved the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), which became effective September 5, 2019, and applied with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as defined in the Amended and Restated SRP) of a stockholder. Repurchases pursuant to the Amended & Restated SRP were limited to $2,000,000 per quarter.
On March 3, 2020, in connection with the closing of the Mergers, the Company’s board of directors amended the Amended & Restated SRP to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the share repurchase plan each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP was open to all repurchase requests beginning April 1, 2020.
On January 12, 2021, the board of directors further amended the Amended & Restated SRP. The amendment (1) limits repurchase requests to death and qualifying disability only and (2) sets a $3,000,000 per calendar quarter limit on the amount of repurchases by the Company. The amendment took effect 30 days from January 14, 2021, and was in effect on April 30, 2021, the Repurchase Date (as defined below), with respect to repurchases for the fiscal quarter ending March 31, 2021. Share requests that do not meet the requirements for death and disability were cancelled (including any requests received during the current fiscal quarter). As of March 31, 2021, the share repurchase price was $14.46 per share, which represented 93% of the most recently published estimated value per share of $15.55.
Prior to the March 3, 2020 amendments (described above), the share repurchase price was further reduced based on how long the stockholder had held the shares as follows:

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
March 31, 2021
(unaudited)
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
The Company is not obligated to repurchase shares of its common stock under the share repurchase plan. In no event shall repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $3,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Company’s share repurchase plan. As of March 31, 2021 and December 31, 2020, the Company had recorded $2,287,931 and $4,000,000, respectively, which represents 158,225 and 282,477 (pursuant to the Amended & Restated SRP) shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests, all of which were repurchased on the April 30, 2021 and January 29, 2021 repurchase dates.
During the three months ended March 31, 2021, the Company repurchased a total of 282,477 shares with a total repurchase value of $4,000,000, the then quarterly cap, which was accrued as of December 31, 2020, and received requests for repurchases of 158,225 shares with a total repurchase value of $2,287,931. During the three months ended March 31, 2020, the Company repurchased a total of 53,152 shares with a total repurchase value of $797,289 and received requests for the repurchase of 149,049 shares with a total repurchase value of $2,110,537, respectively.
The Company cannot guarantee that the funds set aside for the share repurchase plan will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted for death and disability, repurchase requests will be paid on a pro rata basis up to the $3,000,000 quarterly cap.
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
March 31, 2021
(unaudited)
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
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the month ended January 31, 2021 and $0.002459 per day for each share of the Company’s common stock during each of the three months ended March 31, 2020, which, if paid over a 365-day and 366-day period, respectively, is equivalent to $0.90 per share. On January 12, 2021, the Company’s board of directors approved a cash distribution that accrues at a rate of $0.001438 per day for each share of the Company’s common stock for the period commencing on February 1, 2021 and ending on February 28, 2021, which was extended for the months of March, April, May and June, 2021, and which, if paid over a 365-day period is equivalent to $0.525 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following tables reflect distributions declared and paid to common stockholders and Class A-2 and Class B OP Unit holders (the “Noncontrolling Interest OP Unit Holders”) for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31, 2021
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	250,562	—	250,562
DRP distributions declared (value)	$3,816,054	$—	$3,816,054
Cash distributions declared	13,947,153	1,146,005	15,093,158
Total distributions declared	$17,763,207	$1,146,005	$18,909,212

DRP distributions paid (in shares)	302,075	—	302,075
DRP distributions paid (value)	$4,600,603	$—	$4,600,603
Cash distributions paid	16,641,735	1,370,787	18,012,522
Total distributions paid	$21,242,338	$1,370,787	$22,613,125

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

	For the Three Months Ended March 31, 2020
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	324,236	—	324,236
DRP distributions declared (value)	$5,135,895	$—	$5,135,895
Cash distributions declared	10,255,638	—	10,255,638
Total distributions declared	$15,391,533	$—	$15,391,533

DRP distributions paid (in shares)	320,969	—	320,969
DRP distributions paid (value)	$5,084,155	$—	$5,084,155
Cash distributions paid	6,716,712	—	6,716,712
Total distributions paid	$11,800,867	$—	$11,800,867

As of March 31, 2021 and December 31, 2020, $5,228,058 and $8,931,971 of distributions declared were payable, which included $1,037,032 and $1,821,581, or 68,091 shares and 119,605 shares of common stock, attributable to the DRP, respectively.
As reflected in the table above, for the three months ended March 31, 2021 and 2020, the Company paid total distributions of $22,613,125 and $11,800,867, respectively.
9.         Noncontrolling Interest
Noncontrolling interests represent operating partnership interests in the Current Operating Partnership of which the Company is the general partner.
Class A-2 Operating Partnership Units
Class A-2 OP Units were issued as part of the consideration to purchase VV&M Apartments. STAR III OP, the Company’s then-indirect subsidiary, agreed to acquire the 310-unit multifamily property located in Dallas, Texas known as VV&M Apartments for an aggregate purchase price of $59,250,000, pursuant to the terms of a Contribution Agreement, dated as of March 20, 2020 (the “Contribution Agreement”), by and among STAR III OP, as Purchaser, and VV&M. On April 21, 2020 (the “VV&M Closing Date”), VV&M contributed the VV&M Apartments to STAR III OP, and STAR III OP issued 948,785 Class A-2 OP Units at an estimated value per unit of $15.23, the fair value determined at the date of transaction, or $14,450,000 in the aggregate, to VV&M, all in accordance with the Contribution Agreement.
On the VV&M Closing Date, STAR III OP and VV&M entered into the Second A&R Partnership Agreement. The Second A&R Partnership Agreement allows for VV&M to request STAR III OP to: (1) repurchase the outstanding Class A-2 OP Units after five years from the VV&M Closing Date (the “Put”), or (2) convert the Class A-2 OP Units into shares of common stock of the Company. STAR III OP has the right to repurchase the Class A-2 OP Units after five years from the VV&M Closing Date and can exercise its option to settle the Put in shares of common stock of the Company. The Class A-2 OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the income or loss on a pro rata basis of the then-three operating partnerships combined. The Company has evaluated the terms of the Second A&R Partnership Agreement and in accordance with ASC 480, determined that the Class A-2 OP Units are properly recognized as permanent equity on the consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
On August 28, 2020, STAR III OP merged with and into the Current Operating Partnership and VV&M owns the Class A-2 operating partnership units in the Current Operating Partnership pursuant to the Operating Partnership Agreement on substantially the same terms described above.
Class B Operating Partnership Units
Class B OP Units were issued as consideration in the Internalization Transaction as discussed in Note 1 (Organization and Business). The Class B OP Units were valued at $15.23 per unit at the time of the transaction. On August 31, 2020, the date of the Internalization Closing, the Company, VV&M, STAR OP and SRI entered into the Operating Partnership Agreement. The Operating Partnership Agreement includes a provision that allows SRI to request the repurchase of all outstanding Class B OP Units, one year from the date of the Internalization Closing; however, under the terms of the Contribution & Purchase Agreement, SRI is precluded from redeeming or transferring the Class B OP Units for two years from the date of the Internalization Closing. The Operating Partnership Agreement also includes a provision for the Company to settle the repurchase request in shares of the Company’s common stock rather than in cash, in its sole discretion as the general partner of the Current Operating Partnership. The Class B OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Current Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis. The Company has evaluated the terms of the Operating Partnership Agreement and in accordance with ASC 480, determined that the Class B OP Units are properly recognized as permanent equity on the consolidated balance sheets.
As of March 31, 2021, noncontrolling interests were approximately 6.06% of total shares and 6.06% of weighted average shares outstanding (both measures assuming Class A-2 OP Units and Class B OP Units were converted to common stock). The changes in the carrying amount of noncontrolling interests consisted of the following for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Beginning balance Class A-2 OP Units	$13,219,354
Beginning balance Class B OP Units	91,103,305
Loss allocated to Class A-2 OP Units	(103,911)
Loss allocated to Class B OP Units	(674,364)
Distributions to Class A-2 OP Units	(153,048)
Distributions to Class B OP Units	(992,957)
Noncontrolling interests ending balance	$102,398,379

There were no noncontrolling interests as of March 31, 2020.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
10.          Related Party Arrangements
Prior to the Internalization Closing, on August 31, 2020, the Former Advisor was the Company’s advisor and, as such, supervised and managed the Company’s day-to-day operations and selected the Company’s real property investments and real estate-related assets, subject to oversight by the Company’s board of directors. The Former Advisor also provided marketing, sales and client services on the Company’s behalf. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns a 48.6% interest in Steadfast Holdings, the largest owner of SRI. Ms. del Rio, the Company’s former Secretary and an affiliated director, owns a 6.3% interest in Steadfast Holdings. From 2014 to 2020, Ms. Neyland, the Company’s President, Chief Financial Officer and Treasurer, earned an annual 5% profit interest from Steadfast Holdings. Ms. Neyland’s profits interest was bought out in November 2020.
During the eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Internalization Closing, the Company and the STAR Operating Partnership operated pursuant to the Advisory Agreement with the Former Advisor. Pursuant to the Advisory Agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company was also obligated to reimburse the Former Advisor and its affiliates for organization and offering costs incurred by the Former Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Summarized below are the related party transactions incurred by the Company for the three months ended March 31, 2021 and 2020, respectively, and any related amounts payable and (receivable) as of March 31, 2021 and December 31, 2020:

	Incurred (Received) for the		Payable (Receivable) as of
	Three Months Ended March 31,
	2021	2020	Mar 31, 2021	Dec 31, 2020
Consolidated Statements of Operations:
Expensed
Investment management fees (1)	$—	$5,354,437	$—	$—
Due diligence costs (2)	33,000	1,111	—	102,301
Loan coordination fees (1)	—	488,952	—	—
Disposition fees (3)	—	338,750	—	—
Disposition transaction costs (3)	—	5,144	—	—
Property management:
Fees (1)	4,287	1,496,370	1,771	5,585
Reimbursement of onsite personnel (4)	—	4,695,047	—	—
Reimbursement of other (1)	—	1,087,537	—	—
Reimbursement of property operations (4)	72	79,011	—	—
Reimbursement of property G&A (2)	—	32,405	—	—
Other operating expenses (2)	445,313	710,172	60,233	158,723
Reimbursement of personnel benefits (5)	32,092	—	14,940	20,457
Property insurance (2)	—	924,936	—	—
Earned
Rental revenue (6)	—	(17,747)	—	—
Transition services agreement income (7)	(8,178)	—	(22,202)	(103,552)
SRI property management agreement income (7)	(238,209)	—	(85,975)	(77,760)
Other reimbursement income under the SRI property management agreements (7)	(90,553)	—	—	(21,980)
Reimbursement of onsite personnel income under the SRI property management agreements (7)	(1,075,609)	—	(112,851)	(173,927)
SRI construction management fee income (7)	(45,372)	—	(45,372)	—
Consolidated Balance Sheets:
Sublease security deposit (8)	—	—	(85,000)	(85,000)
Capitalized to Real Estate
Capitalized development service fee (9)	—	151,071	—	50,357
Capitalized investment management fees (9)	—	81,214	—	—
Capitalized development costs (9)	1,600	595	400	—
Acquisition expenses (10)	—	256,224	—	—
Acquisition fees (10)	—	17,376,268	—	—
Loan coordination fees (10)	—	8,588,071	—	—
Construction management:
Fees (11)	—	122,763	—	—
Reimbursement of labor costs (11)	—	70,547	—	—
Additional paid-in capital
Distributions to Class B OP Unit holders (12)	992,958	—	274,474	469,236
	$51,401	$41,842,878	$418	$344,440

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
_____________________
1)Included in fees to affiliates in the accompanying consolidated statements of operations. Property management fees of $4,287 relate to compliance fees incurred under a compliance agreement with the Former Property Manager, as defined below, to follow certain tax compliance procedures with respect to the leasing of apartment homes to qualified residents.
2)Included in general and administrative expenses in the accompanying consolidated statements of operations. Due diligence costs of $33,000 represent acquisition expenses related to the Company’s real estate projects that did not come to fruition and which were incurred by an affiliate of SIP on behalf of the Company. Other operating expenses of $445,313 relate to sublease rental expenses of $270,676 and $174,637 of expenses related to information systems costs incurred by SIP on behalf of the Company.
3)Included in gain on sale of real estate, net in the accompanying consolidated statements of operations.
4)Included in operating, maintenance and management in the accompanying consolidated statements of operations.
5)Represents reimbursements of miscellaneous employee related costs to SIP for the period when benefits were administered by SIP. The employer benefit cost portion is included in general and administrative expenses in the accompanying consolidated statements of operations.
6)Included in rental income in the accompanying consolidated statements of operations.
7)Included in other income in the accompanying consolidated statements of operations.
8)Included in other assets in the accompanying consolidated balance sheets
9)Included in real estate held for development in the accompanying consolidated balance sheets.
10)Included in total real estate, net in the accompanying consolidated balance sheets.
11)Included in building and improvements in the accompanying consolidated balance sheets.
12)Included in cumulative distributions and net losses in the accompanying consolidated balance sheets.
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers and until the Internalization Closing, the Company paid the Former Advisor a monthly investment management fee, which was calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees incurred in shares, included in fees to affiliates in the accompanying consolidated statements of operations were $0 and $1,187,351 for the three months ended March 31, 2021 and 2020, respectively.
Following the Internalization Closing, investment management fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Acquisition Fees and Expenses
Prior to the completion of the Mergers, the Company paid the Former Advisor an acquisition fee equal to 1.0% of the cost of investment, which includes the amount actually paid or budgeted to fund the acquisition, origination, development, construction or improvement (i.e. value-enhancement) of any real property or real estate-related asset acquired. In addition to

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
acquisition fees, the Company reimbursed the Former Advisor for amounts directly incurred by the Former Advisor and amounts the Former Advisor paid to third parties in connection with the selection, evaluation, acquisition and development of a property or acquisition of real estate-related assets, whether or not the Company ultimately acquired the property or the real estate-related assets. Following the completion of the Mergers and until the Internalization Closing, the Company paid the Former Advisor an acquisition fee of 0.5%, which was calculated on the same basis as above. In connection with the Mergers, the Company paid the Former Advisor an acquisition fee of $16,281,487, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
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
Following the Internalization Closing, acquisition fees and expenses paid by the Company are intercompany transactions and are eliminated in consolidation.
Loan Coordination Fee
Prior to the completion of the Mergers, the Company paid the Former Advisor or its affiliate a loan coordination fee equal to 1.0% of the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of a property or a real estate-related asset. In addition, in connection with any debt financing or refinancing (in each case, other than identified at the time of the acquisition of a property or a real estate-related asset), the Company paid the Former Advisor or its affiliate a loan coordination fee equal to 0.75% of the amount of debt financed or refinanced. In some instances, the Company and the Former Advisor agreed to a loan coordination fee of $100,000 per loan refinanced.
Following the completion of the Mergers and until the Internalization Closing, the Company paid the Former Advisor or one of its affiliates, in cash, the loan coordination fee equal to 0.5% of (1) the initial amount of new debt financed or outstanding debt assumed in connection with the acquisition, development, construction, improvement or origination of any type of real estate asset or real estate-related asset acquired directly or (2) the Company’s allocable portion of the purchase price and therefore the related debt in connection with the acquisition or origination of any type of real estate asset or real estate-related asset acquired through a joint venture. In connection with the Mergers, the Company paid the Former Advisor a loan coordination fee of $7,910,205, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also paid the Former Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. No loan coordination fee was paid in shares to the Company’s Former Advisor during the three months ended March 31, 2021 and 2020.
Following the Internalization Closing, loan coordination fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Property Management Fees and Expenses
Prior to the Internalization Closing, the Company was party to property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of SRI (the “Former Property Manager”), in connection with the management of each of the Company’s properties. Pursuant to each Property Management Agreement, the Company paid the Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective Property Management Agreements) for each month, as determined by the Former Advisor and approved by a majority of the Company’s board of directors, including a

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
majority of the independent directors. Each Property Management Agreement had an initial one-year term and continued thereafter on a month-to-month basis unless either party gave 60-days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company could terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Former Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Former Property Manager.
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
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager. Following the Internalization Closing, property management fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Construction Management Fees and Expenses
Prior to the Internalization Closing, the Company was party to construction management agreements (each, a “Construction Management Agreement”) with Pacific Coast Land & Construction, Inc., an affiliate of SRI (the “Former Construction Manager”), in connection with capital improvements and renovation or value-enhancement projects for certain properties the Company acquired. The construction management fee payable with respect to each property under the Construction Management Agreements ranged from 6.0% to 12.0% of the costs of the improvements for which the Construction Manager had planning and oversight authority. Generally, each Construction Management Agreement could have been terminated by either party with 30 days’ prior written notice to the other party. Construction management fees were capitalized to the respective real estate properties in the period in which they were incurred as such costs relate to capital improvements and renovations for apartment homes taken out of service while they undergo the planned renovation.
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
Property Insurance
Prior to the Internalization Closing, the Company deposited amounts with an affiliate of SRI, the Company’s former sponsor, to fund a prepaid insurance deductible account to cover the cost of required insurance deductibles across all properties of the Company and other affiliated entities of the Company’s former sponsor. Upon filing a major claim, proceeds from the insurance deductible account could be used by the Company or another affiliate of SRI. In addition, the Company deposited amounts with an affiliate of the Company’s former sponsor to cover the cost of property and property related insurance across certain properties of the Company. As a result of the Internalization Transaction, the Company is no longer party to the insurance deductible arrangement with any affiliates of the Former Sponsor.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
As of March 31, 2021, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
Disposition Fee
Prior to the completion of the Mergers, if the Former Advisor or its affiliates provided a substantial amount of services in connection with the sale of a property or real estate-related asset as determined by a majority of the Company’s independent directors, the Company paid the Former Advisor or its affiliates a fee equivalent to one-half of the brokerage commissions paid, but in no event to exceed 1.0% of the sales price of each property or real estate-related asset sold. Following the completion of the Mergers and until the Internalization Closing, the disposition fee payable to the Former Advisor was one-half of the brokerage commissions paid, but in no event to exceed 0.5% of the sales price of each property or real estate-related asset sold.
To the extent the disposition fee was paid upon the sale of any assets other than real property, it was included as an operating expense for purposes of the 2%/25% Limitation.
Following the Internalization Closing, disposition fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Class A Convertible Stock
In connection with the Mergers, the Company and the Former Advisor exchanged the then-outstanding Convertible Stock for the new Class A Convertible Stock. The Class A Convertible Stock would convert into shares of the Company’s common stock if (1) the Company had made total Class A Distributions equal to the original issue price of the Common Equity, plus an aggregate 6.0% cumulative, non-compounded, annual return on the original issue price of those shares, (2) the Company listed its common stock for trading on a national securities exchange or entered into a merger whereby holders of the Company’s

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
common stock received listed securities of another issuer or (3) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement). Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the Class A Enterprise Value plus the aggregate value of the Class A Distributions paid to date on the Common Equity exceeds (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event. In connection with the Internalization Transaction, the Company repurchased the Class A Convertible Stock for $1,000. See Note 8 (Stockholders’ Equity) for details.
Ancillary Internalization Transaction Agreements
Transition Services Agreement
As a condition to the Internalization Closing, on August 31, 2020, the Company and SIP entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, commencing on August 31, 2020 until March 31, 2021, which was extended through September 30, 2021, unless earlier terminated pursuant to the Transition Services Agreement or extended by mutual consent, SIP will continue to provide certain operational and administrative support at cost plus 15% to the Company, which may include support relating to, without limitation, shared legal and tax support as set forth in the Transition Services Agreement. Similarly, the Company agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.
SRI Property Management Agreements
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager, an affiliate of SRI. On August 31, 2020, SRS, entered into the SRI Property Management Agreements with an affiliate of SRI to provide property management services in connection with certain properties owned by SIP or its affiliates (each a “Property Owner” and collectively, the “Property Owners”). Pursuant to each SRI Property Management Agreement, SRS receives a monthly management fee equal to 2.0% of each property’s gross collections for such month (“Gross Collections”). Each SRI Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the Property Owner terminates the SRI Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the SRI Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach. As of March 31, 2021, the Company recognized the SRI Property Management Agreements asset, net of $339,580 within other assets on the accompanying consolidate balance sheets.
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
SRI Construction Management Agreements
On September 1, 2020, SRS, entered into the SRI construction management agreements with an affiliate of SRI (the “SRI Construction Management Agreements) to provide construction management services in connection with certain properties owned by SIP or its affiliates. Pursuant to each SRI Construction Management Agreement, SRS will receive a construction management fee equal to 7.5% of the total project costs. In addition, SRS will be reimbursed for all agreed upon costs associated with staffing. Each SRI Construction Management Agreement may be terminated by either party with the delivery of a 30-day written notice to the other party.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Registration Rights Agreement
As a condition to the Internalization Closing, on August 31, 2020, the Company, the Current Operating Partnership and SRI entered into a registration rights agreement (the “Registration Rights Agreement”). Upon the terms and conditions in the Operating Partnership Agreement, the Class B OP Units are redeemable for shares of the Company’s common stock. Pursuant to the Contribution & Purchase Agreement, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022 (the “Lock-Up Expiration”). Beginning on the fifth anniversary of the Internalization Closing, SRI (or any successor holder) may request the Company to register for resale under the Securities Act of 1933, as amended, shares of the Company’s common stock issued or issuable to such holder. The Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. The Company will cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants SRI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.
Non-Competition Agreement
As a condition to the Internalization Closing, on August 31, 2020, the Company entered into a Non-Competition Agreement (the “Non-Competition Agreement”) with Rodney F. Emery, the largest indirect owner of SRI and the Company’s Chairman of the board of directors and Chief Executive Officer, providing that from the date of the Internalization Closing until the date that is 30 months from August 31, 2020 (the “Restricted Period”), in general, Mr. Emery shall not, directly or indirectly, (i) solicit certain employees or service providers of the Company, subject to certain exceptions, or (ii) solicit certain customers, vendors, suppliers, agents, partners or other similar parties with the purpose of causing such parties or their affiliates to cease doing business with the Company or otherwise interfere with the Company’s business relationships with third parties.
During the Restricted Period, Mr. Emery, subject to limited exceptions provided in the Non-Competition Agreement, in general (i) shall not, and shall cause his respective affiliates not to, engage in the business of managing, operating, directing and supervising the operations and administration of multifamily assets of the class and type owned by the Company as of August 31, 2020 (the “Assets”) (such business activities described in this subsection (i) being the “Restricted Business”), (ii) shall, consistent with past practice, present each opportunity and investment fully and accurately to the Company’s board of directors prior to his or his affiliates acquisition of any Assets and only make such investment on behalf of himself or his affiliates if the Company’s board of directors declines the opportunity; and (iii) shall not engage with or otherwise acquire an interest in, directly or indirectly, any business or enterprise that primarily engage in the Restricted Business in an area within a two-mile radius of each Asset owned or managed by the Company as of the Internalization Closing.
Further, each of SRS, the Company and the Current Operating Partnership agreed that, in general, during the Restricted Period, each will not solicit any employee of SRI or its affiliates or attempt to assist any such employee to enter into any other consulting or business relationship with SRS, the Company and the Current Operating Partnership, subject to certain limitations.
Sub-Lease
In connection with the Internalization Transaction, SRS, an indirect subsidiary of the Company, entered into a sub-lease agreement (the “Sub-Lease”) with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain furniture and fixtures, that will become the property of SRS at the end of the lease term. As of March 31, 2021, the Sub-Lease has a remaining lease term of 14 months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the Sub-Lease. As of March 31, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the office space, the Company recorded an operating lease ROU asset, net of $1,107,099 and $1,339,591 and an operating lease liability, net of $1,119,776 and $1,346,835, respectively. As of March 31, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, the Company recognized a finance lease ROU asset, net of $13,785 and $16,845 and a finance lease liability, net of $14,067 and $17,020, respectively. For the three months ended March 31, 2021, the Sub-Lease expense related to the office space and the furniture and fixtures were $241,549 and $107, respectively. See Note 15 (Leases) for further details about the Company’s leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
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
On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or re-election to the Company’s board of directors. On December 3, 2020, the Company granted 4,924 shares of restricted common stock to each of its five independent directors pursuant to the Incentive Award Plan at a fair value of $15.23 per share in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. These shares generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The Company recorded stock-based compensation expense of $63,168 and $42,455 for the three months ended March 31, 2021 and 2020, respectively, related to the independent directors’ restricted common stock.
In addition to the stock awards, prior to September 15, 2020, the Company paid each of its independent directors an annual retainer of $55,000, prorated for any partial term (the audit committee chairperson received an additional $10,000 annual retainer, prorated for any partial term). The independent directors were also paid for attending meetings as follows: (i) $2,500 for each board meeting attended in person, (ii) $1,500 for each committee meeting attended in person in such director’s capacity as a committee member, (iii) $1,000 for each board meeting attended via teleconference (not to exceed $4,000 for any one set of meetings attended on any given day). In connection with meetings of the Special Committee, the independent directors

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
received $1,000 for each teleconference meeting and $1,500 for each in-person meeting. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors.
Beginning September 15, 2020, the effective date of the amendment to the independent directors’ compensation plan, the Company pays each of its independent directors an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock, prorated for any partial term (the audit committee chairperson receives an additional $15,000 annual retainer, the compensation committee chairperson receives an additional $10,000 annual retainer, the investment committee chairperson receives an additional $10,000 annual retainer, the nominating and corporate governance committee chairperson receives an additional $10,000 annual retainer, and the lead independent director receives an additional $25,000 annual retainer, prorated for any partial term). The independent directors are also paid $2,000 for each in-person or telephonic board or committee meeting attended (not to exceed $4,000 for any one set of meetings attended on any given day). Further, directors may elect to receive any cash fees in fully-vested shares of common stock of the Company.
Director compensation is an operating expense of the Company that, prior to the Internalization Closing, was subject to the operating expense reimbursement obligation of the Former Advisor discussed in Note 10 (Related Party Arrangements). For the three months ended March 31, 2021 and 2020, the Company recorded an operating expense of $269,250 and $68,750, respectively, related to the independent directors’ annual cash retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Upon signing the Merger Agreements, merger related acquisition expenses, including $0 and $3,000 for the three months ended March 31, 2021 and 2020, respectively, related to attending committee meetings, met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets. As of March 31, 2021 and December 31, 2020, $269,250 and $209,250, respectively, related to the independent directors’ annual retainer paid in cash and board and committee meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
12.          Commitments and Contingencies
Economic Dependency
Prior to the Internalization Closing, the Company was dependent on the Former Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Current Operating Partnership. The Company’s own employees now provide the services that the Former Advisor provided, as described above.
As of March 31, 2021, the Company is developing a multifamily property consisting of nine residential buildings with 176 apartment homes known as Garrison Station that is currently in various stages of development with remaining commitments to fund of $6,146,023 (inclusive of applicable construction loan obligations) and estimated completion dates ranging through August 2021. As of March 31, 2021, 24 of the 176 units were placed in service.
Concentration of Credit Risk
The geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Atlanta, Georgia and Dallas / Fort Worth, Texas apartment markets. Any adverse economic or real estate developments in these markets, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
13.          Earnings Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders	$(14,031,288)	$(9,681,128)
Less:
Distributions related to unvested restricted stockholders(1)	(50,982)	(3,095)
Numerator for loss per common share — basic	$(14,082,270)	$(9,684,223)
Weighted average common shares outstanding — basic and diluted(2)	109,886,636	68,180,512
Loss per common share — basic and diluted	$(0.13)	$(0.14)
_____________________
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
14.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at March 31, 2021 and December 31, 2020:

March 31, 2021
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	6/1/2021 - 7/1/2023	One-Month LIBOR	7	$352,300,350	0.11%	3.56%	$30,872

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

December 31, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2021 - 7/1/2023	One-Month LIBOR	9	$407,935,350	0.14%	3.41%	$7,852
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three months ended March 31, 2021 and 2020, resulted in an unrealized (gain) loss of $(10,820) and $2,251, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2021 and 2020, the Company acquired an interest rate cap agreement of $12,200 and $0, and assumed, through the Mergers, interest rate cap agreements of $0 and $6,110, respectively. The fair value of the interest rate cap agreements of $30,872 and $7,852 as of March 31, 2021 and December 31, 2020, respectively, is included in other assets on the accompanying consolidated balance sheets.
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
The components of lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2021	2020
Operating Lease cost(1)	Operating, maintenance and management	$10,044	$7,505
Operating Lease cost(1)	General and administrative	241,549	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3,060	—
Accretion of lease liabilities	Interest expense	107	—
Total lease cost		$254,760	$7,505
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Other information related to leases was as follows:

Lease Term and Discount Rate	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	3.4	3.4
Finance leases	1.2	1.4
Weighted average discount rate
Operating Leases	3.3%	3.2%
Finance Leases	2.9%	2.9%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$282,500	$31,185
Operating cash outflows related to finance leases	$3,060	$—
Financing cash outflows related to finance leases	$—	$—

Operating Leases
The following table sets forth as of March 31, 2021, the undiscounted cash flows of the Company’s scheduled lease obligations for future minimum payments for the nine months ending December 31, 2021, and for each of the next four years ending December 31, and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the Company’s accompanying consolidated balance sheets:

Year	Amount
Remainder of 2021	$886,020
2022	611,239
2023	190,315
2024	120,701
2025	94,506
Thereafter	266,910
Total undiscounted operating lease payments	$2,169,691
Less: interest	(324,390)
Present value of operating lease liabilities	$1,845,301

Finance Leases
The following table sets forth as of March 31, 2021, the undiscounted cash flows of the Company’s scheduled obligations for future minimum payments for the nine months ending December 31, 2021, and for each of the next four years ending December 31, and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)

Year	Amount
Remainder of 2021	$9,180
2022	5,100
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted finance lease payments	$14,280
Less: interest	(213)
Present value of finance lease liabilities	$14,067
16.          Subsequent Events
Distributions Paid
On April 1, 2021, the Company paid distributions of $5,228,058, which related to distributions declared for each day in the period from March 1, 2021, through March 31, 2021, and consisted of cash distributions paid in the amount of $4,191,026 and $1,037,032 in shares issued pursuant to the DRP.
On May 3, 2021, the Company paid distributions of $5,063,937, which related to distributions declared for each day in the period from April 1, 2021 through April 30, 2021 and consisted of cash distributions paid in the amount of $4,043,827 and $1,020,110 in shares issued pursuant to the DRP.
Shares Repurchased
On April 30, 2021, the Company repurchased 158,225 shares of its common stock for a total repurchase value of $2,287,931, or $14.46 per share, pursuant to the Company’s share repurchase plan.
Distributions Declared
On April 22, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on May 1, 2021 and ending on May 31, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in May 2021 will be paid in June 2021. The distributions will be payable to stockholders from legally available funds therefor.
On May 11, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on June 1, 2021 and ending on June 30, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in June 2021 will be paid in July 2021. The distributions will be payable to stockholders from legally available funds therefor.
Amendment to the SRI Property Management Agreements
On April 23, 2021, SRS entered into amendments to the SRI Property Management Agreements with affiliates of SRI to, among other things, (1) provide that SRS is responsible for providing accounting services for the properties owned by the Property Owners and (2) increase the property management fee from 2.0% of Gross Collections to 3.0% of Gross Collections.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited)
Garrison Station Real Estate Placed in Service
Subsequent to March 31, 2021, two additional buildings comprised of 41 apartment homes were placed in service at the Garrison Station development project.

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
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One factor that could have a material adverse effect on our operations and future prospects is the adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of us and our tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the outbreak of new strains of the virus and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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
All forward looking statements included herein should be read in connection with the risks identified in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 12, 2021.
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of March 31, 2021, we owned and managed a diverse portfolio of 69 multifamily properties comprised of 21,591 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the quarter ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we provided certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. Due to reduced demand, we did not offer residents any other payment plans during the remaining months of 2020. In the aggregate, approximately $2,025,092 in rent billed was subject to the COVID-19 Payment Plan, with $53,500 still due as of March 31, 2021.
In January 2021, we began offering an extension to the COVID-19 Payment Plan, or the Extension Plan, that allows eligible residents to defer their rent, which is collected by us in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan. As of May 1, 2021, the number of qualifying residents who opted for the Extension Plan were 41 and approximately $43,277 in rent was subject to the Extension Plan.
During the quarter ended September 30, 2020, we initiated a debt forgiveness program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default on their lease payments, which we refer to as the “Debt Forgiveness Program.” Pursuant to the Debt Forgiveness Program, we offered qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. We determined that accounts receivable related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in our reserve. In the aggregate, $298,576 of rent was written off as of March 31, 2021. As of March 31, 2021, approximately 55 of 304 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During the three months ended March 31, 2021, we collected 96% in rent due pursuant to our leases. We collected 97% in rent due pursuant to our leases during April 2021. We have reserved approximately $2,728,971 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown. We are currently working with residents at our communities to obtain rental relief assistance pursuant to the Emergency Rental Assistance Program adopted by the U.S. Department of Treasury.
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

PART I — FINANCIAL INFORMATION (continued)

Winter Storm
In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where we own and operate multifamily properties. The impact of the storms and the extreme cold temperatures resulting in power outages and freezing water pipes negatively impacted some of our properties. Our properties are fully insured, and we expect the costs to be fully recoverable by insurance proceeds, less the plan’s deductible. During the three months ended March 31, 2021, we wrote off $15,459,862 of the carrying value of our fixed assets and recorded $11,948,789 of estimated repair expenses, with a corresponding increase in general and administrative expenses and an increase in our accounts payable and accrued liabilities. We also recorded insurance recoveries of $27,407,651 for the estimated insurance claims proceeds in the amount of total losses incurred (as described above) as an increase in rents and other receivables with a corresponding decrease to general and administrative expenses. As a result, while our net loss for the three months ended March 31, 2021, was not impacted, we experienced a decrease in the carrying value of our real estate held for investment, net and increases to rents and other receivables and accounts payable and accrued liabilities in the consolidated balance sheets for three months ended March 31, 2021.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution reinvestment plan. As of March 31, 2021, we had sold 111,967,192 shares of common stock for gross offering proceeds of $1,722,630,330, including 8,337,112 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $124,901,172 and 56,016,053 shares of common stock issued in connection with the Mergers (as defined below).
On March 9, 2021, our board of directors determined an estimated value per share of our common stock of $15.55 as of December 31, 2020. In connection with the determination of an estimated value per share, our board of directors determined a purchase price per share for the distribution reinvestment plan of $15.55, effective April 1, 2021. In the future, our board of directors may, in its sole discretion and from time to time, change the price at which we offer shares pursuant to our distribution reinvestment plan to reflect changes in our estimated value per share and other factors that our board of directors deems relevant.
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

PART I — FINANCIAL INFORMATION (continued)

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
Internalization Transaction
On August 31, 2020, we and the Current Operating Partnership entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with Steadfast REIT Investments, LLC, our former sponsor, or SRI, which resulted in the internalization of our external management functions provided by Steadfast Apartment Advisor, LLC, our former external advisor, which we refer to as our “Former Advisor,” and its affiliates. Prior to the closing of the Internalization Transaction, which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined below) on August 31, 2020, or the Internalization Closing, Steadfast Investment Properties, Inc., a California corporation, or SIP, Steadfast REIT Services, Inc., a California corporation, or Steadfast REIT Services, and their respective affiliates owned and operated all of the assets necessary to operate as a self-managed company, and employed all the employees necessary to operate as a self-managed company.
Pursuant to a Contribution and Purchase Agreement, between us, the Current Operating Partnership and SRI, SRI contributed to the Current Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company, or SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights, or the Contribution, in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash, or the Cash Consideration, and (2) 6,155,613.92 Class B units of limited partnership interests in the Current Operating Partnership, or the Class B OP Units, having the agreed value set forth in the Contribution and Purchase Agreement, or the OP Unit Consideration. In addition, we purchased all of our Class A Convertible Stock held by the Former Advisor for $1,000. As a result of the Internalization Transaction, we became self-managed and acquired components of the advisory, asset management and property management business of the Former Advisor and its affiliates by hiring the employees, who comprise the workforce necessary for the management and day-to-day real estate and accounting operations for us and the Current Operating Partnership. Additional information on the Internalization Transaction can be found

PART I — FINANCIAL INFORMATION (continued)

on our Current Report in Form 8-K filed with the SEC on September 3, 2020. See also Note 3 (Internalization Transaction) to our consolidated financial statements in this Quarterly Report.
The Former Advisor
Prior to the Internalization Transaction, our day-to-day operations were externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between us and the Former Advisor, as amended, the “Advisory Agreement”. On August 31, 2020, prior to the Internalization Closing, we, the Former Advisor and the Current Operating Partnership entered into a Joinder Agreement, pursuant to which the Current Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, we and the Former Advisor entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 were paid in cash to the Former Advisor by the Current Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, or SRS, assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Current Operating Partnership
Substantially all of our business is conducted through the Current Operating Partnership. We are the sole general partner of the Current Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, we, as the general partner and parent of the Current Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, which is referred to herein as the “Operating Partnership Agreement,” to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
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
Market Outlook
The global COVID-19 pandemic and resulting shut down of large components of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing and vaccines, the reimposition of “shelter in place” orders, new strains of the virus and the continuation of new COVID-19 cases throughout the world.
While all property classes have been adversely impacted by the recent economic downturn, we believe we are well positioned to navigate this unprecedented period. We believe multifamily properties have been less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should outperform other classes of multifamily properties. We also believe that long-run economic and demographic trends should benefit our existing portfolio. Home ownership rates should remain at near all-time lows given the current economic situation. Additionally, Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are expected to continue to increasingly choose rental housing over home ownership. Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments while Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. These factors should lead to mitigating the effects of the current economic downturn and continued growth as the economy recovers.

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of March 31, 2021, we owned the 69 multifamily apartment communities and three parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	96.6%	95.5%	$1,093	$1,093
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	96.7%	96.1%	988	967
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	95.5%	95.1%	1,337	1,331
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,664,224	95.6%	95.4%	1,113	1,089
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,535,415	95.2%	94.4%	1,426	1,411
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	94.8%	95.3%	1,198	1,134
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	96.8%	96.6%	1,196	1,193
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	96.0%	91.3%	873	826
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,871,059	97.7%	96.8%	1,134	1,125
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,601,462	100.0%	96.2%	1,129	1,132
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,272,161	96.7%	95.6%	1,080	1,071
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,729,139	93.1%	95.1%	1,029	1,008
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	94.4%	95.1%	1,172	1,153
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	93.3%	93.3%	1,237	1,149
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	93.3%	94.7%	914	901
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	95.3%	95.0%	1,068	1,063
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,866,344	97.7%	97.0%	1,450	1,492
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,626,703	95.2%	97.2%	1,443	1,417
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,538,682	95.4%	96.5%	1,469	1,470
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	41,135,827	94.9%	95.2%	1,345	1,315

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
21	The Shores	Oklahoma City, OK	9/29/2015	300	$36,250,000	$23,270,706	95.3%	96.3%	$1,029	$1,031
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,938,751	95.2%	94.9%	1,624	1,708
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	41,598,867	93.0%	95.2%	1,421	1,421
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	95.1%	94.2%	1,340	1,340
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,655,260	95.0%	96.4%	1,045	1,051
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,066,676	95.0%	95.5%	1,418	1,396
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	47,750,000	45,389,412	94.9%	94.6%	1,257	1,239
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	96.8%	94.9%	1,214	1,180
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.0%	95.4%	1,252	1,252
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	94.2%	96.4%	1,107	1,051
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	95.2%	96.4%	1,480	1,485
32	Garrison Station(5)	Murfreesboro, TN	5/30/2019	24	26,370,157	10,849,189	8.3%	—%	—	—
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	62,063,929	35,355,991	93.6%	94.2%	1,348	1,379
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	94.8%	93.5%	1,286	1,275
35	Clarion Park Apartments(6)	Olathe, KS	3/6/2020	220	21,121,795	12,659,963	95.0%	93.6%	820	843
36	Spring Creek Apartments(6)	Edmond, OK	3/6/2020	252	28,186,894	17,056,696	94.8%	96.0%	899	895
37	Montclair Parc Apartment Homes(6)	Oklahoma City, OK	3/6/2020	360	40,352,125	(7)	94.7%	96.1%	904	905
38	Hilliard Park Apartments(6)	Columbus, OH	3/6/2020	201	28,599,225	11,762,680	98.0%	97.0%	1,170	1,149
39	Sycamore Terrace Apartments(6)	Terre Haute, IN	3/6/2020	250	34,419,259	23,014,253	96.8%	94.8%	1,186	1,155
40	Hilliard Summit Apartments(6)	Columbus, OH	3/6/2020	208	31,087,442	14,223,166	96.2%	95.7%	1,260	1,260
41	Forty 57 Apartments(6)	Lexington, KY	3/6/2020	436	63,030,831	33,715,809	95.0%	95.2%	966	964
42	Riverford Crossing Apartments(6)	Frankfort, KY	3/6/2020	300	38,139,145	19,231,866	96.3%	95.7%	1,031	1,002
43	Hilliard Grand Apartments(6)	Dublin, OH	3/6/2020	314	50,549,232	23,851,716	95.2%	94.3%	1,291	1,280

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
44	Deep Deuce at Bricktown(6)	Oklahoma City, OK	3/6/2020	294	$52,519,973	$33,381,171	95.2%	95.2%	$1,231	$1,242
45	Retreat at Quail North(6)	Oklahoma City, OK	3/6/2020	240	31,945,162	13,515,176	97.1%	97.1%	998	986
46	Tapestry Park Apartments(6)	Birmingham, AL	3/6/2020	354	68,840,769	48,698,085	95.5%	97.2%	1,388	1,380
47	BriceGrove Park Apartments(6)	Canal Winchester, OH	3/6/2020	240	27,854,616	(7)	95.4%	94.6%	956	936
48	Retreat at Hamburg Place(6)	Lexington, KY	3/6/2020	150	21,341,085	(7)	94.7%	97.3%	1,014	1,026
49	Villas at Huffmeister(6)	Houston, TX	3/6/2020	294	41,720,117	27,285,952	96.6%	97.6%	1,177	1,190
50	Villas of Kingwood(6)	Kingwood, TX	3/6/2020	330	54,428,708	34,711,888	94.5%	95.5%	1,195	1,207
51	Waterford Place at Riata Ranch(6)	Cypress, TX	3/6/2020	228	28,278,262	(7)	97.8%	95.2%	1,129	1,122
52	Carrington Place(6)	Houston, TX	3/6/2020	324	42,258,525	(7)	93.5%	95.7%	1,027	1,059
53	Carrington at Champion Forest(6)	Houston, TX	3/6/2020	284	37,280,704	(7)	95.1%	94.7%	1,093	1,103
54	Carrington Park at Huffmeister(6)	Cypress, TX	3/6/2020	232	33,032,451	20,861,057	96.1%	97.0%	1,191	1,179
55	Heritage Grand at Sienna Plantation(6)	Missouri City, TX	3/6/2020	240	32,796,345	14,133,098	95.0%	95.4%	1,073	1,104
56	Mallard Crossing Apartments(6)	Loveland, OH	3/6/2020	350	52,002,345	(7)	94.9%	94.9%	1,152	1,150
57	Reserve at Creekside(6)	Chattanooga, TN	3/6/2020	192	24,522,910	15,043,836	97.4%	95.8%	1,134	1,096
58	Oak Crossing Apartments(6)	Fort Wayne, IN	3/6/2020	222	32,391,032	21,607,510	97.3%	94.6%	1,061	1,026
59	Double Creek Flats(6)	Plainfield, IN	3/6/2020	240	35,490,439	23,620,915	95.8%	95.8%	1,078	1,075
60	Jefferson at Perimeter Apartments(6)	Dunwoody, GA	3/6/2020	504	113,483,898	72,995,856	95.6%	96.2%	1,344	1,334
61	Bristol Village Apartments(6)	Aurora, CO	3/6/2020	240	62,019,009	35,002,200	97.5%	96.7%	1,404	1,400
62	Canyon Resort at Great Hills Apartments(6)	Austin, TX	3/6/2020	256	48,319,858	31,641,477	93.8%	95.3%	1,371	1,371
63	Reflections on Sweetwater Apartments(6)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,855,744	97.1%	97.5%	1,152	1,148
64	The Pointe at Vista Ridge(6)	Lewisville, TX	3/6/2020	300	51,625,394	31,047,597	96.0%	96.0%	1,286	1,282
65	Belmar Villas(6)	Lakewood, CO	3/6/2020	318	79,351,923	47,054,300	95.0%	94.7%	1,356	1,355
66	Sugar Mill Apartments(6)	Lawrenceville, GA	3/6/2020	244	42,784,645	24,952,002	97.5%	96.7%	1,174	1,154

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
67	Avery Point Apartments(6)	Indianapolis, IN	3/6/2020	512	$55,706,852	$31,423,110	95.9%	95.3%	$853	$841
68	Cottage Trails at Culpepper Landing(6)	Chesapeake, VA	3/6/2020	183	34,657,950	23,186,180	96.7%	97.8%	1,432	1,410
69	Arista at Broomfield(8)	Broomfield, CO	3/13/2020	—	8,731,725	—	—%	—%	—	—
70	VV&M Apartments	Dallas, TX	4/21/2020	310	59,969,074	45,354,179	94.5%	92.6%	1,345	1,363
71	Flatirons Apartments(9)	Broomfield, CO	6/19/2020	—	8,903,070	—	—%	—%	—	—
72	Los Robles	San Antonio, TX	11/19/2020	306	51,620,836	—	93.8%	90.5%	1,177	1,261
				21,591	$3,172,915,713	$1,386,853,350	95.3%	95.4%	$1,180	$1,173
_____________________
(1)As of March 31, 2021, our portfolio was approximately 96.9% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes. As of March 31, 2021, no single residence accounted for greater than 10% of our 2021 gross annualized revenues.
(2)Average monthly rent is based upon the effective rental income for the month of March 2021 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, net and premiums and discounts, net associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $5,404,112 related to the refinancings pursuant to our credit facilities and revolver, each as described herein.
(4)Properties secured under the terms of the Master Credit Facility Agreement, or MCFA, with Newmark Group Inc., formerly Berkeley Point Capital, LLC, or the Facility Lender.
(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community with 176 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market. On October 16, 2019, we obtained a loan from PNC Bank, National Association, or PNC Bank, in an amount up to a maximum principal balance of $19,800,000 to finance a portion of the development and construction. As of March 31, 2021, one building comprising of 24 apartment homes was placed into service and was 31.8% leased, and is included within total real estate held for investment, net in the accompanying consolidated balance sheets.
(6)We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.
(7)Properties secured under the terms of the Master Credit Facility Agreement with PNC Bank, or the PNC MCFA.
(8)We acquired the Arista at Broomfield property on March 13, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community with 325 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.
(9)We acquired the Flatirons property on June 19, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community with 296 units of studio, 1 and 2-bedrooms with a typical mix for this market.
Critical Accounting Policies
The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial

PART I — FINANCIAL INFORMATION (continued)

statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our critical accounting policies are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 12, 2021. There have been no significant changes in our critical accounting policies from those reported in our Annual Report, or the Annual Report, except for the accounting policy regarding casualty loss, which is described below. With respect to these critical accounting policies, we believe that the application of judgments and assessments is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.
Casualty loss
We carry liability insurance to mitigate our exposure to certain losses, including those relating to property damage and business interruption. We record the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the three months ended March 31, 2021, we incurred property damage and other losses of $27,408,651, which was recorded as general and administrative expenses, with a corresponding insurance recoveries income up to the amount of losses incurred (as described above) within general and administrative expenses in the accompanying consolidated statements of operations.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the month of January 2021, which if paid each day over a 365-day period, is equivalent to $0.90 per share, and were calculated at a rate of $0.001438 per share per day commencing on February 1, 2021 through March 31, 2021, which if paid each day over a 365-day period, is equivalent to $0.525 per share.
The distributions declared and paid during the first fiscal quarter ended March 31, 2021, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
First Quarter 2021	$18,909,212	$0.161	$18,012,522	$4,600,603	$22,613,125	$4,040,865	$18,572,260	$4,040,865
____________________
(1)Distributions during the month ended January 2021 were based on daily record dates and calculated at a rate of $0.002466 per share per day. On January 12, 2021, our board of directors determined to reduce the distribution rate to
$0.001438 per share per day commencing on February 1, 2021 and ending February 28, 2021, which was extended through March 31, 2021, and which if paid each day over a 365-day period is equivalent to $0.525 per share.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three months ended March 31, 2021, we paid aggregate distributions of $22,613,125, which was comprised of $18,012,522 of distributions paid in cash and 302,075 shares of our common stock issued pursuant to our distribution reinvestment plan for $4,600,603. For the three months ended March 31, 2021, our net loss was $14,809,563, we had funds

PART I — FINANCIAL INFORMATION (continued)

from operations, or FFO, of $18,841,765 and net cash provided by operations of $4,040,865. For the three months ended March 31, 2021, we funded $4,040,865, or 18%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $18,572,260, or 82%, from funds equal to our distribution reinvestment plan. Since inception, of the $309,010,185 in total distributions paid through March 31, 2021, including shares issued pursuant to our distribution reinvestment plan, 65% of such amounts were funded from cash flow from operations, 28% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 7% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
We continue to monitor the COVID-19 pandemic and its impact on our liquidity. Our operations could be materially negatively affected if the pandemic is prolonged, which could adversely affect our operating results and therefore our ability to pay our distributions.
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
With respect to other commercial property tenants, we expect in the future to include provisions in our leases designed to protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance.
As of March 31, 2021, we had not entered into any material leases as a lessee, except for a sub-lease entered into in connection with the Internalization Transaction on September 1, 2020. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At March 31, 2021, our debt was approximately 57% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.

PART I — FINANCIAL INFORMATION (continued)

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
•unrestricted cash balance, which was $242,291,317 as of March 31, 2021;
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
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 of our indirect wholly-owned subsidiaries terminated the existing mortgage loans with their lenders for an aggregate principal amount of $479,318,649 and entered into the MCFA with the Facility Lender, for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry (see Note 4 Real Estate to our consolidated financial statements in this Quarterly Report), we and the Facility Lender amended the MCFA to include Patina Flats at the Foundry and an unencumbered multifamily property owned by us as substitute collateral for three multifamily properties disposed of and released from the MCFA. We also increased our outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month London Interbank Offered Rate, or LIBOR, plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless, in each case, the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. We paid $2,072,480 in the aggregate in loan origination fees to the Facility Lender in connection with the refinancings, and paid our Former Advisor a loan coordination fee of $3,061,855.
PNC Master Credit Facility
On June 17, 2020, seven of our indirect wholly-owned subsidiaries, each a “Borrower” and collectively, the “Facility Borrowers”, entered into the PNC MCFA with PNC Bank, for an aggregate principal amount of $158,340,000. The PNC MCFA provides for two tranches: (1) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (2) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Facility Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. We paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.

PART I — FINANCIAL INFORMATION (continued)

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
We have the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver at March 31, 2021.
As of March 31, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advances as of
	March 31, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,320,332)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,644,807)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(438,973)	(487,329)
Credit facilities, net	$745,072,888	$744,862,886
_________________
(1)Accumulated amortization related to deferred financing costs in respect of the MCFA as of March 31, 2021 and December 31, 2020, was $1,414,783 and $1,298,265, respectively.
(2)Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of March 31, 2021 and December 31, 2020, was $144,412 and $99,283, respectively.
(3)As of March 31, 2021 and December 31, 2020, the principal outstanding balance on the Revolver was $0 and $0, respectively. Accumulated amortization related to deferred financing costs in respect of the Revolver as of March 31, 2021 and December 31, 2020, was $149,905 and $101,549, respectively.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank, for a construction loan related to the development of Garrison Station, a development project in Murfreesboro, TN, in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of March 31, 2021 and December 31, 2020, the principal outstanding balance on the construction loan was $10,849,189 and $6,264,549, respectively.
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
Reference Rate Reform
In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We are monitoring the market transition from the LIBOR and other inter bank offered rates to alternative reference rates, such as the secured overnight financing rate, or SOFR, which we refer to as reference rate reform. For more information on reference rate reform, see Note 2 (Summary of Significant Accounting Pronouncements) to our consolidated financial statements in this Quarterly Report for details. We identified the instruments influenced by LIBOR to be our variable rate mortgage notes payable and interest rate cap agreements, a majority of which, are expected to continue to use LIBOR through June 2023 or beyond until lenders and other market participants finalize their transition plans. Once transition plans are finalized, it is expected that SOFR will be used. Given the nature of the expected changes to our interest rate cap agreements (all of which mature by July 1 , 2023 and are not expected to transition to SOFR) and variable rate mortgage notes payable, we expect to meet the conditions of the practical expedients provided by the FASB and elect to not apply the modification accounting requirements to its contracts affected by the reference rate reform within the permitted period of December 31, 2022.
Cash Flows Provided by Operating Activities
During the three months ended March 31, 2021, net cash provided by operating activities was $4,040,865 compared to cash provided by operating activities of $5,191,753 for the three months ended March 31, 2020. The decrease in our net cash provided by operating activities was primarily due to an increase in cash outflows from changes in operating assets and liabilities partially offset by a decrease in net loss adjusted for non-cash items.
Cash Flows (Used in) Provided by Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $10,150,230 compared to net cash provided by investing activities of $51,575,593 during the three months ended March 31, 2020. The decrease in net cash provided by investing activities was primarily due to the decrease in cash and restricted cash acquired in connection with the Mergers, net of transaction costs, an increase in capital projects and a decrease in net proceeds received from the sale of a real estate property partially offset by the decrease in the acquisition of multifamily properties, the decrease in acquisition of land held for the development of apartment homes and the decrease of escrow deposits for pending real estate transactions, during the three months ended March 31, 2021, compared to the same prior year period. Net cash used in investing activities during the three months ended March 31, 2021, consisted of the following:
•$4,818,069 of cash used for improvements to real estate investments;
•$5,732,099 of cash used for additions to real estate held for development;
•$412,138 of cash provided by proceeds from insurance claims; and
•$12,200 of cash used for interest rate cap agreements.
Cash Flows (Used in) Provided by Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities was $19,462,847 compared to net cash provided by financing activities of $28,434,479 during the three months ended March 31, 2020. The decrease in net cash provided by financing activities was primarily due to the decrease in proceeds received from borrowing on our MCFA, an increase in distributions paid to common stockholders due to the Mergers, an increase in principal payments on mortgage notes payable and an increase in repurchases of our common stock during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, partially offset by an increase in proceeds received from issuance of a mortgage note

PART I — FINANCIAL INFORMATION (continued)

payable and a decrease in payment of deferred financing costs during the three months ended March 31, 2021, compared to the same prior year period. Net cash used in financing activities during the three months ended March 31, 2021, consisted of the following:
•$2,549,675 of net cash proceeds from issuance of a mortgage notes payable after a payment of $2,034,966 of principal payments on mortgage notes payable;
•$18,012,522 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $4,600,603; and
•$4,000,000 of cash paid for the repurchase of common stock.
Contractual Commitments and Contingencies
As of March 31, 2021, we had indebtedness totaling $2,131,926,238, comprised of an aggregate principal amount of $2,140,356,568, net deferred financing costs of $11,822,175 and net premiums of $3,391,845. The following is a summary of our contractual obligations as of March 31, 2021:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$597,361,351	$60,561,414	$156,794,326	$145,673,292	$234,332,319
Principal payments on outstanding debt obligations(2)	2,140,356,568	6,620,798	106,361,568	255,783,712	1,771,590,490
Total	$2,737,717,919	$67,182,212	$263,155,894	$401,457,004	$2,005,922,809
________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at March 31, 2021. We incurred interest expense of $19,807,678 during the three months ended March 31, 2021, including amortization of deferred financing costs totaling $548,781, net unrealized gain from the change in fair value of interest rate cap agreements of $10,820, amortization of net loan premiums and discounts of $417,889, credit facility commitment fees of $34,575 and imputed interest on the finance lease portion of the sublease of $107, net of capitalized interest of $315,244. The capitalized interest is included in real estate on the consolidated balance sheets.
(2)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.
Our debt obligations contain customary financial and non-financial debt covenants. As of March 31, 2021 and December 31, 2020, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2021 and 2020. The ability to compare one period to another is primarily affected by the acquisition and disposition of multifamily properties inclusive of (1) 36 multifamily properties acquired in the Mergers during the three months ended March 31, 2020, the acquisition of two multifamily properties since March 31, 2020, the disposition of two multifamily properties since March 31, 2020, and to a lesser extent, placing into service 24 apartment homes previously held for development during the three months ended March 31, 2021 and the (2) closing of the Internalization Transaction. As of March 31, 2021, we owned 69 multifamily properties and three parcels of land held for the development of apartment homes. Our results of operations were also affected by our value-enhancement activity completed through March 31, 2021.
Our results of operations for the three months ended March 31, 2021 and 2020 are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. As a result of the Internalization Transaction, we are a self-managed REIT and no longer bear the costs of the various fees and expense reimbursements previously paid to our Former Advisor and its affiliates. However, our expenses include the

PART I — FINANCIAL INFORMATION (continued)

compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Former Advisor and its affiliates.
Additionally, the outbreak of COVID-19 in the U.S. and globally impacted our residents’ ability to pay rent, which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of “future waves” of COVID-19 outbreaks, the success of actions taken to contain or treat COVID-19, access to testing and vaccines, and reactions by consumers, companies, governmental entities and capital markets.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI, a non-GAAP financial measure. For more information on NOI and a reconciliation of NOI to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
The following table summarizes the consolidated results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2021	2020	Change $	Change %
Total revenues	$83,157,817	$53,713,939	$29,443,878	55%	$28,530,970	$912,908
Operating, maintenance and management	(20,765,034)	(12,496,559)	(8,268,475)	(66)%	(7,175,476)	(1,092,999)
Real estate taxes and insurance	(13,856,893)	(8,743,446)	(5,113,447)	(58)%	(5,151,977)	38,530
Fees to affiliates	(4,287)	(8,427,296)	8,423,009	100%	1,923,216	6,499,793
Depreciation and amortization	(33,874,505)	(28,575,896)	(5,298,609)	(19)%	(6,057,099)	758,490
Interest expense	(19,807,678)	(14,390,954)	(5,416,724)	(38)%	(6,164,160)	747,436
General and administrative expenses	(11,325,410)	(2,430,299)	(8,895,111)	(366)%	(14,664)	(8,880,447)
Gain on sale of real estate, net	—	11,384,599	(11,384,599)	(100)%	(11,384,599)	—
Interest income	105,019	253,254	(148,235)	(59)%	(46,109)	(102,126)
Insurance proceeds in excess of losses incurred	103,487	66,723	36,764	55%	92,774	(56,010)
Equity in loss from unconsolidated joint venture	—	(35,193)	35,193	100%	35,193	—
Fees and other income from affiliates	1,457,921	—	1,457,921	100%	—	1,457,921
Net loss	$(14,809,563)	$(9,681,128)	$(5,128,435)	(53)%

NOI(3)	$48,537,519	$30,125,025	$18,412,494	61%
FFO(4)	$18,841,765	$7,678,383	$11,163,382	145%
MFFO(4)	$18,905,269	$7,692,860	$11,212,409	146%
_________________
(1)Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, related to multifamily properties acquired, disposed of, or placed in service, on or after January 1, 2020.
(2)Represents the favorable (unfavorable) dollar amount change for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, related to multifamily properties and corporate level entities owned by us throughout both periods presented.

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
Net loss
For the three months ended March 31, 2021, we had a net loss of $14,809,563 compared to $9,681,128 for the three months ended March 31, 2020. The increase in net loss of $5,128,435 over the comparable prior year period was primarily due to a decrease in gain on sale of real estate, net of $11,384,599, increases in general and administrative expenses of $8,895,111, operating, maintenance and management expenses of $8,268,475, interest expense of $5,416,724, depreciation and amortization expense of $5,298,609, real estate taxes and insurance of $5,113,447, and a decrease in interest income of $148,235, partially offset by increases in total revenues of $29,443,878, insurance proceeds in excess of losses incurred of $36,764, fees and other income from affiliates of $1,457,921, decreases in fees to affiliates of $8,423,009 and equity in loss from unconsolidated joint venture of $35,193.
Total revenues
Total revenues were $83,157,817 for the three months ended March 31, 2021, compared to $53,713,939 for the three months ended March 31, 2020. The increase of $29,443,878 was primarily due to the increase in total revenues of $28,530,970 due to the increase in the number of properties in our portfolio, as a result of the acquisition of 38 multifamily properties, 36 of which were acquired through the Mergers, partially offset by the disposition of two multifamily properties subsequent to March 31, 2020. We experienced an increase of $912,908 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases, increase in occupancy and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $20,765,034 for the three months ended March 31, 2021, compared to $12,496,559 for the three months ended March 31, 2020. The increase of $8,268,475 was primarily due to the increase in the number of properties in our portfolio, partially offset by the disposition of two multifamily properties subsequent to March 31, 2020. We experienced an increase of $1,092,999 in operating, maintenance and management expenses at the multifamily properties held throughout both periods primarily due to increases in payroll, information technology related expenses and repairs and maintenance.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $13,856,893 for the three months ended March 31, 2021, compared to $8,743,446 for the three months ended March 31, 2020. The increase of $5,113,447 was primarily due to the increase in the number of properties in our portfolio, partially offset by the disposition of two multifamily properties subsequent to March 31, 2020. We experienced a decrease of $38,530 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.

PART I — FINANCIAL INFORMATION (continued)

Fees to affiliates
Fees to affiliates were $4,287 for the three months ended March 31, 2021, compared to $8,427,296 for the three months ended March 31, 2020. The decrease of $8,423,009 was primarily due to a decrease in investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel as a result of the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $33,874,505 for the three months ended March 31, 2021, compared to $28,575,896 for the three months ended March 31, 2020. The increase of $5,298,609 was primarily due to the net increase in depreciable assets of $6,949,426 subsequent to March 31, 2020, as a result of the gross increase in depreciable assets in our portfolio subsequent to March 31, 2020 of $23,926,299, net of the impact of the write off of fixed assets damaged in the winter storm (described below) of $15,459,862. We experienced an increase of $758,490 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended March 31, 2021, was $19,807,678 compared to $14,390,954 for the three months ended March 31, 2020. The increase of $5,416,724 was primarily due to the increase in the notes payable, net, of $155,132,680 since March 31, 2020. The increase in notes payable, net primarily consisted of the $158,340,000 of borrowings pursuant to the PNC MCFA.
Included in interest expense is the amortization of deferred financing costs of $548,781 and $327,470, net unrealized (gains) losses from the change in fair value of interest rate cap agreements of $(10,820) and $2,251, amortization of net loan premiums and discounts of $417,889 and $114,582, credit facility commitment fees of $34,575 and $0, costs associated with the refinancing of debt of $0 and $31,397, imputed interest on the finance lease portion of the sublease of $107 and $0, net of capitalized interest of $315,244 and $69,569, for the three months ended March 31, 2021 and 2020, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing, and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2021, was $11,325,410 compared to $2,430,299 for the three months ended March 31, 2020. These general and administrative expenses consisted primarily of payroll costs, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $8,895,111 was primarily due to an increase of $8,880,447 in general and administrative expenses primarily due to payroll costs for the acquired personnel as a result of the Internalization Transaction. In addition, we experienced an increase of $14,664 in general and administrative costs due to the increase in the number of properties in our portfolio subsequent to March 31, 2020. Also included within general and administrative expenses is the write off of fixed assets of $15,459,862 and estimated repair expenses amounting to $11,948,789 related to the damage caused to our multifamily properties impacted by the winter storm that took place in February 2021. The estimated insurance claims proceeds were also recorded in general and administrative expenses.
Gain on sale of real estate
Gain on sale of real estate for the three months ended March 31, 2021, was $0 compared to $11,384,599 for the three months ended March 31, 2020. The decrease in gain on sale of real estate was due to the fact there were no multifamily property dispositions during the three months ended March 31, 2021 compared to one disposition during the three months ended March 31, 2020. Our gain on sales of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the three months ended March 31, 2021, was $105,019 compared to $253,254 for the three months ended March 31, 2020. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.

PART I — FINANCIAL INFORMATION (continued)

Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended March 31, 2021, was $103,487 compared to $66,723 for the three months ended March 31, 2020. In general, we expect insurance proceeds in excess of losses incurred to be correlated to the volume and severity of insurance related incidents at our multifamily properties.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended March 31, 2021, was $0 compared to $35,193 for the three months ended March 31, 2020. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture had been accounted for as an unconsolidated joint venture under the equity method of accounting. On July 16, 2020, we sold our joint venture interest. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the three months ended March 31, 2021, was $1,457,921 compared to $0 for the three months ended March 31, 2020. The increase of $1,457,921 was due to income earned pursuant to the Property Management Agreements and Construction Management Agreements with affiliates of our former sponsor and the Transition Services Agreement entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
For information on our results of operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, see our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020.
Property Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at January 1, 2020. A “non-same-store” property is a property that was acquired, placed into service or disposed of after January 1, 2020. As of March 31, 2021, 31 of our properties were categorized as same-store properties.
The following table presents the same-store and non-same-store results from operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020	Change $	Change %
Same-store properties:
Revenues	$42,777,530	$41,864,622	$912,908	2.2%
Operating expenses(1)	16,984,696	17,942,636	(957,940)	(5.3)%
Net operating income	25,792,834	23,921,986	1,870,848	7.8%

Non-same-store properties:
Net operating income	22,744,685	6,203,039	16,541,646

Total net operating income(2)	$48,537,519	$30,125,025	$18,412,494
________________
(1)Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.
(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended March 31, 2021, was $25,792,834 compared to $23,921,986 for the three months ended March 31, 2020. The 7.8% increase in same-store net operating income was a result of a 2.2% increase in same-store rental revenues and a 5.3% decrease in same-store operating expenses.

PART I — FINANCIAL INFORMATION (continued)

Revenues
Same-store revenues for the three months ended March 31, 2021, were $42,777,530 compared to $41,864,622 for the three months ended March 31, 2020. The 2.2% increase in same-store revenues was primarily due to the increase in same-store occupancy from 93.9% for the same-store properties as of March 31, 2020 to 95.2% as of March 31, 2021.
Operating Expenses
Same-store operating expenses for the three months ended March 31, 2021, were $16,984,696 compared to $17,942,636 for the three months ended March 31, 2020. The 5.3% decrease in same-store operating expenses was primarily attributable to a net decrease in affiliate management fees as a result of the Internalization Transaction and, to a lesser extent, the net decrease in property-level general and administrative costs and property taxes, partially offset by an increase in repairs and maintenance expenses, utilities expenses and turnover expenses across the same-store properties.
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

PART I — FINANCIAL INFORMATION (continued)

The following is a reconciliation of our NOI to net loss for the three months ended March 31, 2021 and 2020 computed in accordance with GAAP:

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(14,809,563)	$(9,681,128)
Fees to affiliates(1)	—	5,843,389
Depreciation and amortization	33,874,505	28,575,896
Interest expense	19,807,678	14,390,954
General and administrative expenses	11,325,410	2,430,299
Gain on sale of real estate	—	(11,384,599)
Other gains(2)	(208,506)	(319,977)
Adjustments for investment in unconsolidated joint venture(3)	—	270,191
Fees and other income from affiliates(4)	(1,457,921)	—
Affiliated rental revenue(5)	5,916	—
Net operating income	$48,537,519	$30,125,025
________________
(1)Fees to affiliates for the three months ended March 31, 2021 and 2020, exclude property management fees of $4,287 and $1,496,370 and other reimbursements of $0 and $1,087,537, respectively, which are included in NOI.
(2)Other gains for the three months ended March 31, 2021 and 2020, include non-recurring insurance claim recoveries and interest income which are not included in NOI.
(3)Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in unconsolidated joint venture, which principally consists of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference.
(4)Reflects adjustment to add back income earned pursuant to the Transition Services Agreement with SIP and Property Management Agreements and Construction Management Agreements between SRS and affiliates of our former sponsor, entered into in connection with the Internalization Transaction.
(5)Reflects adjustment to add back rental revenue earned from a consolidated entity following the Internalization Transaction which represent intercompany transactions eliminated in consolidation.
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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in December 2018, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, cumulative effects of accounting changes and after adjustments for unconsolidated partnerships and joint ventures. According to the White Paper, while the majority of equity REITs measure FFO in accordance with NAREIT’s definition, there are variations in the securities to which the reported NAREIT-defined FFO applies (e.g., all equity securities, all common shares, all common shares less shares held by non-controlling interests). While each of these metrics may represent FFO as defined by NAREIT, accurate labeling with respect to applicable securities is important, particularly as it relates to the labeling of the FFO metric and in the reconciliation of GAAP net income (loss) to FFO.
In calculating FFO, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds

PART I — FINANCIAL INFORMATION (continued)

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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02 on January 1, 2019, which requires us, as a lessee, to recognize a liability for obligations under a lease contract and a right-of-use, or ROU, asset. The carrying amount of the ROU asset is amortized over the term of the lease. Because we have no ownership rights (current or residual) in the underlying asset, NAREIT concluded that the amortization of the ROU asset should not be added back to GAAP net income (loss) in calculating FFO. This amortization expense is included in FFO. The White Paper also states that non-real estate depreciation and amortization such as computer software, company office improvements, furniture and fixtures, and other items commonly found in other industries are required to be recognized as expenses by GAAP in the calculation of net income and, similarly, should be included in FFO.
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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed

PART I — FINANCIAL INFORMATION (continued)

with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the Practice Guideline described above, except with respect to certain acquisition fees and expenses as discussed below. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Historically under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. However, pursuant to Accounting Standards Codification, or ASC 805-50, Business Combinations — Related Issues, or ASC 805, acquisition fees and expenses are capitalized and depreciated under certain conditions. Prior to the completion of the Internalization Transaction, these expenses were paid in cash by us. All paid acquisition fees and expenses had negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties were generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. The acquisition of properties, and the corresponding acquisition fees and expenses, was the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Reconciliation of net loss to MFFO:
Net loss	$(14,809,563)	$(9,681,128)
Depreciation of real estate assets	33,044,052	22,751,822
Amortization of lease-related costs(1)	607,276	5,822,805
Gain on sale of real estate, net	—	(11,384,599)
Adjustments for investment in unconsolidated joint venture(2)	—	169,483
FFO	18,841,765	7,678,383
Acquisition fees and expenses(3)(4)	75,995	13,148
Unrealized (gain) loss on derivative instruments	(10,820)	2,251
Amortization of below market leases	(1,671)	(922)
MFFO	$18,905,269	$7,692,860
_________________
(1)Amortization of lease-related costs for the three months ended March 31, 2021 and 2020, exclude amortization of operating lease ROU assets of $3,367 and $1,269, respectively, and the amortization of Property Management Agreements acquired in connection with the Internalization Transaction of $206,811 and $0, which are included in FFO, respectively.
(2)Reflects adjustments to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to FFO for our equity investment in unconsolidated joint venture, which principally consisted of depreciation and amortization incurred by the joint venture as well as the amortization of outside basis difference.
(3)By excluding expensed acquisition costs that are not capitalized, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Former Advisor or third parties and are capitalized and depreciated under certain conditions. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.
(4)Acquisition fees and expenses for the three months ended March 31, 2021 and 2020, include acquisition expenses of $75,995 and $13,148, respectively, which did not meet the criteria for capitalization under ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to professional services fees incurred in connection with the ongoing pursuit of strategic alternatives and the acquisition expenses related to real estate projects which did not come to fruition.

PART I — FINANCIAL INFORMATION (continued)

FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Related-Party Transactions and Agreements
We have entered into agreements with SRI and its affiliates, including in connection with the Internalization Transaction. Prior to the Internalization Transaction, we paid certain fees to, or reimbursed certain expenses of, paid other consideration for the performance of services provided to our Former Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 10 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2021, the fair value of our fixed rate debt was $1,941,195,233 and the carrying value of our fixed rate debt was $1,854,566,101. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At March 31, 2021, the fair value of our variable rate debt was $272,519,098 and the carrying value of our variable rate debt was $277,360,137. Based on interest rates as of March 31, 2021, if interest rates are 100 basis points higher during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase by $2,854,691 and if interest rates are 100 basis points lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would decrease by $300,628.
At March 31, 2021, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.11%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.71% at March 31, 2021. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2021 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2021, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of March 31, 2021, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of March 31, 2021 were not in excess of the capped rates. See also Note 14 (Derivative Financial Instruments) to our consolidated financial statements included in this Quarterly Report.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2021, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K filed with the SEC on March 12, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 15, 2021, we granted 97,235 shares of restricted stock to our key employees. The grants to key employees were made pursuant to restricted stock grant agreements. The above shares were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The grants vest ratably over three years following the grant date, subject to the executive’s continuous employment through the applicable vesting dates, with certain exceptions.
During the three months ended March 31, 2021, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
January 2021	45,098	282,477	$14.16	(4)
February 2021	55,737	—	—	(4)
March 2021	57,390	—	—	(4)
	158,225	282,477
____________________
(1)We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests were received. At March 31, 2021, we had $2,287,931, representing 158,225 shares of outstanding and unfulfilled repurchase requests, all of which were fulfilled on April 30, 2021.
(2)We currently repurchase shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3)From inception through March 31, 2021, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
(4)We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $3,000,000 limit for any quarter. Share repurchases are only available to qualifying death or disability requests, beginning with the April 30, 2021 repurchase date.
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II — OTHER INFORMATION (continued)

Item 5.  Other Information
None.
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

4.6	Account Update Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049)
4.7*	Form of Restricted Stock Award Agreement
10.1
Amendment No. 1 to Transition Services Agreement, by and between Steadfast Apartment REIT, Inc. and Steadfast Investment Properties, Inc., dated as of March 22, 2021 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 25, 2021, and incorporated herein by reference).

10.2
Form of Indemnification Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 25, 2021, and incorporated herein by reference).

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

PART II — OTHER INFORMATION (continued)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date:	May 14, 2021	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	May 14, 2021	By:	/s/ Ella S. Neyland
Ella S. Neyland
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)