Form 10-Q
period 2021-06-30
Steadfast Apartment REIT, Inc.
filed 2021-07-26
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 19, 2021, there were 110,293,205 shares of the Registrant’s common stock issued and outstanding.

1

STEADFAST APARTMENT REIT, INC.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$343,297,680	$337,322,234
Building and improvements	2,984,948,698	2,882,411,683
Tenant origination and absorption costs	1,682,900	1,752,793
Total real estate held for investment, cost	3,329,929,278	3,221,486,710
Less accumulated depreciation and amortization	(461,735,477)	(397,744,677)
Total real estate held for investment, net	2,868,193,801	2,823,742,033
Real estate held for development	30,288,753	39,891,218
Total real estate, net	2,898,482,554	2,863,633,251
Cash and cash equivalents	160,949,592	258,198,326
Restricted cash	28,399,975	38,998,980
Goodwill	125,220,448	125,220,448
Due from affiliates	208,411	377,218
Rents and other receivables	28,450,658	5,385,108
Other assets	4,654,627	9,925,714
Total assets	$3,246,366,265	$3,301,739,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$85,044,074	$81,598,526
Notes Payable, net:
Mortgage notes payable, net	1,388,596,919	1,384,382,785
Credit facilities, net	745,285,227	744,862,886
Total notes payable, net	2,133,882,146	2,129,245,671
Distributions payable	4,797,443	8,462,735
Distributions payable to affiliates	265,620	469,236
Due to affiliates	74,090	337,422
Total liabilities	2,224,063,373	2,220,113,590
Commitments and contingencies (Note 12)
Redeemable common stock	294,858	—
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 110,228,140 and 110,070,572 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,102,281	1,100,706
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,607,145,466	1,603,989,130
Cumulative distributions and net losses	(687,044,939)	(627,787,040)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	921,202,808	977,302,796
Noncontrolling interest	100,805,226	104,322,659
Total equity	1,022,008,034	1,081,625,455
Total liabilities and stockholders’ equity	$3,246,366,265	$3,301,739,045

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$84,920,839	$79,612,668	$167,300,117	$132,879,341
Other income	703,793	682,926	1,482,333	1,130,193
Total revenues	85,624,632	80,295,594	168,782,450	134,009,534
Expenses:
Operating, maintenance and management	21,333,781	19,719,766	42,098,814	32,216,328
Real estate taxes and insurance	14,587,524	13,667,771	28,444,417	22,411,216
Fees to affiliates	4,263	13,709,333	8,550	22,136,629
Depreciation and amortization	33,277,511	53,455,666	67,152,017	82,031,561
Interest expense	20,087,353	19,715,318	39,895,031	34,106,272
General and administrative expenses	11,736,380	5,272,855	23,061,791	7,703,154
Impairment of real estate	—	5,039,937	—	5,039,937
Total expenses	101,026,812	130,580,646	200,660,620	205,645,097
Loss before other income (expenses)	(15,402,180)	(50,285,052)	(31,878,170)	(71,635,563)
Other income (expense):
Gain on sale of real estate, net	—	—	—	11,384,599
Interest income	98,049	134,262	203,068	387,516
Insurance proceeds in excess of losses incurred	31,873	57,689	135,360	124,412
Equity in loss from unconsolidated joint venture	—	(2,968,207)	—	(3,003,400)
Fees and other income from affiliates	1,571,346	—	3,029,267	—
Total other income (expense)	1,701,268	(2,776,256)	3,367,695	8,893,127
Net loss	(13,700,912)	(53,061,308)	(28,510,475)	(62,742,436)
(Loss) income allocated to noncontrolling interest	(663,253)	163,314	(1,441,527)	163,314
Net loss attributable to common stockholders	$(13,037,659)	$(53,224,622)	$(27,068,948)	$(62,905,750)
Loss per common share — basic and diluted	$(0.12)	$(0.49)	$(0.25)	$(0.71)
Weighted average number of common shares outstanding — basic and diluted	109,905,923	109,139,963	109,896,333	88,660,741

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, April 1, 2021	110,187,405	$1,101,874	—	$—	—	$—	$1,605,912,272	$(659,581,535)	$947,432,611	$102,398,379	$1,049,830,990
Issuance of common stock	199,903	1,999	—	—	—	—	3,106,490	—	3,108,489	—	3,108,489
Transfers to redeemable common stock	—	—	—	—	—	—	(2,301,562)	—	(2,301,562)	—	(2,301,562)
Repurchase of common stock	(159,168)	(1,592)	—	—	—	—	1,592	—	—	—	—
Distributions declared ($0.131 per share of common stock)	—	—	—	—	—	—	—	(14,425,745)	(14,425,745)	(929,900)	(15,355,645)
Amortization of stock-based compensation	—	—	—	—	—	—	426,674	—	426,674	—	426,674
Net loss	—	—	—	—	—	—	—	(13,037,659)	(13,037,659)	(663,253)	(13,700,912)
BALANCE, June 30, 2021	110,228,140	$1,102,281	—	$—	—	$—	$1,607,145,466	$(687,044,939)	$921,202,808	$100,805,226	$1,022,008,034

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	110,070,572	$1,100,706	—	$—	—	$—	$1,603,989,130	$(627,787,040)	$977,302,796	$104,322,659	$1,081,625,455
Issuance of common stock	599,213	5,991	—	—	—	—	7,703,101	—	7,709,092	—	7,709,092
Transfers to redeemable common stock	—	—	—	—	—	—	(5,301,563)	—	(5,301,563)	—	(5,301,563)
Repurchase of common stock	(441,645)	(4,416)	—	—	—	—	4,416	—	—	—	—
Distributions declared ($0.292 per share of common stock)	—	—	—	—	—	—	—	(32,188,951)	(32,188,951)	(2,075,906)	(34,264,857)
Amortization of stock-based compensation	—	—	—	—	—	—	750,382	—	750,382	—	750,382
Net loss	—	—	—	—	—	—	—	(27,068,948)	(27,068,948)	(1,441,527)	(28,510,475)
BALANCE, June 30, 2021	110,228,140	$1,102,281	—	$—	—	$—	$1,607,145,466	$(687,044,939)	$921,202,808	$100,805,226	$1,022,008,034

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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(28,510,475)	$(62,742,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,152,017	82,031,561
Fees to affiliates paid in common stock	—	6,620,823
Loss on disposal of buildings and improvements	326,881	475,176
Loss on disposal of buildings and improvements from winter storm	14,902,551	—
Amortization of deferred financing costs	1,097,565	809,876
Amortization of stock-based compensation	750,382	63,383
Amortization of below market leases	(3,343)	(2,594)
Change in fair value of interest rate cap agreements	(1,203)	27,194
Gain on sale of real estate	—	(11,384,599)
Impairment of real estate	—	5,039,937
Amortization of loan premiums	(1,112,825)	(718,264)
Accretion of loan discounts	271,776	189,824
Straight-line of office lease	7,699	—
Interest on finance lease furnishings	193	—
Insurance claim recoveries	(15,259,001)	(581,954)
Equity in loss from unconsolidated joint venture	—	3,003,400
Changes in operating assets and liabilities:
Rents and other receivables	(8,472,506)	(1,328,708)
Other assets	4,766,732	2,131,230
Accounts payable and accrued liabilities	(6,830,008)	6,033,823
Due to affiliates	(212,975)	(3,600,122)
Due from affiliates	168,807	—
Net cash provided by operating activities	29,042,267	26,067,550
Cash Flows from Investing Activities:
Acquisition of real estate investments	(75,966,685)	(69,914,948)
Cash acquired in connection with the Mergers, net of acquisition costs	—	98,283,732
Acquisition of real estate held for development	—	(14,270,133)
Additions to real estate investments	(17,869,569)	(10,434,613)
Additions to real estate held for development	(9,861,232)	(5,324,771)
Escrow deposits for pending real estate acquisitions	(1,500,000)	(1,000,000)
Purchase of interest rate cap agreements	(12,200)	(47,000)
Net proceeds from sale of real estate investments	—	32,962,285
Proceeds from insurance claims	665,957	807,033
Cash contribution to unconsolidated joint venture	—	(219,900)
Cash distribution from unconsolidated joint venture	—	360,700
Net cash (used in) provided by investing activities	(104,543,729)	31,202,385

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	8,567,133	—
Principal payments on mortgage notes payable	(4,187,174)	(1,533,980)
Borrowings from credit facilities	—	198,808,000
Payments of commissions on sale of common stock	—	(49,951)
Payment of deferred financing costs	—	(6,753,413)
Distributions to common stockholders	(30,424,673)	(26,030,027)
Repurchase of common stock	(6,301,563)	(2,907,827)
Net cash (used in) provided by financing activities	(32,346,277)	161,532,802
Net (decrease) increase in cash, cash equivalents and restricted cash	(107,847,739)	218,802,737
Cash, cash equivalents and restricted cash, beginning of the period	297,197,306	148,539,671
Cash, cash equivalents and restricted cash, end of the period	$189,349,567	$367,342,408

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $560,066 and $262,619 for the six months ended June 30, 2021 and 2020, respectively	$39,859,759	$31,366,049
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable to non-affiliated shareholders	$4,797,443	$8,232,272
Distributions payable to affiliates	$265,620	$—
Real estate under development placed in service	$17,703,957	$—
Accounts payable related to winter storm	$1,412,017	$—
Insurance claims receivable related to winter storm	$23,164,541	$—
Class A-2 OP Units issued for real estate	$—	$14,450,000
Investment management fees payable in shares	$—	$1,464,982
Assumption of mortgage notes payable to acquire real estate	$—	$81,315,122
Premiums on assumed mortgage notes payable	$—	$945,235
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$7,709,092	$10,483,613
Redeemable common stock	$294,858	$—
Redemptions payable	$2,705,142	$4,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$15,321,147	$119,152
Due to affiliates from additions to real estate investments	$—	$65,583
Accounts payable and accrued liabilities from additions to real estate held for development	$3,129,393	$2,888,689
Affiliate accounts payable and accrued liabilities from additions to real estate held for development	$—	$137,857
Due to affiliates for commissions on sales of common stock	$—	$21,337
Operating and finance lease right-of-use assets, net	$1,566,962	$136,896
Operating and finance lease liabilities, net	$1,595,991	$148,406
Fair value of real estate acquired in the SIR merger	$—	$1,100,742,973
Fair value of STAR III real estate acquired in the STAR III merger	$—	$479,559,505
Fair value of equity issued to SIR shareholders in the SIR merger	$—	$693,400,974
Fair value of equity issued to STAR III shareholders in the STAR III merger	$—	$193,893,305
Fair value of SIR debt assumed in the SIR merger	$—	$506,023,982
Fair value of STAR III debt assumed in the STAR III merger	$—	$289,407,045
Fair value of unconsolidated joint venture assumed in the SIR merger	$—	$22,128,691
Assets assumed in the SIR merger	$—	$3,553,868
Assets assumed in the STAR III merger	$—	$2,060,898
Liabilities assumed in the SIR merger	$—	$21,782,302
Liabilities assumed in the STAR III merger	$—	$7,334,616
Premiums on assumed mortgage notes payable in the SIR and STAR III mergers	$—	$14,899,631
Discount on assumed mortgage note payable in the SIR and STAR III mergers	$—	$10,489,075

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of June 30, 2021, the Company owned 70 multifamily properties and three parcels of land held for the development of apartment homes. The Company’s portfolio is comprised of 21,936 apartment homes, including 95 newly constructed apartment homes placed into service at the Garrison Station development project during the six months ended June 30, 2021. The parcel of land held for the development of the Garrison Station apartments had five of nine residential buildings placed into service comprising 95 of 176 apartment homes during the six months ended June 30, 2021. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 4 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Primary Offering on March 24, 2016, but continues to offer shares of common stock pursuant to the DRP. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of June 30, 2021, the Company had issued 112,167,095 shares of common stock for gross offering proceeds of $1,725,738,819, including 8,537,015 shares of common stock issued pursuant to the DRP for gross offering proceeds of $128,009,661. Additionally, on March 6, 2020, the Company issued 56,016,053 shares of common stock in connection with the Mergers described below.
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
June 30, 2021
(unaudited)
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
On August 28, 2020, SIR OP changed its name to “Steadfast Apartment REIT Operating Partnership, L.P.” (the “Operating Partnership”). In addition, on August 28, 2020, prior to completion of the Operating Partnership Mergers, the Company acquired STAR III Merger Sub. On August 28, 2020, SIR Merger Sub, as the initial general partner of the Operating Partnership, transferred all of its general partnership interests to the Company, and the Company was admitted as a substitute general partner of the Operating Partnership.
On August 28, 2020, the Company, Steadfast Income Advisor, LLC, the initial limited partner of the Operating Partnership (“SIR Advisor”), Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Operating Partnership (“STAR III Advisor”), Wellington VVM LLC, a Delaware limited liability company and limited

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
partner of the Operating Partnership (“Wellington”), and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Operating Partnership (“Copans” and together with “Wellington”, “VV&M”), entered into a Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT Operating Partnership, L.P. (the “Second A&R Partnership Agreement”) in order to, among other things, reflect the consummation of the Operating Partnership Mergers. The purpose of the Operating Partnership Mergers was to simplify the Company’s corporate structure so that the Company has a single operating partnership that is a direct subsidiary of the Company.
Internalization Transaction
On August 31, 2020, the Operating Partnership and the Company entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with SRI, which provided for the internalization of the Company’s external management functions previously provided by the Former Advisor and its affiliates. Prior to the Internalization Closing (as defined herein), which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined herein) on August 31, 2020 (the “Internalization Closing”), Steadfast Investment Properties, Inc., a California corporation (“SIP”), Steadfast REIT Services, Inc., a California corporation (“REIT Services”), and their respective affiliates owned and operated all of the assets necessary to operate the Company and its subsidiaries as a self-managed company and employed all the employees necessary to operate as a self-managed company.

Pursuant to a Contribution and Purchase Agreement (the “Contribution & Purchase Agreement”) between the Company, the Operating Partnership and SRI, SRI contributed to the Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company (“SRSH”), and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash and (2) 6,155,613.92 Class B OP units of limited partnership interests in the Operating Partnership (the “Class B OP Units”) having the agreed value set forth in the Contribution & Purchase Agreement of $15.23 per Class B OP Unit. In addition, the Company purchased all of the Class A Convertible Stock of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Operating Partnership.The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns a 48.6% interest in Steadfast Holdings, the largest owner of SRI.

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

On July 16, 2021, the Company received a derivative demand letter addressed to the Board, purportedly sent on behalf of two stockholders, relating to the Internalization Transaction. The letter demanded that the Board appoint a committee to investigate the Internalization Transaction and, among other things, determine whether there exists any basis for the Company to pursue claims relating to that transaction, including for recovery of payments made in the transaction. The Company is considering the request.
The Former Advisor
Prior to the Internalization Transaction, the business of the Company was externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between the Company and the Former Advisor (as may be amended, the “Advisory Agreement”). On August 31, 2020, prior to the Internalization Closing, the Company, the Former Advisor and the Operating Partnership entered into a Joinder Agreement (the “Joinder Agreement”) pursuant to which the Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, the Former Advisor and the Company entered into the First Amendment to the Amended and Restated

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 are paid in cash to the Former Advisor by the Operating Partnership (the “First Amendment”). In connection with the Internalization Transaction, SRS assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Operating Partnership
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of June 30, 2021, the Company owned approximately 94% of the operating partnership units of the Operating Partnership (the “OP Units”). As a result of the Internalization Transaction, SRI owns approximately 5% of the OP Units of the Operating Partnership, including approximately 6,155,613.92 Class B OP Units owned by SRI as of June 30, 2021. The remaining approximate 1% of the OP Units are owned by VV&M, unaffiliated third parties in the form of Class A-2 OP Units (as defined below). The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, which is an indirect wholly-owned subsidiary of the Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, the Company, as the general partner and parent of the Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”) to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the contribution, and designate Class B OP Units that were issued as consideration pursuant to the Internalization Transaction.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Noncontrolling interests
Noncontrolling interests represent the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interests are comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) and Class B OP Units of the Operating Partnership. The Company accounts for noncontrolling interests in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of June 30, 2021, the Company’s noncontrolling interests qualified as permanent equity. For more information on the Company’s noncontrolling interests, see Note 9 (Noncontrolling Interest).
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Casualty loss
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the six months ended June 30, 2021, the Company incurred property damage and other losses of $23,164,541, which was recorded as general and administrative expenses, with corresponding insurance recovery income up to the amount of losses incurred (as described above) included in general and administrative expenses in the accompanying consolidated statements of operations. The Company also recorded insurance recoveries of $23,164,541 for the estimated insurance claims proceeds in the amount of total losses incurred (as described above) as an increase in rents and other receivables.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805-50, Business Combinations-Related Issues (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2021 and 2020, all of the Company’s acquisitions of real estate properties, including pursuant to the Mergers, were determined to be asset acquisitions.
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
June 30, 2021
(unaudited)
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
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. No impairment charge was recorded during the three and six months ended June 30, 2021. The Company recorded an impairment charge of $5,039,937 related to two of its real estate assets for each of the three and six months ended June 30, 2020.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performed its annual assessment on October 1, 2020. The Company recorded goodwill during the year ended December 31, 2020, in connection with the Internalization Transaction. No impairment charge was recorded during the three and six months ended June 30, 2021. See Note 3 (Internalization Transaction) for details.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Residents’ Payment Plans Due to COVID-19
In April, 2020, the FASB issued the ASC 842 Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under ASC 842, modified terms and conditions of a company’s existing lease contracts, such as, changes to lease payments, may affect the economics of the lease for the remainder of the term and are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not considered a lease modification pursuant to ASC 842. This means both the lessor and lessee need not remeasure and reallocate the consideration in the lease contract, reassess the lease term or reassess lease classification and lease liability, provided that the concessions are considered to be a separate contract. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in ASC 842 as described above.
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
June 30, 2021
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
During the three months ended September 30, 2020, the Company initiated a debt forgiveness program for certain qualifying residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments (the “Debt Forgiveness Program”). Pursuant to the Debt Forgiveness Program, the Company offered qualifying residents an opportunity to terminate their lease without being liable for any unpaid rent and penalties. The Company determined that accounts receivable of $2,110,657 related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in its reserve.
The Company elected not to evaluate whether the COVID-19 Payment Plans, the Debt Forgiveness Program and the Extension Plan are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans, Debt Forgiveness Program and the Extension Plan as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession (which in this case only applies to the COVID-19 Payment Plans) by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of June 30, 2021 and December 31, 2020, the Company reserved $3,080,227 and $2,245,067 of accounts receivables, respectively, which are considered not probable of collection.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2021 and 2020.
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	June 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$21,255	$—

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$7,852	$—
_______________
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
June 30, 2021
(unaudited)
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
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of June 30, 2021 and December 31, 2020, the fair value of the notes payable was $2,265,796,735 and $2,246,242,677, respectively, compared to the carrying value of $2,133,882,146 and $2,129,245,671, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and a cash account established in connection with a letter of credit to fund future workers compensation claims. As of June 30, 2021 and December 31, 2020, the Company had a restricted cash balance of $28,399,975 and $38,998,980, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as well as an amount set aside in connection with a letter of credit.

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

	June 30,
	2021	2020
Cash and cash equivalents	$160,949,592	$330,674,998
Restricted cash	28,399,975	36,667,410
Total cash, cash equivalents and restricted cash	$189,349,567	$367,342,408

Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the month ended January 31, 2021, were based on daily record dates and calculated at a rate of $0.002466 per share of the Company’s common stock per day during the period from January 1, 2021 through January 31, 2021. On January 12, 2021, the Company’s board of directors determined to reduce the daily distribution amount to $0.001438 per share commencing on February 1, 2021 and ending February 28, 2021, which was extended for the months of March, April, May, June and July 2021. As a result, distributions declared during the period from February 1, 2021 through June 30, 2021, were based on daily record dates and calculated at a rate of $0.001438 per share of the Company’s common stock per day.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and six months ended June 30, 2021, the Company declared distributions totaling $0.131 and $0.292 per share of common stock, respectively. During the three and six months ended June 30, 2020, the Company declared distributions totaling $0.224 and $0.448 per share of common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
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
Equity-Based Compensation
The Company’s stock-based compensation consists of restricted stock issued to key employees and independent directors of the Company. The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognized on a straight-line basis over the requisite service period of the awards. The compensation expense is adjusted for actual forfeitures upon occurrence. Equity-based compensation is classified within general and administrative expenses in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2020-01 should be applied

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
prospectively. The Company adopted ASU 2020-01 on January 1, 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provided practical expedients to address existing guidance on contract modifications and hedge accounting due to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates (together “IBORs”) to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company refers to this transition as reference rate reform. The first practical expedient allows companies to elect to not apply certain modification accounting requirements to debt, derivative and lease contracts affected by reference rate reform if certain criteria are met. These criteria include the following: (1) the contract referenced an IBOR rate that is expected to be discontinued; (2) the modified terms directly replace or have the potential to replace the IBOR rate that is expected to be discontinued; and (3) any contemporaneous changes to other terms that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the IBOR rate. If the contract meets all three criteria, there is no requirement for remeasurement of the contract at the modification date or reassessment of the previous accounting determination. The second practical expedient allows companies to change the reference rate and other critical terms related to the reference rate reform in derivative hedge documentation without having to de-designate the hedging relationship. This allows for companies to continue applying hedge accounting to existing cash flow and net investment hedges. ASU 2020-04 was effective upon issuance on a prospective basis beginning January 1, 2020 and may be elected over time as reference rate reform activities occur. Subsequently, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The ASUs can be adopted no later than December 1, 2022 with early adoption permitted. The relief provided in this guidance is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the guidance does allow an entity to continue to apply certain optional expedients related to hedge accounting. The Company identified the instruments influenced by LIBOR to be its variable rate mortgage notes payable and interest rate cap agreements and is currently in the process of liaising with its lenders to assess the nature of potential changes to its variable rate mortgage notes payable and interest rate cap agreements and therefore determining whether it could meet the conditions of the practical expedients provided by the FASB and elect to not apply the modification accounting requirements to its contracts affected by the reference rate reform within the permitted period of December 31, 2022.
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
June 30, 2021
(unaudited)
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
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. This amendment became effective on February 10, 2021. Early Adoption was permitted. The Company early adopted these modifications in its Annual Report on Form 10-K filed with the SEC on March 12, 2021. The adoption of this guidance did not have a material impact on the consolidated financial statements.

3. Internalization Transaction
On August 31, 2020, the Operating Partnership and the Company completed the Internalization Transaction with SRI, which provided for the internalization of the Company’s external management functions provided by the Former Advisor and its affiliates.
Pursuant to the Contribution & Purchase Agreement between the Company, the Operating Partnership and SRI, SRI contributed to the Operating Partnership all of the membership interests in SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash consideration and (2) 6,155,613.92 Class B OP Units having the agreed value of $15.23 per Class B OP Unit. The Company also purchased all of the Class A Convertible Stock of the Company held by the Former Advisor for $1,000. As a result of the Internalization Transaction, the Company became self-managed and acquired the advisory, investment management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Operating Partnership.
Fair Value of Consideration Transferred
The Company accounted for the Internalization Transaction as a business combination under the acquisition method of accounting. Pursuant to the terms of the Internalization Transaction, the following consideration was given in exchange for all of the membership interests in SRSH:

Amount
Cash consideration (1)	$31,249,000

Class B OP Units issued	6,155,613.92
Fair value per Class B OP Unit	$15.23
Fair value of OP Unit Consideration	93,750,000

Promote price (2)	1,000

Accounting value of total consideration	$125,000,000

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
_______________
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
_______________
(1)The intangible assets acquired consist of property management agreements that the Company, acting as advisor and property manager through certain subsidiaries, has with affiliates of SRI (as amended from time to time, the “SRI Property Management Agreements”). The value of the SRI Property Management Agreements was determined based on a discounted cash flow valuation of the projected revenues of the acquired agreements. The SRI Property Management Agreements are subject to an estimated useful life of one year. As of June 30, 2021, the SRI Property Management Agreements were approximately 83% amortized.
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
June 30, 2021
(unaudited)
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
_______________
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
4.          Real Estate
Current Period Acquisitions
During the three and six months ended June 30, 2021, the Company acquired one multifamily real estate property, which was determined to be an asset acquisition. The following is a summary of the real estate property acquired during the six months ended June 30, 2021:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Homes	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Ballpark Apartments at Town Madison	Huntsville, AL	6/29/2021	274	$3,773,236	$72,579,544	$1,113,905	$77,466,685
As of June 30, 2021, the Company owned 70 multifamily properties and three parcels of land held for the development of apartment homes. The Company’s portfolio is comprised of 21,936 apartment homes, including 95 newly constructed apartment homes placed into service at the Garrison Station development project during the six months ended June 30, 2021.
The total acquisition price of the Company’s multifamily real estate portfolio was $3,224,081,403, excluding land held for the development of apartment homes of $30,288,753. As of June 30, 2021 and December 31, 2020, the Company’s portfolio was approximately 96.2% and 95.4% occupied and the average monthly rent was $1,198 and $1,173, respectively.
As of June 30, 2021 and December 31, 2020, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	June 30, 2021
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development
Investments in real estate	$343,297,680	$2,984,948,698	$1,682,900	$3,329,929,278	$30,288,753
Less: Accumulated depreciation and amortization	—	(461,637,726)	(97,751)	(461,735,477)	—
Net investments in real estate and related lease intangibles	$343,297,680	$2,523,310,972	$1,585,149	$2,868,193,801	$30,288,753

	December 31, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development
Investments in real estate	$337,322,234	$2,882,411,683	$1,752,793	$3,221,486,710	$39,891,218
Less: Accumulated depreciation and amortization	—	(397,413,838)	(330,839)	(397,744,677)	—
Net investments in real estate and related lease intangibles	$337,322,234	$2,484,997,845	$1,421,954	$2,823,742,033	$39,891,218

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
During the six months ended June 30, 2021 and 2020, the Company wrote off $14,902,551 and $0, respectively, of fixed assets related to the damage caused to the Company’s multifamily properties impacted by the winter storm that took place in February 2021.
Total depreciation and amortization expenses were $33,277,511 and $67,152,017 for the three and six months ended June 30, 2021, respectively, and $53,455,666 and $82,031,561 for the three and six months ended June 30, 2020, respectively.
Depreciation of the Company’s buildings and improvements was $32,708,712 and $65,752,765 for the three and six months ended June 30, 2021, and $33,315,155 and $56,066,977 for the three and six months ended June 30, 2020, respectively. Depreciation of the Company’s acquired furniture and fixtures in the Internalization Transaction was $15,187 and $28,186 for the three and six months ended June 30, 2021, respectively, and $0 for each of the three and six months ended June 30, 2020, respectively.
Amortization of the Company’s intangible assets was $553,612 and $1,371,066 for the three and six months ended June 30, 2021, respectively, and $20,140,511 and $25,964,584 for the three and six months ended June 30, 2020, respectively.
Amortization of the Company’s tenant origination and absorption costs was $343,434 and $950,710 for the three and six months ended June 30, 2021, respectively, and $20,138,302 and $25,961,107 for the three and six months ended June 30, 2020, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s operating ROU assets was $3,367 and $6,734 for the three and six months ended June 30, 2021, respectively, and $2,209 and $3,477 for the three and six months ended June 30, 2020, respectively. This represents the amortization of initial indirect costs included in the measurement of the operating ROU assets.
Amortization of the Company’s SRI Property Management Agreements was $206,811 and $413,622 for the three and six months ended June 30, 2021, respectively, and $0 for each of the three and six months ended June 30, 2020
Amortization of the Company’s other intangible assets, which consist of below-market leases, was $1,671 and $3,342 for the three and six months ended June 30, 2021 and $1,671 and $2,594 for the three and six months ended June 30, 2020, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of ten years.
Operating Leases
As of June 30, 2021, the Company’s real estate portfolio comprised 21,936 residential apartment homes and was 98.1% leased by a diverse group of residents. For the three and six months ended June 30, 2021 and 2020, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms typically consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from six to nine years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $9,011,485 and $8,545,977 as of June 30, 2021 and December 31, 2020, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of June 30, 2021, and thereafter is as follows:

July 1 to December 31, 2021	$149,501
2022	274,149
2023	280,777
2024	288,703
2025	296,860
Thereafter	1,059,469
$2,349,459
As of June 30, 2021 and December 31, 2020, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Real Estate Under Development
During the three and six months ended June 30, 2021, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station (1)	Murfreesboro, TN	5/30/2019	$2,469,183	$9,879,800	$12,348,983
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	1,666,615	8,950,418
Flatirons	Broomfield, CO	6/19/2020	8,574,704	414,649	8,989,353
			$18,327,690	$11,961,064	$30,288,754
_______________
(1)The Company is developing Garrison Station, which consists of nine residential buildings comprised of 176 apartment homes. During the six months ended June 30, 2021, five buildings comprised of 95 apartment homes were placed in service totaling $17,703,957, and are included in total real estate held for investment, net in the accompanying consolidated balance sheets.
Completion of Mergers
On March 6, 2020, pursuant to the terms and conditions of the SIR Merger Agreement and STAR III Merger Agreement (together the “Merger Agreements”), SIR Merger Sub and STAR III Merger Sub, the surviving entities, continued as wholly-owned subsidiaries of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of SIR and STAR III ceased. The Combined Company retained the name “Steadfast Apartment REIT, Inc.” At the effective time of the Mergers, each issued and outstanding share of SIR and STAR III’s common stock (or a fraction thereof), each $0.01 par value per share, was converted into 0.5934 and 1.430 shares of the Company’s common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
The following table summarizes the purchase price of SIR and STAR III as of the date of the Mergers:

	SIR	STAR III
Class A common stock issued and outstanding	—	3,458,807
Class R common stock issued and outstanding	—	475,207
Class T common stock issued and outstanding	—	4,625,943
Common stock issued and outstanding	73,770,330	—
Total common stock issued and outstanding	73,770,330	8,559,957
Exchange ratio	0.5934	1.430
STAR common stock issued as consideration(1)	43,775,314	12,240,739
STAR’s estimated value per share at the time of Mergers	$15.84	$15.84
Value of STAR’s common stock issued as consideration	$693,400,974	$193,893,305
____________________
(1) Represents the number of shares of common stock of SIR and STAR III converted into shares of the Company’s common stock upon consummation of the Mergers.

The following table presents the purchase price allocation of SIR’s and STAR III’s identifiable assets and liabilities assumed as of the date of the Mergers:

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
June 30, 2021
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
During the three and six months ended June 30, 2020, $425,966 and $432,442, respectively, of amortization of the basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. The Company recorded the gain on sale of the investment in unconsolidated joint venture of $66,802 in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. The Company received distributions of $0 during each of the three and six months ended June 30, 2021 and $242,700 and $360,700 during the three and six months ended June 30, 2020, related to its investment in the Joint Venture, respectively.
Unaudited financial information for the Joint Venture for the three and six months ended June 30, 2020, is summarized below:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenues	$15,900,071	$20,534,675
Expenses	(17,077,940)	(21,999,716)
Other income	179,573	179,573
Net loss	$(998,296)	$(1,285,468)

Company’s proportional net loss	$(99,830)	$(128,547)
Amortization of outside basis	(425,966)	(432,442)
Impairment of unconsolidated joint venture	(2,442,411)	(2,442,411)
Equity in loss from unconsolidated joint venture	$(2,968,207)	$(3,003,400)

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
6.          Other Assets
As of June 30, 2021 and December 31, 2020, other assets consisted of:

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,867,500	$6,446,847
SRI Property Management Agreements, net	135,830	543,332
Interest rate cap agreements (Note 14)	21,255	7,852
Other deposits	853,917	649,470
Corporate computers, net	166,622	132,708
Lease right-of-use assets, net (Note 15)(1)	1,609,503	2,145,505
Other assets	$4,654,627	$9,925,714
____________________
(1) As of June 30, 2021, lease ROU assets, net included finance lease ROU asset, net of $10,725 and operating ROU assets, net of $1,598,778. As of December 31, 2020, lease ROU assets, net included finance lease ROU asset, net of $16,845 and operating ROU assets, net of $2,128,660.
Amortization of the Company’s SRI Property Management Agreements was $206,811 and $413,622 for the three and six months ended June 30, 2021, respectively, and $0 for each of the three and six months ended June 30, 2020.
Amortization of the Company’s initial indirect costs included in the measurement of the operating ROU assets for the three and six months ended June 30, 2021, was $3,367 and $6,734, respectively. Amortization of the Company’s initial indirect costs included in the measurement of the operating ROU assets for the three and six months ended June 30, 2020, was $2,209 and $3,477, respectively. See Note 15 (Leases) for details.
7.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net, secured by individual properties as of June 30, 2021 and December 31, 2020.

	June 30, 2021
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.22%	$121,210,315
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,270,499,536
Mortgage notes payable, gross	46				3.71%	1,391,709,851
Premiums and discounts, net(2)						2,968,685
Deferred financing costs, net(3)						(6,081,617)
Mortgage notes payable, net						$1,388,596,919

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

	December 31, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR +2.31%	2.27%	$113,452,357
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,273,877,535
Mortgage notes payable, gross	46				3.72%	1,387,329,892
Premiums and discount, net(2)						3,809,734
Deferred financing costs, net(3)						(6,756,841)
Mortgage notes payable, net						$1,384,382,785
________________
(1)    See Note 14 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2) The following table summarizes debt premiums and discounts as of June 30, 2021 and December 31, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations:

Net Debt Premium (Discount) before Amortization as of June 30, 2021	Amortization of Debt (Premium) Discount During the Six Months Ended June 30, 2021	Unamortized Net Debt Premium (Discount) as of June 30, 2021
$15,375,305	$(2,949,400)	$12,425,905
(10,179,526)	722,306	(9,457,220)
$5,195,779	$(2,227,094)	$2,968,685

Net Debt Premium (Discount) before Amortization as of December 31, 2020	Amortization of Debt (Premium) Discount During the Year Ended December 31, 2020	Unamortized Net Debt Premium (Discount) as of December 31, 2020
$15,375,305	$(1,836,575)	$13,538,730
(10,179,526)	450,530	(9,728,996)
$5,195,779	$(1,386,045)	$3,809,734
(3)    Accumulated amortization related to deferred financing costs as of June 30, 2021 and December 31, 2020 was $4,170,407 and $3,495,183, respectively.
Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the Garrison Station development project in an aggregate principal amount not to exceed $19,800,000 for a 36 month initial term and two 12 month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 0.1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of June 30, 2021

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
and December 31, 2020, the principal outstanding balance on the construction loan was $14,831,682 and $6,264,549, respectively, and was included within mortgage notes payable, net on the accompanying consolidated balance sheets.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Newmark Group, Inc., formerly Berkeley Point Capital, LLC (“Facility Lender”) for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as substitute collateral for the three multifamily properties disposed of and released from the MCFA. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter.
PNC Master Credit Facility
On June 17, 2020, the Company, through seven indirect wholly-owned subsidiaries (each, a “Borrower” and collectively, the “Borrowers”), entered into a Master Credit Facility Agreement (the “PNC MCFA”), a fixed rate Multifamily Note and a variable rate Multifamily Note (collectively, the “Notes”) and the other loan documents for the benefit of PNC Bank. The PNC MCFA provides for two tranches: (1) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (2) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. The Company paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver at June 30, 2021 and December 31, 2020.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
As of June 30, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,202,518)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,599,176)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(390,079)	(487,329)
Credit facilities, net	$745,285,227	$744,862,886
_______________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of June 30, 2021 and December 31, 2020, was $1,532,597 and $1,298,265, respectively.
(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of June 30, 2021 and December 31, 2020, was $190,042 and $99,283, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of June 30, 2021 and December 31, 2020, was $198,799 and $101,549, respectively.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of June 30, 2021:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments on outstanding debt (1)	$2,142,186,851	$4,475,904	$49,688,647	$60,661,183	$58,178,998	$197,591,629	$1,771,590,490
________________
(1)    Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At June 30, 2021, the Company was in compliance with all debt covenants.
For the three and six months ended June 30, 2021, the Company incurred interest expense of $20,087,353 and $39,895,031, respectively. Interest expense for the three and six months ended June 30, 2021, includes amortization of deferred financing costs totaling $548,784 and $1,097,565, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $9,617 and $(1,203), amortization of net loan premiums and discounts of $(423,160) and $(841,049), capitalized interest of $244,822 and $560,066, credit facility commitment fees of $31,417 and $65,991, and imputed interest on the finance lease portion of the sublease of $86 and $193. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
For the three and six months ended June 30, 2020, the Company incurred interest expense of $19,715,318 and $34,106,272, respectively. Interest expense for the three and six months ended June 30, 2020, includes amortization of deferred financing costs of $482,406 and $809,876, net unrealized loss from the change in fair value of interest rate cap agreements of $24,943 and $27,194, amortization of net loan premiums and discounts of $(413,858) and $(528,440) and costs associated with the refinance of debt of $11,484 and $42,881, net of capitalized interest of $193,049 and $262,619, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets.
Interest expense of $6,586,461 and $6,806,695 was payable as of June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
June 30, 2021
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
As of June 30, 2021, the Company had issued 112,167,095 shares of common stock for offering proceeds of $1,640,901,685, including 8,537,015 shares of common stock issued pursuant to the DRP and 56,016,053 shares of common stock issued in connection with the Mergers (described below), for total DRP proceeds of $128,009,661, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers.
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
The issuance and vesting activity for the six months ended June 30, 2021 and year ended December 31, 2020, for the restricted stock issued to the Company’s independent directors were as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Nonvested shares at the beginning of the period	33,369	7,497
Granted shares	—	31,288
Vested shares	(1,667)	(5,416)
Nonvested shares at the end of the period	31,702	33,369
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the six months ended June 30, 2021 and year ended December 31, 2020 was as follows:

Grant Year	Weighted Average Fair Value
2020	$15.36
2021	N/A
Included in general and administrative expenses is $63,168 and $126,336 for the three and six months ended June 30, 2021, respectively, and $20,928 and $63,383 for the three and six months ended June 30, 2020, respectively, for compensation expense related to the issuance of restricted common stock. As of June 30, 2021, the compensation expense related to the issuance of the restricted common stock not yet recognized was $339,830. The weighted average remaining term of the restricted common stock was approximately 0.9 years as of June 30, 2021. As of June 30, 2021, no shares of restricted common stock issued to the independent directors have been forfeited.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Issuance of Restricted Stock Awards to Key Employees
2020 Restricted Stock Awards
In connection with the Internalization Transaction, on September 1, 2020, certain key employees of the Company were issued restricted stock grants under the terms of the Company’s Amended and Restated 2013 Incentive Plan (the “Incentive Award Plan”), which grants had been approved by the board of directors and the special committee formed for the purpose of reviewing, considering, investigating, evaluating, proposing and negotiating the Mergers (the “Special Committee”). The grants to the key employees of the Company were made pursuant to a restricted stock grant agreement. The grants vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (collectively, the “2020 Restricted Stock Awards”).
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
Total compensation expense related to the 2020 Restricted Stock Awards and the Time-Based 2021 Award for the three and six months ended June 30, 2021 was $363,507 and $624,046, respectively, and was included in general and administrative costs on the accompanying consolidated statements of operations. As of June 30, 2021, the compensation expense related to the issuance of the restricted common stock to the key employees not yet recognized was $3,421,278. The weighted average remaining term of the restricted common stock issued to the Company’s key employees was approximately 1.7 years as of June 30, 2021. As of June 30, 2021, no shares of restricted common stock issued to the Company’s key employees have been forfeited.
Investment Management Fee Paid to Former Advisor in Shares
Following the completion of the Mergers on March 6, 2020 and until the Internalization Closing, and pursuant to the Advisory Agreement, the Company paid the Former Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The shares of common stock fully vested and became non-forfeitable upon payment of the monthly investment management fee. The fair value of the vested common stock at the date of issuance, using the then-most recent publicly disclosed estimated value per share, was recorded in stockholders’ equity in the accompanying consolidated balance sheets. No investment management fees were incurred in shares for the three and six months ended June 30, 2021. Investment management fees of $4,316,774 and $5,504,125 were incurred in shares for the three and six months ended June 30, 2020, respectively.
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
June 30, 2021
(unaudited)
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
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of June 30, 2021 and December 31, 2020, no shares of the Company’s preferred stock were issued and outstanding.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
No sales commissions or dealer manager fees are payable on shares sold through the DRP. The Company’s board of directors may amend, suspend or terminate the DRP at its discretion at any time upon 10 days notice to the Company’s stockholders. Following any termination of the DRP, all subsequent distributions to stockholders will be made in cash.
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
On March 3, 2020, in connection with the closing of the Mergers, the Company’s board of directors amended the Amended & Restated SRP to: (1) allow all stockholders to request repurchases (as opposed to death and disability only), (2) limit the amount of shares repurchased pursuant to the Amended & Restated SRP each quarter to $4,000,000 and (3) set the repurchase price in all instances (including death and disability) to an amount equal to 93% of the most recent publicly disclosed estimated value per share. The $4,000,000 quarterly limit was first in effect on the repurchase date at April 30, 2020, with respect to repurchases for the three months ended March 31, 2020, but was limited to death and disability only. The Amended & Restated SRP was open to all repurchase requests beginning April 1, 2020.
On January 12, 2021, the board of directors further amended the Amended & Restated SRP. The amendment (1) limits repurchase requests to death and qualifying disability only and (2) sets a $3,000,000 per calendar quarter limit on the amount of repurchases by the Company. The amendment took effect 30 days from January 14, 2021, and was in effect on April 30, 2021, the Repurchase Date (as defined below), with respect to repurchases for the fiscal quarter ending March 31, 2021. Share requests that do not meet the requirements for death and disability were cancelled (including any requests received during the first fiscal quarter of 2021). As of June 30, 2021, the share repurchase price was $14.46 per share, which represented 93% of the most recently published estimated value per share of $15.55.
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
(2) The “Share Repurchase Price” equaled 93% of the most recently publicly disclosed estimated value per share determined by the Company’s board of directors.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
(3)    The required one year holding period did not apply to repurchases requested within two years after the death or disability of a stockholder.
(4)    The purchase price per share for shares repurchased upon the death or disability of a stockholder was equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the Amended & Restated SRP is further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constitutes a return of capital as a result of such sales.
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
The Company is not obligated to repurchase shares of its common stock under the Amended & Restated SRP. In no event shall repurchases under the Amended & Restated SRP exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $3,000,000 limit for any quarter put in place by the Company’s board of directors. There is no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Amended & Restated SRP. As of June 30, 2021 and December 31, 2020, the Company had recorded $2,705,142 and $4,000,000, respectively, which represents 187,078 and 282,477 (pursuant to the Amended & Restated SRP) shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests.
During the three and six months ended June 30, 2021, the Company repurchased a total of 159,168 and 441,645 shares with a total repurchase value of $2,301,563 and $6,301,563, and received requests for repurchases of 187,078 and 345,303 shares with a total repurchase value of $2,705,142 and $4,993,073, respectively.
During the three and six months ended June 30, 2020, the Company repurchased a total of 149,049 and 202,201 shares with a total repurchase value of $2,110,538 and $2,907,827, and received requests for the repurchase of 2,664,719 and 2,813,768 shares with a total repurchase value of $37,732,417 and $39,842,954, respectively.
The Company cannot guarantee that the funds set aside for the Amended & Restated SRP will be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company does not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests have been submitted for death and disability, repurchase requests will be paid on a pro rata basis up to the $3,000,000 quarterly cap.
The Company’s board of directors may, in its sole discretion, amend, suspend or terminate the Amended & Restated SRP at any time upon 30 days’ notice to its stockholders if it determines that the funds available to fund the Amended & Restated SRP are needed for other business or operational purposes or that amendment, suspension or termination of the Amended & Restated SRP is in the best interest of the Company’s stockholders. Therefore, a stockholder may not have the opportunity to make a repurchase request prior to any potential termination or suspension of the Amended & Restated SRP. The Amended & Restated SRP will terminate in the event that a secondary market develops for the Company’s shares of common stock.
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
June 30, 2021
(unaudited)
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
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the month ended January 31, 2021, which, if paid over a 365-day period is equivalent to $0.90 per share. On January 12, 2021, the Company’s board of directors approved a cash distribution that accrues at a rate of $0.001438 per day for each share of the Company’s common stock for the period commencing on February 1, 2021 and ending on February 28, 2021, which was extended for the months of March, April, May, June and July, 2021, and which, if paid over a 365-day period is equivalent to $0.525 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following tables reflect distributions declared and paid to common stockholders and Class A-2 and Class B OP Unit holders (the “Noncontrolling Interest OP Unit Holders”) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	198,278	—	198,278	448,840	—	448,840
DRP distributions declared (value)	$3,083,215	$—	$3,083,215	$6,899,269	$—	$6,899,269
Cash distributions declared	11,342,530	929,900	12,272,430	25,289,682	2,075,906	27,365,588
Total distributions declared	$14,425,745	$929,900	$15,355,645	$32,188,951	$2,075,906	$34,264,857

DRP distributions paid (in shares)	199,903	—	199,903	501,978	—	501,978
DRP distributions paid (value)	$3,108,489	$—	$3,108,489	$7,709,092	$—	$7,709,092
Cash distributions paid	11,472,032	940,119	12,412,151	28,113,767	2,310,906	30,424,673
Total distributions paid	$14,580,521	$940,119	$15,520,640	$35,822,859	$2,310,906	$38,133,765

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	352,192	—	352,192	676,428	—	676,428
DRP distributions declared (value)	$5,363,890	$—	$5,363,890	$10,499,787	$—	$10,499,787
Cash distributions declared	19,061,204	163,314	19,224,518	29,316,841	163,314	29,480,155
Total distributions declared	$24,425,094	$163,314	$24,588,408	$39,816,628	$163,314	$39,979,942

DRP distributions paid (in shares)	349,989	—	349,989	670,958	—	670,958
DRP distributions paid (value)	$5,399,458	$—	$5,399,458	$10,483,613	$—	$10,483,613
Cash distributions paid	19,150,001	163,314	19,313,315	25,866,713	163,314	26,030,027
Total distributions paid	$24,549,459	$163,314	$24,712,773	$36,350,326	$163,314	$36,513,640
As of June 30, 2021 and December 31, 2020, $5,063,063 and $8,931,971 of distributions declared were payable, which included $1,011,758 and $1,821,581, or 65,065 shares and 119,605 shares of common stock, attributable to the DRP, respectively.
As reflected in the table above, for the three and six months ended June 30, 2021 and 2020, the Company paid total distributions of $15,520,640, $38,133,765, $24,712,773 and $36,513,640, respectively.
9.         Noncontrolling Interest
Noncontrolling interests represent operating partnership interests in the Operating Partnership of which the Company is the general partner.
Class A-2 Operating Partnership Units
Class A-2 OP Units were issued as part of the consideration to purchase VV&M Apartments. STAR III OP, the Company’s then-indirect subsidiary, agreed to acquire the 310 unit multifamily property located in Dallas, Texas known as VV&M Apartments for an aggregate purchase price of $59,250,000, pursuant to the terms of a Contribution Agreement, dated as of March 20, 2020 (the “Contribution Agreement”), by and among STAR III OP, as Purchaser, and VV&M. On April 21, 2020 (the “VV&M Closing Date”), VV&M contributed the VV&M Apartments to STAR III OP, and STAR III OP issued 948,785 Class A-2 OP Units at an estimated value per unit of $15.23, the fair value determined at the date of transaction, or $14,450,000 in the aggregate, to VV&M, all in accordance with the Contribution Agreement.
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
On August 28, 2020, STAR III OP merged with and into the Operating Partnership and VV&M owns the Class A-2 operating partnership units in the Operating Partnership pursuant to the Operating Partnership Agreement on substantially the same terms described above.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Class B Operating Partnership Units
Class B OP Units were issued as consideration in the Internalization Transaction as discussed in Note 1 (Organization and Business). The Class B OP Units were valued at $15.23 per unit at the time of the transaction. On August 31, 2020, the date of the Internalization Closing, the Company, VV&M, STAR OP and SRI entered into the Operating Partnership Agreement. The Operating Partnership Agreement includes a provision that allows for SRI to request the repurchase of all outstanding Class B OP Units, one year from the date of the Internalization Closing; however, under the terms of the Contribution & Purchase Agreement, SRI is precluded from redeeming or transferring the Class B OP Units for two years from the date of the Internalization Closing. The Operating Partnership Agreement also includes a provision for the Company to settle the repurchase request in shares of the Company’s common stock rather than in cash, in its sole discretion as the general partner of the Operating Partnership. The Class B OP Units receive distributions at the same rate paid to holders of the Company’s common stock and are allocated a share of the Operating Partnership and its subsidiaries’ net income or losses on a pro rata basis. The Company has evaluated the terms of the Operating Partnership Agreement and in accordance with ASC 480, determined that the Class B OP Units are properly recognized as permanent equity on the consolidated balance sheets.
As of June 30, 2021, noncontrolling interests were approximately 6.05% of total shares and 6.06% of weighted average shares outstanding (both measures assuming Class A-2 OP Units and Class B OP Units were converted to common stock). The changes in the carrying amount of noncontrolling interests consisted of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance Class A-2 OP Units	$12,962,395	$—	$13,219,354	$—
Issuance of Class A-2 OP Units	—	14,450,000	—	14,450,000
(Loss) income allocated to Class A-2 OP Units	(88,555)	163,314	(192,466)	163,314
Distributions to Class A-2 OP Units	(124,187)	(163,314)	(277,235)	(163,314)
Beginning balance Class B OP Units	89,435,984	—	91,103,305	—
Loss allocated to Class B OP Units	(574,698)	—	(1,249,061)	—
Distributions to Class B OP Units	(805,713)	—	(1,798,671)	—
Noncontrolling interests ending balance	$100,805,226	$14,450,000	$100,805,226	$14,450,000
10.          Related Party Arrangements
Prior to the Internalization Closing, on August 31, 2020, the Former Advisor was the Company’s advisor and, as such, supervised and managed the Company’s day-to-day operations and selected the Company’s real property investments and real estate-related assets, subject to oversight by the Company’s board of directors. The Former Advisor also provided marketing, sales and client services on the Company’s behalf. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns a 48.6% interest in Steadfast Holdings, the largest owner of SRI. Ms. del Rio, the Company’s former Secretary and an affiliated director, owns a 6.3% interest in Steadfast Holdings. From 2014 to 2020, Ms. Neyland, the Company’s President, Chief Financial Officer and Treasurer, earned an annual 5% profits interest from Steadfast Holdings. Ms. Neyland’s profits interest was terminated in November 2020.
During the eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Internalization Closing, the Company and STAR Operating Partnership operated pursuant to the Advisory Agreement with the Former Advisor. Pursuant to the Advisory Agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company was also obligated to reimburse the Former Advisor and its affiliates for organization and offering costs incurred by the Former Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.
Summarized below are the related party transactions incurred by the Company for the three and six months ended June 30, 2021 and 2020, respectively, and any related amounts payable and (receivable) as of June 30, 2021 and December 31, 2020:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)

	Incurred (Received) For the		Incurred (Received) For the		Payable (Receivable) as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Jun 30, 2021	Dec 31, 2020
Consolidated Statements of Operations:
Expensed
Investment management fees (1)	$—	$8,535,093	$—	$13,889,530	$—	$—
Due diligence costs (2)	4,166	—	37,166	1,111	—	102,301
Loan coordination fees (1)	—	1,116,700	—	1,605,652	—	—
Disposition fees (3)	—	—	—	338,750	—	—
Disposition transaction costs (3)	—	—	—	5,144	—	—
Property management:
Fees (1)	4,263	2,369,487	8,550	3,865,857	1,514	5,585
Reimbursement of onsite personnel (4)	—	7,780,381	—	12,475,428	—	—
Reimbursement of other (1)	—	1,688,053	—	2,775,590	—	—
Reimbursement of property operations (4)	9,096	109,188	9,168	188,199	—	—
Reimbursement of property G&A (2)	—	51,811	—	84,216	—	—
Other operating expenses (2)	417,373	954,292	862,686	1,664,464	68,536	158,723
Reimbursement of personnel benefits and other costs (5)	80,270	—	112,362	—	4,040	20,457
Insurance proceeds (6)	—	(150,000)	—	(150,000)	—	—
Property insurance (2)	—	1,515,016	—	2,439,952	—	—
Earned
Rental revenue (7)	—	(23,282)	—	(41,029)	—	—
Transition services agreement income (6)	(6,353)	—	(14,531)	—	(13,072)	(103,552)
SRI Property management agreement income (6)	(324,550)	—	(562,759)	—	(118,093)	(77,760)
Other reimbursement income under the SRI property management agreements (6)	(120,979)	—	(211,532)	—	—	(21,980)
Reimbursement of onsite personnel income under the SRI property management agreements (6)	(1,099,931)	—	(2,175,540)	—	(74,888)	(173,927)
SRI construction management fee income (6)	(19,533)	—	(64,905)	—	(2,358)	—
Consolidated Balance Sheets:
Sublease security deposit (8)	—	—	—	—	(85,000)	(85,000)
Deferred financing costs (9)	—	49,050	—	49,050	—	—
Capitalized to Real Estate
Capitalized development services fee (10)	—	151,071	—	302,142	—	50,357
Capitalized investment management fees (10)	—	98,454	—	179,668	—	—
Capitalized development costs (10)	—	2,435	1,600	3,030	—	—
Acquisition expenses (11)	—	133,695	—	389,919	—	—
Acquisition fees (11)	—	341,371	—	17,717,639	—	—
Loan coordination fees (11)	—	224,000	—	8,812,071	—	—
Construction management:
Fees (12)	—	259,509	—	382,272	—	—
Reimbursement of labor costs (12)	—	95,692	—	166,239	—	—
Additional paid-in capital
Distributions to Class B OP Unit holders(13)	805,713	—	1,798,671	—	265,620	469,236
	$(250,465)	$25,302,016	$(199,064)	$67,144,894	$46,299	$344,440

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
__________________
1)Included in fees to affiliates in the accompanying consolidated statements of operations. Property management fees of $4,263 relate to compliance fees incurred under a compliance agreement with the Former Property Manager, as defined below, to follow certain tax compliance procedures with respect to the leasing of apartment homes to qualified residents.
2)Included in general and administrative expenses in the accompanying consolidated statements of operations. Due diligence costs of $4,166 represent acquisition expenses related to the Company’s real estate projects that did not come to fruition and which were incurred by an affiliate of SIP on behalf of the Company. Other operating expenses of $417,373 relate to sublease rental expenses of $273,846 and $143,527 of expenses related to information systems costs incurred by SIP on behalf of the Company.
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
7)Included in rental income in the accompanying consolidated statements of operations.
8)Included in other assets in the accompanying consolidated balance sheets.
9)Included in notes payable, net in the accompanying consolidated balance sheets.
10)Included in real estate held for development in the accompanying consolidated balance sheets.
11)Included in total real estate, net in the accompanying consolidated balance sheets.
12)Included in building and improvements in the accompanying consolidated balance sheets.
13)Included in cumulative distributions and net losses in the accompanying consolidated balance sheets.
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers and until the Internalization Closing, the Company paid the Former Advisor a monthly investment management fee, which was calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees paid in shares, included in fees to affiliates in the accompanying consolidated statements of operations were $0 for each of the three and six months ended June 30, 2021, and $4,039,148 for each of the three and six months ended June 30, 2020, respectively.
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
June 30, 2021
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
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also paid the Former Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. No loan coordination fee was paid in shares to the Company’s Former Advisor during the three and six months ended June 30, 2021. Loan coordination fees of $1,116,694 were paid in shares to the Company’s Former Advisor for each of the three and six months ended June 30, 2020.
Following the Internalization Closing, loan coordination fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Property Management Fees and Expenses
Prior to the Internalization Closing, the Company was party to property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of SRI (the “Former Property Manager”), in connection with the management of each of the Company’s properties. Pursuant to each Property Management Agreement, the Company paid the Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective Property Management Agreements) for each month, as determined by the Former Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement had an initial one-year term and continued

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
thereafter on a month-to-month basis unless either party gave 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company could terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Former Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Former Property Manager.
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
June 30, 2021
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
The Charter limits the Company’s total operating expenses during any four fiscal quarters to the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income for the same period (the “2%/25% Limitation”). The Company was to reimburse the Former Advisor, at the end of each fiscal quarter, for operating expenses incurred by the Former Advisor; provided, however, that the Company did not reimburse the Former Advisor at the end of any fiscal quarter for operating expenses that exceed the 2%/25% Limitation unless the independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. The Former Advisor was obligated to reimburse the Company for the amount by which the Company’s operating expenses for the preceding four fiscal quarters then ended exceeded the 2%/25% Limitation, unless approved by the independent directors. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, bad debts reserves or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company that are in any way related to the Company’s operation, including the Company’s allocable share of the Former Advisor’s overhead, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of the Company’s assets; (f) acquisition fees and acquisition expenses (including expenses relating to potential acquisitions that the Company does not close) and investment management fees; (g) real estate commissions on the resale of investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of June 30, 2021, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
June 30, 2021
(unaudited)
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
Ancillary Internalization Transaction Agreements
Transition Services Agreement
As a condition to Internalization Closing, on August 31, 2020, the Company and SIP entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, commencing on August 31, 2020 until March 31, 2021, which was extended through September 30, 2021, unless earlier terminated pursuant to the Transition Services Agreement or extended by mutual consent, SIP will continue to provide certain operational and administrative support at cost plus 15% to the Company, which may include support relating to, without limitation, shared legal, and tax support as set forth in the Transition Services Agreement. Similarly, the Company agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.
SRI Property Management Agreements
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager, an affiliate of SRI. On August 31, 2020, SRS, entered into the SRI Property Management Agreements with an affiliate of SRI to provide property management services in connection with certain properties owned by SIP or its affiliates (each a “Property Owner” and collectively, the “Property Owners”). Pursuant to each SRI Property Management Agreement, SRS received a monthly management fee equal to 2.0% of each property’s gross collections for such month (“Gross Collections”). On April 23, 2021, SRS entered into amendments to the SRI Property Management Agreements with affiliates of SRI to (1) provide that SRS is responsible for providing accounting services for the properties owned by the Property Owners and (2) increase the property management fee from 2.0% to 3.0% of Gross Collections. Each SRI Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the Property Owner terminates the SRI Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the SRI Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach. As of June 30, 2021, the Company recognized the SRI Property Management Agreements asset, net of $135,830 within other assets on the accompanying consolidate balance sheets.
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
SRI Construction Management Agreements
On September 1, 2020, SRS, entered into the SRI construction management agreements with an affiliate of SRI (the “SRI Construction Management Agreements”) to provide construction management services in connection with certain properties owned by SIP or its affiliates. Pursuant to each SRI Construction Management Agreement, SRS will receive a construction management fee equal to 7.5% of the total project costs. In addition, SRS will be reimbursed for all agreed upon costs associated with staffing. Each SRI Construction Management Agreement may be terminated by either party with the delivery of a 30-day written notice to the other party.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Registration Rights Agreement
As a condition to the Internalization Closing, on August 31, 2020, the Company, the Operating Partnership and SRI entered into a registration rights agreement (the “Registration Rights Agreement”). Upon the terms and conditions in the Operating Partnership Agreement, the Class B OP Units are redeemable for shares of the Company’s common stock. Pursuant to the Contribution & Purchase Agreement, SRI (or any successor holder) may not transfer the Class B OP Units until August 31, 2022 (the “Lock-Up Expiration”). Beginning on the fifth anniversary of the Internalization Closing, SRI (or any successor holder) may request the Company to register for resale under the Securities Act of 1933, as amended, shares of the Company’s common stock issued or issuable to such holder. The Company agreed to use commercially reasonable efforts to file a registration statement on Form S-3 within 30 days of such request and within 60 days of such request in the case of a registration statement on Form S-11 or such other appropriate form. The Company has agreed to cause such registration statement to become effective as soon as reasonably practicable thereafter. The Registration Rights Agreement also grants SRI (or any successor holder) certain “piggyback” registration rights after the Lock-Up Expiration.
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
Further, each of SRS, the Company and the Operating Partnership agreed that, in general, during the Restricted Period, each will not solicit any employee of SRI or its affiliates or attempt to assist any such employee to enter into any other consulting or business relationship with SRS, the Company and the Operating Partnership, subject to certain limitations.
Sub-Lease
In connection with the Internalization Transaction, SRS, an indirect subsidiary of the Company, entered into a sub-lease agreement (the “Sub-Lease”) with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain furniture and fixtures, that will become the property of SRS at the end of the lease term. As of June 30, 2021, the Sub-Lease has a remaining lease term of 11 months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the the Sub-Lease. As of June 30, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the office space, the Company recorded an operating lease ROU asset, net of $872,985 and $1,339,591 and an operating lease liability, net of $887,925 and $1,346,835, respectively. As of June 30, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, the Company recognized a finance lease ROU asset, net of $10,725 and $16,845 and a finance lease liability, net of $11,093 and $17,020, respectively. For the three and six months ended June 30, 2021, the Sub-Lease expense related to the office space was $241,549 and $483,098, respectively, and for the furniture and fixtures $3,146 and $6,313, respectively. See Note 15 (Leases) for further details about the Company’s leases.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, which is described in more detail below. On December 3, 2020, the Company granted 4,924 shares of restricted common stock to each of its five independent directors pursuant to the Incentive Award Plan at a fair value of $15.23 per share in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. These shares generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The Company recorded a stock-based compensation expense of $63,168 and $126,336 for the three and six months ended June 30, 2021, respectively, and $20,928 and $63,383 for the three and six months ended June 30, 2020, respectively, related to the independent directors’ restricted common stock.
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
June 30, 2021
(unaudited)
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
Director compensation is an operating expense of the Company that, prior to the Internalization Closing, was subject to the operating expense reimbursement obligation of the Former Advisor discussed in Note 10 (Related Party Arrangements). The Company recorded an operating expense of $217,250 and $486,500 for the three and six months ended June 30, 2021, respectively, and $465,250 and $537,000 for the three and six months ended June 30, 2020, respectively, related to the independent directors’ annual cash retainer and attending board and committee meetings, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Upon signing the merger agreements, merger related acquisition expenses including $0 for each of the three and six months ended June 30, 2021, respectively, and $3,000 for each of the three and six months ended June 30, 2020, respectively, related to attending committee meetings met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets. As of June 30, 2021 and December 31, 2020, $217,250 and $209,250, respectively, related to the independent directors’ annual retainer paid in cash and board and committee meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
12.          Commitments and Contingencies
Economic Dependency
Prior to the Internalization Closing, the Company was dependent on the Former Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. As a result of the Internalization Transaction, the Company became self-managed and acquired components of the advisory, asset management and property management operations of the Former Advisor by hiring the Transferring Employees (as defined in the Contribution & Purchase Agreement), who comprise the workforce necessary for the management and day-to-day real estate and accounting operations of the Company and the Operating Partnership. The Company’s own employees now provide the services that the Former Advisor provided, as described above.
As of June 30, 2021, the Company is developing a multifamily property known as Garrison Station consisting of nine residential buildings with 176 apartment homes that are currently in various stages of development with remaining commitments to fund of approximately $4,000,000 (inclusive of applicable construction loan obligations) and estimated completion dates ranging through August 2021. As of June 30, 2021, 95 of the 176 apartment homes were placed in service.
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
June 30, 2021
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
Legal Matters
From time to time, the Company is subject, or party, to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition nor is the Company aware of any such legal proceedings contemplated by government agencies.
13.          Earnings Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(13,037,659)	$(53,224,622)	$(27,068,948)	$(62,905,750)
Less:
Distributions declared on Class A-2 OP Units	—	(163,314)	—	(163,314)
Distributions related to unvested restricted stockholders(1)	(41,370)	(2,796)	(92,353)	(5,667)
Numerator for loss per common share — basic	$(13,079,029)	$(53,390,732)	$(27,161,301)	$(63,074,731)
Weighted average common shares outstanding — basic and diluted(2)	109,905,923	109,139,963	109,896,333	88,660,741
Loss per common share — basic and diluted	$(0.12)	$(0.49)	$(0.25)	$(0.71)
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
14.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at June 30, 2021 and December 31, 2020:

June 30, 2021
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	7/1/2021 - 7/1/2023	One-Month LIBOR	6	$334,300,350	0.10%	3.57%	$21,255

December 31, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2021 - 7/1/2023	One-Month LIBOR	9	$407,935,350	0.14%	3.41%	$7,852
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and six months ended June 30, 2021, resulted in an unrealized loss (gain) of $9,617 and $(1,203), respectively, and for the three and six months ended June 30, 2020, resulted in an unrealized loss of $24,943 and $27,194, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the six months ended June 30, 2021 and 2020, the Company acquired interest rate cap agreements of $12,200 and $47,000, respectively, and did not receive settlement proceeds. The fair value of the interest rate cap agreements of $21,255 and $7,852 as of June 30, 2021 and December 31, 2020, respectively, is included in other assets on the accompanying consolidated balance sheets.
15.          Leases
Lessee
The Company leases office space, a parking garage, furniture, fixtures and office equipment. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately from each other. A limited number of leases include options to renew or options to extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of lease ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

		Three Months Ended June 30,
Lease Cost	Classification	2021	2020
Operating Lease cost(1)	Operating, maintenance and management	$6,469	$9,021
Operating Lease cost(1)	General and administrative	241,549	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3,060	—
Accretion of lease liabilities	Interest expense	86	—
Total lease cost		$251,164	$9,021

		Six Months Ended June 30,
Lease Cost	Classification	2021	2020
Operating Lease cost(1)	Operating, maintenance and management	$16,513	$16,526
Operating Lease cost(1)	General and administrative	483,098	—
Finance lease cost
Amortization of leased assets	Depreciation and amortization	6,120	—
Accretion of lease liabilities	Interest expense	193	—
Total lease cost		$505,924	$16,526
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Other information related to leases was as follows:

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	3.2	3.4
Finance leases	0.9	1.4
Weighted average discount rate
Operating Leases	3.3%	3.2%
Finance Leases	2.9%	2.9%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$567,794	$79,884
Operating cash outflows related to finance leases	$6,120	$—
Financing cash outflows related to finance leases	$—	$—
Operating Leases
The following table sets forth as of June 30, 2021, the undiscounted cash flows of the Company’s scheduled lease obligations for future minimum payments for the six months ending December 31, 2021 and for each of the next four years ending December 31, and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the Company’s accompanying consolidated balance sheets:

Year	Amount
Remainder of 2021	$594,614
2022	611,239
2023	188,990
2024	122,026
2025	94,506
Thereafter	266,910
Total undiscounted operating lease payments	$1,878,285
Less: interest	(293,387)
Present value of operating lease liabilities	$1,584,898

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
Finance Leases
The following table sets forth as of June 30, 2021, the undiscounted cash flows of the Company’s scheduled obligations for future minimum payments for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
Remainder of 2021	$6,120
2022	5,100
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted finance lease payments	$11,220
Less: interest	(127)
Present value of finance lease liabilities	$11,093
16.          Subsequent Events
Distributions Paid
On July 1, 2021, the Company paid distributions of $5,063,063, which related to distributions declared for each day in the period from June 1, 2021 through June 30, 2021 and consisted of cash distributions paid in the amount of $4,051,305 and $1,011,758 in shares issued pursuant to the DRP.
Distributions Declared
On July 24, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on August 1, 2021 and ending on August 31, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in August 2021 will be paid in September 2021. The distributions will be payable to stockholders from legally available funds therefor.
Garrison Station Real Estate Placed in Service
Subsequent to June 30, 2021, one additional building comprised of 24 apartment homes was placed in service at the Garrison Station development project.
Agreement and Plan of Merger
On July 26, 2021, the Company and the Operating Partnership, entered into an Agreement and Plan of Merger, (the “Merger Agreement”) with Independence Realty Trust, Inc. (“IRT”), IRT’s operating partnership, Independence Realty Operating Partnership, LP (“IRT OP”), and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“ IRT Merger Sub”).
On the terms, and subject to the conditions of, the Merger Agreement, the Company will merge with and into IRT Merger Sub, which is referred to herein as the “Company Merger”, with IRT Merger Sub surviving the Company Merger as a wholly-owned subsidiary of IRT; and immediately thereafter, the Operating Partnership will merge with and into IRT OP (the “Partnership Merger” and together with the Company Merger, the “IRT Mergers”), with IRT OP surviving the Partnership Merger.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
In the Company Merger, each outstanding share of the Company’s common stock, par value $0.01 per share, will be converted automatically into the right to receive 0.905, (the “Exchange Ratio”), of a newly issued share of IRT common stock, par value $0.01 per share, (the “IRT Common Stock”).
In the Partnership Merger, each outstanding unit of limited partnership of the Operating Partnership will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IRT OP, (the “IRT Common Unit”). Under the agreement of limited partnership of IRT OP, IRT common unitholders may generally tender their IRT Common Units, in whole or in part, to IRT OP for redemption for a cash amount based on the then-market price of an equivalent number of shares of IRT Common Stock, and IRT may thereupon elect, at its option, to satisfy the redemption by issuing one share of IRT Common Stock for each IRT Common Unit tendered for redemption.
Pursuant to the IRT Mergers, the Company’s stockholders will receive, in aggregate, in exchange for their shares of common stock, approximately, 99.8 million shares of IRT Common Stock and limited partners in the Operating Partnership will receive, in aggregate, in exchange for their operating partnership units, approximately 6.4 million IRT OP Common Units.
Consummation of the IRT Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and approval of the Company’s stockholders, and is expected to occur in the fourth quarter of 2021. For more information on the Mergers, see the Company’s Current Report on Form 8-K filed on July 26, 2021.
Suspension and Contingent Termination of the DRP and the Amended & Restated SRP
In connection with the approval of the IRT Mergers, on July 26, 2021, the Company announced that the Company’s board of directors, including all of the Company's independent directors, voted to terminate the DRP and the Amended & Restated SRP, each termination effective as of the effective time of the Company Merger. The Company’s board of directors, including all of the Company's independent directors, also voted to suspend (1) the DRP, effective as of the 10th day after notice is provided to stockholders and (2) indefinitely suspend the Amended & Restated SRP effective as of the 30th day after notice is provided to stockholders.
As a result of the suspension of the DRP, any distributions paid after the distribution payment date in August 2021 will be paid to the Company’s stockholders in cash. The Company can provide stockholders with assistance on directing cash distribution payments and answering questions. The suspension of the DRP will not affect the payment of distributions to stockholders who previously received their distributions in cash. In addition, as a result of the suspension of the Amended & Restated SRP, the Company will not process or accept any requests for redemption received after July 26, 2021.
Letter Agreement
On July 26, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Rodney Emery, the Company’s Chief Executive Officer and Chairman of the Company Board, and Steadfast REIT Investments, LLC (“SRI”). Pursuant to the Letter Agreement, SRI agreed to indemnify the Company, STAR OP, their subsidiaries and their successors and assigns (including IRT, IRT OP and IRT Merger Sub and their subsidiaries) (collectively, the “Indemnified Parties”), for 75% of any costs, expenses, judgments, liabilities and payments, including settlement payments and attorneys’ fees, incurred or arising in connection with any direct or derivative claims brought by any stockholder of the Company or its successors and assigns alleging breaches of duties under law or contract, including but not limited to breaches by any current or former directors of the Company, in connection with the Internalization Transaction (the “Internalization Claims”), if and to the extent such costs, expenses, judgments, liabilities and payments, including settlement payments and attorneys’ fees are not paid for by the Company’s insurance provider (subject only to the $1.0 million self-insurance retention amount in the Company’s D&O insurance policies, which retention amount would not be included in the covered costs described above).
SRI’s obligations under the Letter Agreement are capped at the lower of $20.3 million or the value of the Collateral (as defined below) at the time payment is owed under the Letter Agreement and any payments made pursuant to the Letter Agreement must be made solely with the delivery of the Collateral.
As used in the Letter Agreement, “Collateral” means the following, now or later held by or on behalf of SRI: (i) 1,277,778 Class B OP Units, or any interests into which they are exchanged or convert, (ii) distributions (cash or in kind) on any such Class B OP Units (or converted interests), (iii) cash payable or securities issuable, from time to time, upon the redemption, conversion or exchange of any of the foregoing, and (iv) all proceeds of any of the foregoing.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited)
In the event litigation is filed challenging the Company Merger that includes Internalization Claims and claims that are not Internalization Claims, then an allocation of costs, expenses, liabilities and payments, including settlement payments and attorneys’ fees (collectively, “Expenses”), shall be made to reflect Expenses that are reasonably attributable to the Company’s internalization transaction and are covered costs under the Letter Agreement, and any Expenses that are not covered costs under the Letter Agreement.
The Letter Agreement would terminate in the event the Merger Agreement terminates without the Merger Agreement having been consummated. SRI and Mr. Emery are relieved of their obligations under the Letter Agreement at such time that all of the Collateral, or Collateral valued at $20.3 million, whichever is first, has been applied in satisfaction of the portion of claims for which SRI is responsible, or when all applicable statute of limitations on Internalization Claims have expired and no Internalization Claims remain pending or unsatisfied.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One factor that could have a material adverse effect on our operations and future prospects is the adverse effect of COVID-19 and its variants on the financial condition, results of operations, cash flows and performance of us and our tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents will depend on future developments, including the outbreak of new strains of the virus and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
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
•our pending merger with IRT
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
•the impact of severe weather events;
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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of June 30, 2021, we owned and managed a diverse portfolio of 70 multifamily properties comprised of 21,936 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
Agreement and Plan of Merger
On July 26, 2021, we and Steadfast Apartment REIT Operating Partnership, L.P. our subsidiary operating partnership, or the Operating Partnership, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Independence Realty Trust, Inc., or IRT, IRT’s operating partnership, Independence Realty Operating Partnership, LP, or IRT OP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT, or IRT Merger Sub.
On the terms, and subject to the conditions of, the Merger Agreement, we will merge with and into IRT Merger Sub, which is referred to herein as the “Company Merger”, with IRT Merger Sub surviving the Company Merger as a wholly-owned subsidiary of IRT; and immediately thereafter, the Operating Partnership will merge with and into IRT OP, or the Partnership Merger, and, together with the Company Merger, the “IRT Mergers”, with IRT OP surviving the Partnership Merger.
In the Company Merger, each outstanding share of our common stock, par value $0.01 per share, will be converted automatically into the right to receive 0.905, or the Exchange Ratio, of a newly issued share of IRT common stock, par value $0.01 per share, or the IRT common stock.
In the Partnership Merger, each outstanding unit of limited partnership of the Operating Partnership will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IRT OP, or the IRT common unit. Under the agreement of limited partnership of IRT OP, IRT common unitholders may generally tender their IRT common units, in whole or in part, to IRT OP for redemption for a cash amount based on the then-market price of an equivalent number of shares of IRT common stock, and IRT may thereupon elect, at its option, to satisfy the redemption by issuing one share of IRT common stock for each IRT common unit tendered for redemption.
Pursuant to the IRT Mergers, our stockholders will receive, in aggregate, in exchange for their shares of common stock, approximately, 99.8 million shares of IRT common stock and limited partners in our Operating Partnership will receive, in aggregate, in exchange for their operating partnership units, approximately 6.4 million IRT OP common units.
Consummation of the IRT Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and approval of our stockholders, and is expected to occur in the fourth quarter of 2021. For more information on the Mergers, see our Current Report on Form 8-K filed on July 26, 2021.
In connection with the approval of the IRT Mergers, on July 26, 2021, we announced that our board of directors, including all of our independent directors, voted to terminate our distribution reinvestment plan and the share repurchase plan, each termination effective as of the effective time of the Company Merger. Our board of directors, including all of our independent directors, also voted to suspend (1) the distribution reinvestment plan, effective as of the 10th day after notice is provided to stockholders and (2) indefinitely suspend the share repurchase plan, effective as of 30th day after notice is provided to stockholders.
As a result of the suspension of the distribution reinvestment plan, any distributions paid after the distribution payment date in August 2021, will be paid to our stockholders in cash. We can provide stockholders with assistance on directing cash distribution payments and answering questions. The suspension of the distribution reinvestment plan will not affect the payment of distributions to stockholders who previously received their distributions in cash. In addition, as a result of the suspension of the share repurchase plan, we will not process or accept any requests for redemption received after July 26, 2021.

PART I — FINANCIAL INFORMATION (continued)

COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the quarter ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we provided certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. Due to reduced demand, we did not offer residents any other payment plans during the remaining months of 2020. In the aggregate, approximately $2,043,200 in rent was subject to the COVID-19 Payment Plan, with $40,542 still due as of June 30, 2021.
In January 2021, we began offering an extension to the COVID-19 Payment Plan, or the Extension Plan, that allows eligible residents to defer their rent, which is collected by us in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan. As of July 20, 2021, the number of qualifying residents who opted for the Extension Plan were 54 and approximately $47,000 in rent was subject to the Extension Plan.
During the quarter ended September 30, 2020, we initiated a debt forgiveness program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default on their lease payments, which we refer to as the “Debt Forgiveness Program.” Pursuant to the Debt Forgiveness Program, we offered qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. We determined that accounts receivable of $2,110,657 related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in our reserve. In the aggregate, $298,576 of rent was written off as of June 30, 2021. As of June 30, 2021, approximately 55 of 323 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write-off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During the six months ended June 30, 2021, we collected 96% in rent due pursuant to our leases. We collected 95% in rent due pursuant to our leases through July 20, 2021. We have reserved approximately $3,080,227 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown. We are currently working with residents at our communities to obtain rental relief assistance pursuant to the Emergency Rental Assistance Program adopted by the U.S. Department of Treasury.
Winter Storm
In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where we own and operate multifamily properties. The storms and the extreme cold temperatures resulted in power outages and freezing water pipes which negatively impacted some of our properties. Our properties are fully insured, and we expect the costs to be fully recoverable by insurance proceeds, less the plan’s deductible. During the six months ended June 30, 2021, we wrote off $14,902,551 of the carrying value of our fixed assets and recorded $8,261,990 of estimated repair expenses, with a corresponding increase in general and administrative expenses and an increase in our accounts payable and accrued liabilities, of which $6,849,973 has been paid as of June 30, 2021. We also recorded insurance recoveries of $23,164,541 for the estimated insurance claims proceeds in the amount of total losses incurred (as described above) as an increase in rents and other receivables with a corresponding decrease to general and administrative expenses. As a result, while our net loss for the six months ended June 30, 2021, was not impacted, we experienced a decrease in the carrying value of our real estate held for investment, net and increases to rents and other receivables and accounts payable and accrued liabilities in the consolidated balance sheets for six months ended June 30, 2021.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continue to offer shares of our common stock pursuant to our distribution

PART I — FINANCIAL INFORMATION (continued)

reinvestment plan. As of June 30, 2021, we had sold 112,167,095 shares of common stock for gross offering proceeds of $1,725,738,819, including 8,537,015 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $128,009,661 and 56,016,053 shares of common stock issued in connection with the Mergers (as defined below).
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
Pre-Internalization Operating Partnerships Merger
On August 28, 2020, pursuant to an Agreement and Plan of Merger, our Operating Partnership merged with and into the SIR OP, or the SIR OP/STAR OP Merger. The SIR OP/STAR OP Merger was treated for U.S. federal income tax purposes as a tax-deferred contribution by us of all of the assets and liabilities of STAR Operating Partnership to SIR OP under Section 721(a) of the Internal Revenue Code.
Immediately following the consummation of the SIR OP/STAR OP Merger, on August 28, 2020, pursuant to an Agreement and Plan of Merger, STAR III OP merged with and into SIR OP, or the Operating Partnership Merger, and together with the SIR OP/STAR OP Merger, the Operating Partnership Mergers, with SIR OP being the “resulting partnership” and STAR III OP terminating.
On August 28, 2020, SIR OP changed its name to “Steadfast Apartment REIT Operating Partnership, L.P.”, which is referred to herein as the “Operating Partnership.” In addition, on August 28, 2020, prior to completion of the Operating Partnership Mergers, we acquired STAR III Merger Sub. On August 28, 2020, SIR Merger Sub, as the initial general partner of the Operating Partnership, transferred all of its general partnership interests to us, and we were admitted as a substitute general partner of the Operating Partnership.

PART I — FINANCIAL INFORMATION (continued)

On August 28, 2020, we, Steadfast Income Advisor, LLC, the initial limited partner of the Operating Partnership, or SIR Advisor, Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Operating Partnership, or STAR III Advisor, Wellington VVM LLC, a Delaware limited liability company and limited partner of the Operating Partnership, or Wellington, and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Operating Partnership, or Copans, and together with Wellington, “VV&M”, entered into a Second Amended and Restated Agreement of Limited Partnership, or the Second A&R Partnership Agreement, in order to, among other things, reflect the consummation of the Operating Partnership Mergers.
The purpose of the pre-internalization Operating Partnership Mergers was to simplify our corporate structure so that we had a single operating partnership as our direct subsidiary.
Internalization Transaction
On August 31, 2020, we and the Operating Partnership entered into a series of transactions and agreements (such transactions and agreements hereinafter collectively referred to as the “Internalization Transaction”), with Steadfast REIT Investments, LLC, our former sponsor, or SRI, which resulted in the internalization of our external management functions provided by Steadfast Apartment Advisor, LLC, our former external advisor, which we refer to as our “Former Advisor,” and its affiliates. Prior to the Internalization Closing, which took place contemporaneously with the execution of the Contribution & Purchase Agreement (as defined below) on August 31, 2020, or the Internalization Closing, Steadfast Investment Properties, Inc., a California corporation, or SIP, Steadfast REIT Services, Inc., a California corporation, or Steadfast REIT Services, and their respective affiliates owned and operated all of the assets necessary to operate as a self-managed company, and employed all the employees necessary to operate as a self-managed company.
Pursuant to a Contribution and Purchase Agreement, between us, the Operating Partnership and SRI, SRI contributed to the Operating Partnership all of the membership interests in STAR RS Holdings, LLC, a Delaware limited liability company, or SRSH, and the assets and rights necessary to operate as a self-managed company in all material respects, and the liabilities associated with such assets and rights, or the Contribution, in exchange for $124,999,000, which was paid as follows: (1) $31,249,000 in cash, or the Cash Consideration, and (2) 6,155,613.92 Class B units of limited partnership interests in the Operating Partnership, or the Class B OP Units, having the agreed value set forth in the Contribution and Purchase Agreement, or the OP Unit Consideration. In addition, we purchased all of our Class A Convertible Stock held by the Former Advisor for $1,000. As a result of the Internalization Transaction, we became self-managed and acquired components of the advisory, asset management and property management operations of the Former Advisor and its affiliates by hiring the employees, who comprise the workforce necessary for the management and day-to-day real estate and accounting operations for us and the Operating Partnership. Additional information on the Internalization Transaction can be found on our Current Report in Form 8-K filed with the SEC on September 3, 2020. See also Note 3 (Internalization Transaction) to our consolidated financial statements in this Quarterly Report.
On July 16, 2021, we received a derivative demand letter addressed to our board of directors, purportedly sent on behalf of two stockholders, relating to the Internalization Transaction. The letter demanded that our board of directors appoint a committee to investigate the Internalization Transaction and, among other things, determine whether there exists any basis for us to pursue claims relating to that transaction, including for recovery of payments made in the transaction. We are considering the request.
The Former Advisor
Prior to the Internalization Transaction, our day-to-day operations were externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between us and the Former Advisor, as amended, the “Advisory Agreement.” On August 31, 2020, prior to the Internalization Closing, we, the Former Advisor and the Operating Partnership entered into a Joinder Agreement pursuant to which the Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, we and the Former Advisor entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 were paid in cash to the Former Advisor by the Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, or SRS, assumed the rights and obligations of the Advisory Agreement from the Former Advisor.
The Operating Partnership
Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, we, as the general partner and parent of the Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, which is referred to herein as the “Operating Partnership Agreement”, to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by

PART I — FINANCIAL INFORMATION (continued)

SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
The Operating Partnership Agreement provides that the Operating Partnership will be operated in a manner that will enable us to (1) satisfy the requirements for being classified as a REIT for federal income tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the Operating Partnership being taxed as a corporation, rather than as a disregarded entity.
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
Market Outlook
The global COVID-19 pandemic and resulting shutdown of large components of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The degree to which our business is impacted by the COVID-19 pandemic will depend on a number of variables, including access to testing and vaccines, the reimposition of “shelter in place” orders, new strains of the virus and the continuation of new COVID-19 cases throughout the world.
While all property classes have been adversely impacted by last year’s economic downturn, we believe we are well-positioned to navigate this unprecedented period. We believe multifamily properties have been less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should outperform other classes of multifamily properties. We also believe that long-run economic and demographic trends should benefit our existing portfolio. Home ownership rates should remain low. Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are expected to continue to increasingly choose rental housing over home ownership. Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments while Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. These factors should lead to continued growth as the economy recovers.

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of June 30, 2021, we owned the 70 multifamily apartment communities and three parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	98.9%	95.5%	$1,120	$1,093
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	97.7%	96.1%	995	967
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	96.3%	95.1%	1,379	1,331
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,674,187	98.0%	95.4%	1,114	1,089
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,543,649	96.4%	94.4%	1,455	1,411
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	97.9%	95.3%	1,205	1,134
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	97.4%	96.6%	1,230	1,193
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	96.0%	91.3%	870	826
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,879,557	97.3%	96.8%	1,147	1,125
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,605,842	95.2%	96.2%	1,159	1,132
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,276,942	97.8%	95.6%	1,094	1,071
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,744,175	96.5%	95.1%	1,038	1,008
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	96.4%	95.1%	1,177	1,153
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	96.4%	93.3%	1,221	1,149
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	94.3%	94.7%	932	901
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	97.3%	95.0%	1,080	1,063
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,876,472	95.8%	97.0%	1,467	1,492
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,635,748	92.1%	97.2%	1,439	1,417
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,364,644	96.9%	96.5%	1,482	1,470
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	40,901,065	98.0%	95.2%	1,348	1,315
21	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,191,700	97.3%	96.3%	1,057	1,031
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,949,546	94.9%	94.9%	1,727	1,708
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	41,429,758	96.0%	95.2%	1,456	1,421
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	92.9%	94.2%	1,344	1,340
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,670,737	97.6%	96.4%	1,058	1,051
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,079,007	98.6%	95.5%	1,414	1,396

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	$47,750,000	$45,400,708	95.2%	94.6%	$1,267	$1,239
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	95.9%	94.9%	1,206	1,180
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	96.4%	95.4%	1,274	1,252
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	97.0%	96.4%	1,125	1,051
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	97.9%	96.4%	1,530	1,485
32	Garrison Station(5)	Murfreesboro, TN	5/30/2019	95	17,703,957	14,831,682	57.9%	—%	1,207	—
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	62,063,929	35,175,943	95.5%	94.2%	1,343	1,379
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	96.1%	93.5%	1,339	1,275
35	Clarion Park Apartments(6)	Olathe, KS	3/6/2020	220	21,121,795	12,637,163	95.0%	93.6%	807	843
36	Spring Creek Apartments(6)	Edmond, OK	3/6/2020	252	28,186,894	16,976,264	97.6%	96.0%	872	895
37	Montclair Parc Apartment Homes(6)	Oklahoma City, OK	3/6/2020	360	40,352,125	(7)	94.4%	96.1%	861	905
38	Hilliard Park Apartments(6)	Columbus, OH	3/6/2020	201	28,599,225	11,677,454	97.0%	97.0%	1,201	1,149
39	Sycamore Terrace Apartments(6)	Terre Haute, IN	3/6/2020	250	34,419,259	23,015,965	96.4%	94.8%	1,187	1,155
40	Hilliard Summit Apartments(6)	Columbus, OH	3/6/2020	208	31,087,442	14,121,206	97.6%	95.7%	1,277	1,260
41	Forty 57 Apartments(6)	Lexington, KY	3/6/2020	436	63,030,831	33,515,762	98.2%	95.2%	987	964
42	Riverford Crossing Apartments(6)	Frankfort, KY	3/6/2020	300	38,139,145	19,114,002	97.3%	95.7%	1,061	1,002
43	Hilliard Grand Apartments(6)	Dublin, OH	3/6/2020	314	50,549,232	23,793,453	96.5%	94.3%	1,306	1,280
44	Deep Deuce at Bricktown(6)	Oklahoma City, OK	3/6/2020	294	52,519,973	33,340,580	95.2%	95.2%	1,239	1,242
45	Retreat at Quail North(6)	Oklahoma City, OK	3/6/2020	240	31,945,162	13,482,796	97.1%	97.1%	982	986
46	Tapestry Park Apartments(8)	Birmingham, AL	3/6/2020	354	68,840,769	48,699,796	93.5%	97.2%	1,414	1,380
47	BriceGrove Park Apartments(6)	Canal Winchester, OH	3/6/2020	240	27,854,616	(7)	97.5%	94.6%	978	936
48	Retreat at Hamburg Place(6)	Lexington, KY	3/6/2020	150	21,341,085	(7)	98.0%	97.3%	1,051	1,026
49	Villas at Huffmeister(6)	Houston, TX	3/6/2020	294	41,720,117	27,290,725	98.6%	97.6%	1,170	1,190
50	Villas of Kingwood(6)	Kingwood, TX	3/6/2020	330	54,428,708	34,717,002	96.1%	95.5%	1,220	1,207
51	Waterford Place at Riata Ranch(6)	Cypress, TX	3/6/2020	228	28,278,262	(7)	95.6%	95.2%	1,132	1,122
52	Carrington Place(6)	Houston, TX	3/6/2020	324	42,258,525	(7)	96.6%	95.7%	1,093	1,059
53	Carrington at Champion Forest(6)	Houston, TX	3/6/2020	284	37,280,704	(7)	96.5%	94.7%	1,092	1,103
54	Carrington Park at Huffmeister(6)	Cypress, TX	3/6/2020	232	33,032,451	20,819,072	97.4%	97.0%	1,195	1,179

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
55	Heritage Grand at Sienna Plantation(6)	Missouri City, TX	3/6/2020	240	$32,796,345	$14,098,517	96.7%	95.4%	$1,105	$1,104
56	Mallard Crossing Apartments(6)	Loveland, OH	3/6/2020	350	52,002,345	(7)	94.3%	94.9%	1,169	1,150
57	Reserve at Creekside(6)	Chattanooga, TN	3/6/2020	192	24,522,910	15,042,588	98.4%	95.8%	1,153	1,096
58	Oak Crossing Apartments(6)	Fort Wayne, IN	3/6/2020	222	32,391,032	21,569,095	98.6%	94.6%	1,050	1,026
59	Double Creek Flats(6)	Plainfield, IN	3/6/2020	240	35,490,439	23,571,744	97.5%	95.8%	1,110	1,075
60	Jefferson at Perimeter Apartments(6)	Dunwoody, GA	3/6/2020	504	113,483,898	73,020,091	95.0%	96.2%	1,355	1,334
61	Bristol Village Apartments(6)	Aurora, CO	3/6/2020	240	62,019,009	34,980,995	96.3%	96.7%	1,451	1,400
62	Canyon Resort at Great Hills Apartments(6)	Austin, TX	3/6/2020	256	48,319,858	31,644,623	89.5%	95.3%	1,375	1,371
63	Reflections on Sweetwater Apartments(6)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,837,085	98.2%	97.5%	1,168	1,148
64	The Pointe at Vista Ridge(6)	Lewisville, TX	3/6/2020	300	51,625,394	31,023,229	98.0%	96.0%	1,300	1,282
65	Belmar Villas(6)	Lakewood, CO	3/6/2020	318	79,351,923	46,819,687	95.6%	94.7%	1,362	1,355
66	Sugar Mill Apartments(6)	Lawrenceville, GA	3/6/2020	244	42,784,645	24,832,254	97.5%	96.7%	1,211	1,154
67	Avery Point Apartments(6)	Indianapolis, IN	3/6/2020	512	55,706,852	31,268,630	94.7%	95.3%	867	841
68	Cottage Trails at Culpepper Landing(6)	Chesapeake, VA	3/6/2020	183	34,657,950	23,127,034	98.4%	97.8%	1,473	1,410
69	Arista at Broomfield(8)	Broomfield, CO	3/13/2020	—	8,950,417	—	—%	—%	—	—
70	VV&M Apartments	Dallas, TX	4/21/2020	310	59,969,074	45,328,745	96.8%	92.6%	1,309	1,363
71	Flatirons Apartments(9)	Broomfield, CO	6/19/2020	—	8,989,353	—	—%	—%	—	—
72	Los Robles	San Antonio, TX	11/19/2020	306	51,620,836	—	96.4%	90.5%	1,272	1,261
73	Ballpark Apartments at Town Madison	Huntsville, AL	6/29/2021	274	77,466,685	—	92.7%	—%	1,438	—
				21,936	$3,254,370,156	$1,388,596,919	96.2%	95.4%	$1,198	$1,173
________________
(1)As of June 30, 2021, our portfolio was approximately 98.1% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.
(2)Average monthly rent is based upon the effective rental income for the month of June 2021 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, net and premiums and discounts, net associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $5,191,773 related to the refinancings pursuant to our credit facilities and revolver, each as described herein.
(4)Properties secured under the terms of the Master Credit Facility Agreement, or MCFA, with Newmark Group Inc., formerly Berkeley Point Capital, LLC, or the Facility Lender.

PART I — FINANCIAL INFORMATION (continued)

(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community with 176 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market. On October 16, 2019, we obtained a loan from PNC Bank, National Association, or PNC Bank, in an amount up to a maximum principal balance of $19,800,000 to finance a portion of the development and construction. As of June 30, 2021, five buildings comprised of 95 apartment homes were placed in service and were 95.7% leased, and are included within total real estate held for investment, net in the accompanying consolidated balance sheets.
(6)We acquired 36 real estate properties in the Mergers on March 6, 2020, for an aggregate purchase price of $1,575,891,924, which represents the fair value of the acquired real estate assets including capitalized transaction costs.
(7)Properties secured under the terms of a Master Credit Facility Agreement with PNC Bank, or the PNC MCFA.
(8)We acquired the Arista at Broomfield property on March 13, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community with 325 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market.
(9)We acquired the Flatirons property on June 19, 2020, which included unimproved land, currently zoned as a PUD. The current zoning permits the development of the property into a multifamily community with 296 apartment homes of studio, 1 and 2-bedrooms with a typical mix for this market.
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
Casualty Loss
We carry liability insurance to mitigate our exposure to certain losses, including those relating to property damage and business interruption. We record the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the six months ended June 30, 2021, we incurred property damage and other losses of $23,164,541, which was recorded as general and administrative expenses, with a corresponding insurance recoveries income up to the amount of losses incurred (as described above) within general and administrative expenses in the accompanying consolidated statements of operations.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the month of January 2021, which if paid each day over a 365-day period, is equivalent to $0.90 per share, and were calculated at a rate of $0.001438 per share per day commencing on February 1, 2021 through June 30, 2021, which if paid each day over a 365-day period, is equivalent to $0.525 per share.

PART I — FINANCIAL INFORMATION (continued)

The distributions declared and paid during the first and second fiscal quarters ended June 30, 2021, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
1st Quarter 2021	$18,909,212	$0.161	$18,012,522	$4,600,603	$22,613,125	$4,040,865	$18,572,260	$4,040,865
2nd Quarter 2021	15,355,645	0.131	12,412,151	3,108,489	15,520,640	15,520,640	—	25,001,402
	$34,264,857	$0.292	$30,424,673	$7,709,092	$38,133,765	$19,561,505	$18,572,260	$29,042,267
____________________
(1)Distributions during the month ended January 2021 were based on daily record dates and calculated at a rate of $0.002466 per share per day. On January 12, 2021, our board of directors determined to reduce the distribution rate to $0.001438 per share per day commencing on February 1, 2021 and ending February 28, 2021, which was extended through June 30, 2021, and which if paid each day over a 365-day period is equivalent to $0.525 per share.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and six months ended June 30, 2021, we paid aggregate distributions of $15,520,640 and $38,133,765, including $12,412,151 and $30,424,673 of distributions paid in cash and 199,903 and 501,978 shares of our common stock issued pursuant to our distribution reinvestment plan for $3,108,489 and $7,709,092, respectively. For the three and six months ended June 30, 2021, our net loss was $13,700,912 and $28,510,475, we had funds from operations, or FFO, of $19,351,234 and $38,193,000 and net cash provided by operations of $25,001,402 and $29,042,267, respectively. For the three and six months ended June 30, 2021, we funded $15,520,640 and $19,561,505, or 100% and 51%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $0 and $18,572,260, or 0% and 49%, from funds equal to our distribution reinvestment plan, respectively. Since inception, of the $324,530,825 in total distributions paid through June 30, 2021, including shares issued pursuant to our distribution reinvestment plan, 67% of such amounts were funded from cash flow from operations, 27% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 6% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
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
As of June 30, 2021, we had not entered into any material leases as a lessee, except for a sub-lease entered into in connection with the Internalization Transaction on September 1, 2020. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At June 30, 2021, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
•unrestricted cash balance, which was $160,949,592 as of June 30, 2021;
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

PART I — FINANCIAL INFORMATION (continued)

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
PNC Master Credit Facility
On June 17, 2020, seven of our indirect wholly-owned subsidiaries, each a “Borrower” and collectively, the “Facility Borrowers” entered into the PNC MCFA with PNC Bank, for an aggregate principal amount of $158,340,000. The PNC MCFA provides for two tranches: (1) a fixed rate loan in the aggregate principal amount of $79,170,000 that accrues interest at 2.82% per annum; and (2) a variable rate loan in the aggregate principal amount of $79,170,000 that accrues interest at the one-month LIBOR plus 2.135% per annum. If LIBOR is no longer posted through electronic transmission, is no longer available or, in PNC Bank’s determination, is no longer widely accepted or has been replaced as the index for similar financial instruments, PNC Bank will choose a new index taking into account general comparability to LIBOR and other factors, including any adjustment factor to preserve the relative economic positions of the Borrowers and PNC Bank with respect to any advances made pursuant to the PNC MCFA. We paid $633,360 in the aggregate in loan origination fees to PNC Bank in connection with the financings, and paid the Former Advisor a loan coordination fee of $791,700.
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
We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the Revolver Loans from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver as of June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	June 30, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,202,518)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,599,176)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(390,079)	(487,329)
Credit facilities, net	$745,285,227	$744,862,886
_______________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of June 30, 2021 and December 31, 2020, was $1,532,597 and $1,298,265, respectively.

PART I — FINANCIAL INFORMATION (continued)

(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of June 30, 2021 and December 31, 2020, was $190,042 and $99,283, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of June 30, 2021 and December 31, 2020, was $198,799 and $101,549, respectively.
Forward Contracts
On May 6, 2021 and June 14, 2021, we entered into agreements, or the Forward Contract Obligations, with the general contractor, or GC, to acquire, for a fixed price, a lumber material package and mixed material package to be used in the construction of the Arista at Broomfield development. Under the Forward Contract Obligations, the GC is obligated to deliver the specific package of lumber and mixed materials and we are obligated to pay, the agreed upon sum of $8,949,562 and $6,532,344 to the GC upon delivery, which is estimated to be late summer or early fall 2021. Pursuant to the Forward Contract Obligations, the GC owns and is responsible for storage of the lumber and mixed material packages prior to delivery to us. The Forward Contract Obligations are recorded in the consolidated financial statements in the period in which the Forward Contract Obligations are cancelled or the lumber and or mixed material packages are purchased from the GC for use in the development.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station, a development project in Murfreesboro, TN, in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to the daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio (“DSCR”) of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. As of June 30, 2021 and December 31, 2020, the principal outstanding balance on the construction loan was $14,831,682 and $6,264,549, respectively.
Assumed Debt as a Result of the Completion of Mergers
On March 6, 2020, upon consummation of the Mergers, we assumed all of SIR’s and STAR III’s obligations under the outstanding mortgage loans secured by 29 properties. We recognized the fair value of the assumed notes payable in the Mergers of $795,431,027, which consisted of the assumed principal balance of $791,020,471 and a net premium of $4,410,556.
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
Reference Rate Reform
In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We are monitoring the market transition from the LIBOR and other inter bank offered rates to alternative reference rates, such as the secured overnight financing rate, or SOFR, which we refer to as reference rate reform. For more information on reference rate reform, see Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report for details. We identified the instruments influenced by LIBOR to be our variable rate mortgage notes payable and interest rate cap agreements, a majority of which, are expected to continue to use LIBOR through June 2023 or beyond until lenders and other market participants finalize their transition plans. Once transition plans are finalized, it is expected that SOFR will be used. Given the nature of the expected changes to our interest rate cap agreements (all of which mature by July 1, 2023 and are not expected to transition to SOFR) and variable rate mortgage notes payable, we expect to meet the conditions of the practical expedients provided by the FASB and elect to not apply the modification accounting requirements to our contracts affected by the reference rate reform within the permitted period of December 31, 2022.

PART I — FINANCIAL INFORMATION (continued)

Cash Flows Provided by Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities was $29,042,267, compared to $26,067,550 for the six months ended June 30, 2020. The increase in our net cash provided by operating activities is primarily due to a decrease in investment management fees, loan coordination fees, property management fees and property management reimbursements paid to our Former Advisor as a result of the Internalization Transaction, partially offset by an increase in interest payments and an increase related to the damage caused to certain multifamily properties impacted by the winter storm that took place in February 2021, compared to the same prior year period.
Cash Flows (Used in) Provided by Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $104,543,729, compared to $31,202,385 of net cash provided by investing activities during the six months ended June 30, 2020. The increase in our net cash used in investing activities was primarily due to the increase in cash and restricted cash acquired in connection with the Mergers, net of transaction costs, and the decrease in net proceeds from the sale of real estate investments, partially offset by the decrease in the acquisition of land held for the development of apartment homes during the six months ended June 30, 2021, compared to the same prior year period. Net cash used in investing activities during the six months ended June 30, 2021, consisted of the following:
•$75,966,685 of cash used for the acquisition of real estate investments;
•$17,869,569 of cash used for improvements to real estate investments;
•$9,861,232 of cash used for additions to real estate held for development;
•$1,500,000 of cash used for escrow deposits for real estate acquisitions;
•$12,200 of cash used for interest rate cap agreements; and
•$665,957 of cash provided by proceeds from insurance claims.
Cash Flows (Used in) Provided by Financing Activities
During the six months ended June 30, 2021 and 2020, net cash used in financing activities was $32,346,277, compared to $161,532,802 of net cash provided by financing activities during the six months ended June 30, 2020. The change from net cash provided by financing activities to net cash used in financing activities was primarily due to a decrease in proceeds received from borrowings on the MCFA and PNC MCFA, an increase in payments on our mortgage notes payable, and an increase in distributions paid to and repurchases of common stock from common stockholders during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, partially offset by a decrease in deferred financing costs and an increase in proceeds from the issuance of mortgage notes payable during the six months ended June 30, 2021, compared to the same prior year period. Net cash used in financing activities during the six months ended June 30, 2021, consisted of the following:
•$4,379,959 of net cash from the issuance of a mortgage note payable after $4,187,174, of principal payments on mortgage notes payable;
•$30,424,673 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $7,709,092; and
•$6,301,563 of cash paid for the repurchase of common stock.

PART I — FINANCIAL INFORMATION (continued)

Contractual Commitments and Contingencies
As of June 30, 2021, we had (1) indebtedness totaling $2,133,882,146, comprised of an aggregate principal amount of $2,142,186,851, net deferred financing costs of $11,273,390 and net premiums of $2,968,685 and (2) the Forward Contract Obligations of $15,481,906. The following is a summary of our contractual obligations as of June 30, 2021:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$577,003,363	$40,311,258	$156,808,655	$145,620,947	$234,262,503
Principal payments on outstanding debt obligations(2)	2,142,186,851	4,475,904	110,349,830	255,770,627	1,771,590,490
Forward contract obligations(3)	15,481,906	15,481,906	—	—	—
Total	$2,734,672,120	$60,269,068	$267,158,485	$401,391,574	$2,005,852,993
________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at June 30, 2021. We incurred interest expense of $20,087,353 and $39,895,031 during the three and six months ended June 30, 2021, including amortization of deferred financing costs totaling $548,784 and $1,097,565, net unrealized loss (gain) from the change in fair value of interest rate cap agreements of $9,617 and $(1,203), amortization of net loan premiums and discounts of $(423,160) and $(841,049), credit facility commitment fees of $31,417 and $65,991, imputed interest on the finance lease portion of the sublease of $86 and $193, and capitalized interest of $244,822 and $560,066, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
(2)Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude net deferred financing costs and any loan premiums or discounts associated with certain notes payable.
(3)Scheduled payments on the Forward Contract Obligations are based on the terms of the forward contract agreements entered into with the GC on May 6, 2021 and June 14, 2021, for the lumber and mixed material packages required to construct the Arista at Broomfield project according to the approved plans, locking in the price of the lumber and mixed materials as of that date.
Our debt obligations contain customary financial and non-financial debt covenants. As of June 30, 2021 and December 31, 2020, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The ability to compare one period to another is primarily affected by (1) the acquisitions and dispositions of multifamily properties inclusive of 36 multifamily properties acquired in the Mergers during the six months ended June 30, 2020, the acquisition of two multifamily properties since June 30, 2020, the disposition of two multifamily properties since June 30, 2020, and to a lesser extent placing into service 95 apartment homes previously held for development during the six months ended June 30, 2021, and (2) the Internalization Closing. As of June 30, 2021, we owned 70 multifamily properties and three parcels of land held for the development of apartment homes. Our results of operations were also affected by our value-enhancement activity completed through June 30, 2021.
Our results of operations for the three and six months ended June 30, 2021 and 2020, are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. As a result of the Internalization Transaction, we are now a self-managed REIT and no longer bear the costs of the various fees and expense reimbursements previously paid to our Former Advisor and its affiliates. However, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Former Advisor and its affiliates.
Additionally, the outbreak of COVID-19 impacted our residents’ ability to pay rent which in turn could impact our future revenues and expenses. The impact of COVID-19 on our future results could be significant and will largely depend on future

PART I — FINANCIAL INFORMATION (continued)

developments, which are highly uncertain and cannot be predicted, including new information, which may emerge concerning the severity of “future waves” of COVID-19 outbreaks, the success of actions taken to contain or treat COVID-19, access to testing and vaccines, and reactions by consumers, companies, governmental entities and capital markets.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Consolidated Results of Operations for the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020
The following table summarizes the consolidated results of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2021	2020	Change $	Change %
Total revenues	$85,624,632	$80,295,594	$5,329,038	7%	$(232,246)	$5,561,284
Operating, maintenance and management	(21,333,781)	(19,719,766)	(1,614,015)	(8)%	21,001	(1,635,016)
Real estate taxes and insurance	(14,587,524)	(13,667,771)	(919,753)	(7)%	(303,432)	(616,321)
Fees to affiliates	(4,263)	(13,709,333)	13,705,070	100%	256,514	13,448,556
Depreciation and amortization	(33,277,511)	(53,455,666)	20,178,155	38%	1,247,739	18,930,416
Interest expense	(20,087,353)	(19,715,318)	(372,035)	(2)%	302,746	(674,781)
General and administrative expenses	(11,736,380)	(5,272,855)	(6,463,525)	(123)%	18,713	(6,482,238)
Impairment of real estate	—	(5,039,937)	5,039,937	100%	5,039,937	—
Interest income	98,049	134,262	(36,213)	(27)%	119	(36,332)
Insurance proceeds in excess of losses incurred	31,873	57,689	(25,816)	(45)%	—	(25,816)
Equity in loss from unconsolidated joint venture	—	(2,968,207)	2,968,207	100%	—	2,968,207
Fees and other income from affiliates	1,571,346	—	1,571,346	100%	—	1,571,346
Net loss	$(13,700,912)	$(53,061,308)	$39,360,396	74%

NOI(3)	$49,699,064	$43,694,146	$6,004,918	14%
FFO(4)	$19,351,234	$8,884,356	$10,466,878	118%
MFFO(4)	$20,146,618	$10,251,910	$9,894,708	97%
________________
(1)    Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, related to multifamily properties acquired, disposed of, or placed in service, on or after April 1, 2020.
(2)    Represents the favorable (unfavorable) dollar amount change for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
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
Net loss
For the three months ended June 30, 2021, we had a net loss of $13,700,912 compared to a net loss of $53,061,308 for the three months ended June 30, 2020. The decrease in net loss of $39,360,396 over the comparable prior year period was due to the increase in total revenues of $5,329,038, the decrease in fees to affiliates of $13,705,070, the decrease in depreciation and amortization expense of $20,178,155, the decrease in the impairment of real estate of $5,039,937, the decrease in loss from unconsolidated joint venture of $2,968,207, and the increase in fees and other income from affiliates of $1,571,346, partially offset by the increase in operating, maintenance and management expenses of $1,614,015, the increase in real estate taxes and insurance of $919,753, the increase in interest expense of $372,035, the increase in general and administrative expenses of $6,463,525, the decrease in interest income of $36,213, and the decrease in insurance proceeds in excess of losses incurred of $25,816.
Total revenues
Total revenues were $85,624,632 for the three months ended June 30, 2021, compared to $80,295,594 for the three months ended June 30, 2020. The increase of $5,329,038 was primarily due to an increase in occupancy from 94.6% as of June 30, 2020 to 96.2% as of June 30, 2021 coupled with an increase in average monthly rents from $1,180 to $1,198 during the same period. We also experienced an increase of $5,561,284 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended June 30, 2021, were $21,333,781 compared to $19,719,766 for the three months ended June 30, 2020. The increase of $1,614,015 was primarily due to increases in information technology related expenses, repairs and maintenance and advertising during the three months ended June 30, 2021 compared to the same prior year period.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $14,587,524 for the three months ended June 30, 2021, compared to $13,667,771 for the three months ended June 30, 2020. The increase of $919,753 was primarily due to an increase in assessed real estate tax values at certain properties in our portfolio.
Fees to affiliates
Fees to affiliates were $4,263 for the three months ended June 30, 2021, compared to $13,709,333 for the three months ended June 30, 2020. The net decrease of $13,705,070 was primarily due to a decrease in investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel as a result of the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $33,277,511 for the three months ended June 30, 2021, compared to $53,455,666 for the three months ended June 30, 2020. The decrease of $20,178,155 was primarily due to the net decrease in

PART I — FINANCIAL INFORMATION (continued)

tenant origination and absorption costs acquired in connection with the Mergers of $39,395,837, subsequently amortized since June 30, 2020. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended June 30, 2021, was $20,087,353 compared to $19,715,318 for the three months ended June 30, 2020. The increase of $372,035 was primarily due to the increase in credit facility borrowings during the three months ended June 30, 2020, which experienced a full quarter of interest expense during the three months ended June 30, 2021.
Included in interest expense is the amortization of deferred financing costs of $548,784 and $482,406, net unrealized loss from the change in fair value of interest rate cap agreements of $9,617 and $24,943, interest on capital leases of $86 and $0, amortization of net loan premiums and discounts of $(423,160) and $(413,858) and costs associated with the refinancing of debt of $0 and $11,484, net of capitalized interest of $244,822 and $193,049, for the three months ended June 30, 2021 and 2020, respectively. The capitalized interest is included in real estate on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2021, were $11,736,380 compared to $5,272,855 for the three months ended June 30, 2020. These general and administrative costs consisted primarily of payroll costs, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $6,463,525 was primarily due to an increase of $6,482,238 in general and administrative expenses predominantly due to payroll costs for the acquired personnel as a result of the Internalization Transaction.
Impairment of real estate assets
Impairment charges of real estate assets for the three months ended June 30, 2021, were $0 compared to $5,039,937 for the three months ended June 30, 2020. The impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the three months ended June 30, 2020.
Interest income
Interest income for the three months ended June 30, 2021, was $98,049 compared to $134,262 for the three months ended June 30, 2020. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended June 30, 2021, was $31,873 compared to $57,689 for the three months ended June 30, 2020. In general, we expect insurance proceeds in excess of losses incurred to be correlated to the volume and severity of insurance related incidents at our multifamily properties.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended June 30, 2021, was $0 compared to $2,968,207 for the three months ended June 30, 2020. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture had been accounted for as an unconsolidated joint venture under the equity method of accounting. On July 16, 2020, we sold our joint venture interest. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the three months ended June 30, 2021, was $1,571,346 compared to $0 for the three months ended June 30, 2020. The increase of $1,571,346 was primarily income earned pursuant to the SRI Property Management Agreements and Construction Management Agreements with affiliates of our former sponsor and the Transition Services Agreement entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.

PART I — FINANCIAL INFORMATION (continued)

Consolidated Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table summarizes the consolidated results of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2021	2020	Change $	Change %
Total revenues	$168,782,450	$134,009,534	$34,772,916	26%	$30,859,620	$3,913,296
Operating, maintenance and management	(42,098,814)	(32,216,328)	(9,882,486)	(31)%	(8,014,753)	(1,867,733)
Real estate taxes and insurance	(28,444,417)	(22,411,216)	(6,033,201)	(27)%	(5,627,532)	(405,669)
Fees to affiliates	(8,550)	(22,136,629)	22,128,079	100%	8,387,838	13,740,241
Depreciation and amortization	(67,152,017)	(82,031,561)	14,879,544	18%	12,991,096	1,888,448
Interest expense	(39,895,031)	(34,106,272)	(5,788,759)	(17)%	(6,660,530)	871,771
General and administrative expenses	(23,061,791)	(7,703,154)	(15,358,637)	(199)%	206,103	(15,564,740)
Impairment of real estate	—	(5,039,937)	5,039,937	100%	5,039,937	—
Gain on sale of real estate, net	—	11,384,599	(11,384,599)	(100)%	(11,384,599)	—
Interest income	203,068	387,516	(184,448)	(48)%	(118,121)	(66,327)
Insurance proceeds in excess of losses incurred	135,360	124,412	10,948	9%	124,168	(113,220)
Equity in loss from unconsolidated joint venture	—	(3,003,400)	3,003,400	100%	3,003,400	—
Fees and other income from affiliates	3,029,267	—	3,029,267	100%	—	3,029,267
Net loss	$(28,510,475)	$(62,742,436)	$34,231,961	55%

NOI(3)	$98,236,585	$73,832,773	$24,403,812	33%
FFO(4)	$38,193,000	$16,562,739	$21,630,261	131%
MFFO(4)	$39,051,887	$17,944,768	$21,107,119	118%
________________
(1)    Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, related to multifamily properties acquired or disposed of, or placed in service, on or after January 1, 2020.
(2)    Represents the favorable (unfavorable) dollar amount change for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
(3)     See “—Net Operating Income” below for a reconciliation of NOI to net loss.
(4)         See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the six months ended June 30, 2021, we had a net loss of $28,510,475 compared to $62,742,436 for the six months ended June 30, 2020. The decrease in net loss of $34,231,961 over the comparable prior year period was due to an increase in total revenues of $34,772,916, a decrease in fees to affiliates of $22,128,079, a decrease in depreciation and amortization expense of $14,879,544, a decrease in impairment of real estate of $5,039,937, an increase in insurance proceeds in excess of losses incurred of $10,948, a decrease in equity in loss from unconsolidated joint venture of $3,003,400, and an increase in fees

PART I — FINANCIAL INFORMATION (continued)

and other income from affiliates of $3,029,267, partially offset by an increase in operating, maintenance and management expenses of $9,882,486, an increase in real estate taxes and insurance of $6,033,201, an increase in interest expense of $5,788,759, an increase in general and administrative expenses of $15,358,637, a decrease in gain on sale of real estate, net of $11,384,599, and a decrease in interest income of $184,448.
Total revenues
Total revenues were $168,782,450 for the six months ended June 30, 2021, compared to $134,009,534 for the six months ended June 30, 2020. The increase of $34,772,916 was primarily due to the increase in total revenues of $30,859,620 due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full six months of operations in 2021. In addition, we experienced an increase of $3,913,296 in total revenues at the multifamily properties held throughout both periods as a result of an increase in occupancy, ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $42,098,814 for the six months ended June 30, 2021, compared to $32,216,328 for the six months ended June 30, 2020. The increase of $9,882,486 was primarily due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full six months of operations in 2021. In addition, we experienced an increase of $1,867,733 in operating, maintenance and management expenses at the multifamily properties held throughout both periods due to increases in payroll, information technology related expenses, utilities, repairs and maintenance and advertising.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $28,444,417 for the six months ended June 30, 2021, compared to $22,411,216 for the six months ended June 30, 2020. The increase of $6,033,201 was primarily due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full six months of operations in 2021. In addition, we experienced an increase of $405,669 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $8,550 for the six months ended June 30, 2021, compared to $22,136,629 for the six months ended June 30, 2020. The decrease of $22,128,079 was primarily due to a decrease in investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel as a result of costs savings in connection with the Internalization Transaction.
Depreciation and amortization
Depreciation and amortization expenses were $67,152,017 for the six months ended June 30, 2021, compared to $82,031,561 for the six months ended June 30, 2020. The decrease of $14,879,544 was primarily due to the net decrease in tenant origination and absorption costs acquired in connection with the Mergers of $39,395,837, subsequently amortized since June 30, 2020. In addition, we experienced an increase of $1,888,448 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the six months ended June 30, 2021, was $39,895,031 compared to $34,106,272 for the six months ended June 30, 2020. The increase of $5,788,759 was primarily due to the increase in credit facility borrowings during the six months ended June 30, 2020, which experienced a full period of interest expense during the six months ended June 30, 2021.
Included in interest expense is the amortization of deferred financing costs of $1,097,565 and $809,876, net, unrealized (gain) loss on derivative instruments of $(1,203) and $27,194, amortization of net debt premiums of $(841,049) and $(528,440), interest on capital leases of $193 and $0, closing costs associated with the refinancing of debt of $0 and $42,881, credit facility commitment fees of $65,991 and $0, net of capitalized interest of $560,066 and $262,619 and interest on construction loans of $5,395 and $0, for the six months ended June 30, 2021 and 2020, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the

PART I — FINANCIAL INFORMATION (continued)

availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2021, were $23,061,791 compared to $7,703,154 for the six months ended June 30, 2020. These general and administrative expenses consisted primarily of payroll costs, legal fees, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $15,358,637 was primarily due to an increase of $15,564,740 in general and administrative expenses predominantly due to payroll costs for the acquired personnel as a result of the Internalization Transaction.
Impairment of real estate assets
Impairment charges of real estate assets for the six months ended June 30, 2021, were $0 compared to $5,039,937 for the six months ended June 30, 2020. The decrease in impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the six months ended June 30, 2020. No impairment charges were recorded during the six months ended June 30, 2021.
Gain on sale of real estate
Gain on sale of real estate for the six months ended June 30, 2021, was $0 compared to $11,384,599 for the six months ended June 30, 2020. The decrease in gain on sale of real estate was due to the gain recognized on the disposition of one multifamily property during the six months ended June 30, 2020, compared to the disposition of no multifamily properties during the six months ended June 30, 2021. Our gain on sale of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the six months ended June 30, 2021, was $203,068 compared to $387,516 for the six months ended June 30, 2020. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the six months ended June 30, 2021, was $135,360 compared to $124,412 for the six months ended June 30, 2020. In general, we expect insurance proceeds in excess of losses incurred to be correlated to the volume and severity of insurance related incidents at our multifamily properties.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the six months ended June 30, 2021, was $0 compared to $3,003,400 for the six months ended June 30, 2020. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture had been accounted for as an unconsolidated joint venture under the equity method of accounting. On July 16, 2020, we sold our joint venture interest. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the six months ended June 30, 2021, was 3,029,267 compared to $0 for the six months ended June 30, 2020. The increase of $3,029,267 was solely due to income earned pursuant to the SRI Property Management Agreements and Construction Management Agreements with affiliates of our former sponsor and the Transition Services Agreement entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
Property Operations for the Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at April 1, 2020. A “non-same-store” property is a property that was acquired, placed into service or disposed of after April 1, 2020. As of June 30, 2021, 67 of our properties were categorized as same-store properties.

PART I — FINANCIAL INFORMATION (continued)

The following table presents the same-store results from operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021	2020	Change $	Change %
Same-store properties:
Revenues	$82,860,207	$77,298,923	$5,561,284	7.2%
Operating expenses(1)	34,127,043	35,780,899	(1,653,856)	(4.6)%
Net operating income	48,733,164	41,518,024	7,215,140	17.4%

Non-same-store properties:
Net operating income	965,900	2,176,122	(1,210,222)

Total Net operating income(2)	$49,699,064	$43,694,146	$6,004,918
________________
(1)Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.
(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended June 30, 2021, was $48,733,164 compared to $41,518,024 for the three months ended June 30, 2020. The 17.4% increase in same-store net operating income was a result of a 7.2% increase in same-store rental revenues and a 4.6% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended June 30, 2021, were $82,860,207 compared to $77,298,923 for the three months ended June 30, 2020. The 7.2% increase in same-store revenues was primarily a result of an increase in same-store occupancy from 95.2% as of June 30, 2020, to 96.4% as of June 30, 2021 and ordinary monthly rent increases and monthly rent increases from the completion of value-enhancement projects.
Operating Expenses
Same-store operating expenses for the three months ended June 30, 2021, were $34,127,043 compared to $35,780,899 for the three months ended June 30, 2020. The decrease in same-store operating expenses was primarily attributable to a decrease in property management fees as a result of the Internalization Transaction in addition to a decrease in payroll costs, property related general and administrative expenses and turnover costs, partially offset by an increase in real estate taxes during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
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
The following is a reconciliation of our NOI to net loss for the three and six months ended June 30, 2021 and 2020 computed in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(13,700,912)	$(53,061,308)	$(28,510,475)	$(62,742,436)
Fees to affiliates(1)	—	9,651,793	—	15,495,182
Depreciation and amortization	33,277,511	53,455,666	67,152,017	82,031,561
Interest expense	20,087,353	19,715,318	39,895,031	34,106,272
General and administrative expenses	11,736,380	5,272,855	23,061,791	7,703,154
Gain on sale of real estate	—	—	—	(11,384,599)
Other gains(2)	(129,922)	(191,951)	(338,428)	(511,928)
Adjustments for investment in unconsolidated joint venture(3)	—	1,369,425	—	1,653,219
Other-than-temporary impairment of investment in unconsolidated joint venture(4)	—	2,442,411	—	2,442,411
Impairment of real estate(5)	—	5,039,937	—	5,039,937
Fees and other income from affiliates(6)	(1,571,346)	—	(3,029,267)	—
Affiliated rental revenue(7)	—	—	5,916	—
Net operating income	$49,699,064	$43,694,146	$98,236,585	$73,832,773
_______________
(1)        Fees to affiliates for the three and six months ended June 30, 2021, exclude property management fees of $4,263 and $8,550, respectively, that are included in NOI. Fees to affiliates for the three and six months ended June 30, 2020, exclude property management fees of $2,369,487 and $3,865,857 and other reimbursements of $1,688,053 and $2,775,590, respectively, that are included in NOI.

PART I — FINANCIAL INFORMATION (continued)

(2)    Other gains for the three and six months ended June 30, 2021 and 2020, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
(3) Reflects adjustment to add back our noncontrolling interest share of the adjustments to reconcile our net loss attributable to common stockholders to NOI for our equity investment in the unconsolidated joint venture, which principally consisted of depreciation, amortization and interest expense incurred by the joint venture as well as the amortization of outside basis difference.
(4) Reflects adjustment to add back an other-than-temporary impairment of $2,442,411 in the three and six months ended June 30, 2020 related to our investment in BREIT Steadfast MF JV LP (our “Joint Venture”). See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
(5) Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the three and six months ended June 30, 2020.
(6) Reflects adjustment to exclude income earned pursuant to the Transition Services Agreement, Property Management Agreements and Construction Management Agreements entered into in connection with the Internalization Transaction.
(7) Reflects adjustment to add back rental revenue earned from a consolidated entity following the Internalization Transaction that represent intercompany transactions that are eliminated in consolidation.
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

PART I — FINANCIAL INFORMATION (continued)

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
Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that are not capitalized, as discussed below, and affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the public, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

PART I — FINANCIAL INFORMATION (continued)

Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of net loss to MFFO:
Net loss	$(13,700,912)	$(53,061,308)	$(28,510,475)	$(62,742,436)
Depreciation of real estate assets	32,708,712	33,315,155	65,752,765	56,066,977
Amortization of lease-related costs(1)	343,434	20,138,302	950,710	25,961,107
Gain on sale of real estate, net	—	—	—	(11,384,599)
Impairment of real estate(2)	—	5,039,937	—	5,039,937
Impairment of unconsolidated joint venture(3)	—	2,442,411	—	2,442,411
Adjustments for investment in unconsolidated joint venture(4)	—	1,009,859	—	1,179,342
FFO	19,351,234	8,884,356	38,193,000	16,562,739
Acquisition fees and expenses(5)(6)	787,438	1,344,282	863,433	1,357,429
Unrealized loss (gain) on derivative instruments	9,617	24,943	(1,203)	27,194
Amortization of below market leases	(1,671)	(1,671)	(3,343)	(2,594)
MFFO	$20,146,618	$10,251,910	$39,051,887	$17,944,768
________________
(1) Amortization of lease-related costs for the three and six months ended June 30, 2021 and 2020, exclude amortization of operating lease ROU assets of $3,367 and $6,734 and $2,209 and $3,477, respectively, and exclude the amortization of Property Management Agreements acquired in connection with the Internalization Transaction of $206,811 and $413,622 and $0 and $0, respectively, that are included in FFO.
(2)Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the three and six months ended June 30, 2020.
(3)Reflects adjustments to add back impairment charges in the three and six months ended June 30, 2020 related to our investment in our Joint Venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
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
(6)Acquisition fees and expenses for the three and six months ended June 30, 2021 and 2020 include acquisition expenses of $787,438 and $863,433 and $1,344,282 and $1,357,429, respectively, which did not meet the criteria for capitalization under ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to professional services fees incurred in connection with the ongoing pursuit of strategic alternatives and the acquisition expenses related to real estate projects which did not come to fruition.
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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2021, the fair value of our fixed rate debt was $1,985,905,942 and the carrying value of our fixed rate debt was $1,852,856,997. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At June 30, 2021, the fair value of our variable rate debt was $279,890,793 and the carrying value of our variable rate debt was $281,025,149. Based on interest rates as of June 30, 2021, if interest rates are 100 basis points higher during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase by $2,872,030 and if interest rates are 100 basis points lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would decrease by $288,490.
At June 30, 2021, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.10%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.71% at June 30, 2021. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2021 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2021, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of June 30, 2021, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of June 30, 2021 were not in excess of the capped rates. See also Note 14 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this Quarterly Report.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
PART II
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
Item 1A. Risk Factors
The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Unless otherwise stated in these risk factors or the context otherwise requires, references in these risk factors to:
•“combined company” are to IRT and its consolidated subsidiaries after consummation of the pending IRT Mergers;
•“IRT parties” are to IRT, IRT OP and IRT Merger Sub;
•“NYSE” are to the New York Stock Exchange;
•“STAR common stock” are to shares of our common stock, par value $0.01 per share;
•“STAR OP Units” are to units of limited partnership interest in the Operating Partnership; and
•“STAR parties” are to both the Company and the Operating Partnership.
Risks Relating to the IRT Mergers
The IRT Mergers may not be consummated on the terms or timeline currently contemplated, or at all. Consummation of the IRT Mergers is subject to many conditions and if these conditions are not satisfied or waived, the IRT Mergers will not be consummated, which could adversely affect the businesses of the Company, and, in certain circumstances, result in the requirement that the Company pay a termination fee or certain expense reimbursements.
Consummation of the IRT Mergers is subject to certain conditions, including: (1) the receipt of required approvals from the Company’s common stockholders and from IRT’s common stockholders, (2) the authorization for listing of the shares of IRT common stock to be issued in the IRT Mergers or reserved for issuance in connection therewith on the New York Stock Exchange, (3) the effectiveness of the registration statement on Form S-4 that IRT will file with the SEC, (4) the absence of any order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the IRT Mergers or any law that makes the consummation of the IRT Mergers illegal, (5) the accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications, (6) material compliance with each party’s covenants and (7) the receipt by each of the Company and IRT of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, and of an opinion as to the qualification of the Company and IRT, respectively, as a REIT under the Internal Revenue Code and (8) the receipt of the Company and IRT of certain lender consents.
The Company cannot provide assurance that the conditions to consummation of the IRT Mergers will be satisfied or waived, and accordingly, that the IRT Mergers will be consummated on the terms or timeline that the parties anticipate, or at all. The Company or IRT may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the IRT Mergers are not consummated by January 31, 2022.
Failure to consummate the IRT Mergers may adversely affect the the Company’s results of operations, financial condition and business prospects for many reasons, including, among others:
•the company will have incurred substantial costs relating to the IRT Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the IRT Mergers, which could adversely affect its financial condition, results of operations and ability to make distributions to its stockholders and to pay the principal of and interest on its outstanding indebtedness;

PART II — OTHER INFORMATION (continued)
•the IRT Mergers, whether or not they close, will divert the attention of the management of the Company instead of enabling them to more fully pursue other opportunities that could be beneficial to the Company, without realizing any of the benefits of having consummated the IRT Mergers or the other transactions contemplated by the Merger Agreement; and
•any reputational harm due to the adverse perception of any failure to successfully consummate the IRT Mergers. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, the Company may be required to pay IRT a $74 million termination fee and expense reimbursement of up to $10 million; provided, however, any termination fee payable will be deducted by the expense reimbursement amount.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the price of IRT’s common stock or in the relative values of the Company and IRT.
At the effective time of the Company Merger, each issued and outstanding share of STAR common stock will be converted into the right to receive 0.905 newly issued shares of IRT common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares. At the effective time of the Partnership Merger, each issued and outstanding unit of Operating Partnership will be converted into the right to receive 0.905 common units of IRT OP. The Exchange Ratio is fixed and will not be adjusted for changes in the market price of IRT common stock or in the relative values of the Company and IRT. The price of IRT common stock at the closing of the IRT Mergers may vary from its price on July 26, 2021, the date the Merger Agreement was executed. Changes in IRT’s common stock price prior to consummation of the IRT Mergers will affect the market value of the merger consideration, which may be more or less than the fair value of the Company’s net assets on the closing date. Changes in IRT’s common stock price may result from a variety of factors (many of which are beyond the control of the Company and IRT), including the following factors:
•changes in IRT’s business, operations, assets, liabilities or prospects;
•changes in market assessments of the business, operations, financial position and prospects of IRT and the Company;
•market assessments of the likelihood that the IRT Mergers will be consummated;
•interest rates, general market and economic conditions and other factors generally affecting the price of IRT common stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which IRT operates; and
•other factors beyond the control of IRT or the Company, including those described under this heading “Risk Factors.”
The pendency of the IRT Mergers could adversely affect the business and operations of the Company and IRT.
In connection with the pending IRT Mergers, current and prospective employees of the Company and IRT may experience uncertainty about their future roles with IRT following the IRT Mergers, which may materially adversely affect the ability of each of the Company and IRT to attract and retain key personnel during the pendency of the IRT Mergers. In addition, due to operating covenants in the Merger Agreement, each of the Company and IRT may be unable (without the other party’s prior written consent), during the pendency of the IRT Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, some current or prospective tenants, operators or vendors of each of the Company and IRT may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company and IRT, regardless of whether the IRT Mergers are consummated.
The IRT Mergers and related transactions are subject to certain closing conditions, including approval by stockholders of both the Company and IRT.
In order for the IRT Mergers to be consummated, the Company’s common stockholders must approve the Company Merger, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of STAR common stock entitled to vote on such proposal. In addition, IRT common stockholders must approve the issuance of IRT common stock in the IRT Mergers by the affirmative vote of the holders of at least a majority of the votes cast on such proposal. This approval by IRT stockholders is required under applicable NYSE rules.
The IRT Mergers may not be accretive, and may be dilutive, to IRT’s earnings per share, which may negatively affect the market price of IRT common stock received in the merger.

PART II — OTHER INFORMATION (continued)
Because shares of IRT common stock will be issued in the IRT Mergers, it is possible that, although IRT currently expects the IRT Mergers to be accretive to earnings per share in the first full year excluding one-time charges, the IRT Mergers may be dilutive to IRT’s earnings per share, which could negatively affect the market price of shares of IRT common stock.
In connection with the completion of the IRT Mergers, based on the number of issued and outstanding shares of STAR common stock as of July 26, 2021, IRT would issue approximately 99.8 million shares of IRT common stock. The issuance of these new shares of IRT common stock could have the effect of depressing the market price of shares of IRT common stock through dilution of earnings per share or otherwise.
In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the IRT Mergers. Any dilution of, or delay of any accretion to, IRT’s earnings per share could cause the price of shares of IRT common stock to decline or grow at a reduced rate.
The Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company from making a favorable proposal, and, in specified circumstances, could require the Company to make a substantial termination payment to IRT.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of each of the Company and IRT to initiate, solicit, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share sale, share exchange, asset sale, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving any purchase or sale of 20% or more of the consolidated assets of the Company or IRT. In addition, either the Company or IRT generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “acquisition proposal” that may be made to the other party before the board of directors of such other party may withdraw or modify its recommendation in response to such competing acquisition proposal or may terminate the Merger Agreement to enter into such a competing acquisition proposal. In some circumstances, on termination of the Merger Agreement, one of the parties may be required to pay a substantial termination fee $74 million if the fee is payable by the Company to the IRT parties and $74 million if the fee is payable by IRT to the STAR parties), and expense reimbursement of up to $10 million; provided, however, any termination fee payable will be reduced by the expense reimbursement amount paid, if any.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher value than the value expected to be received by the Company through the IRT Mergers, or might result in a potential competing acquiror proposing to pay a lower price for the Company than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated and after the termination the Company seeks another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the Merger Agreement.
The IRT Mergers will result in changes to the board of directors and management that may affect the strategy and operations of the combined company.
Upon consummation of the IRT Mergers, Scott F. Schaeffer, currently IRT’s Chairman of the Board and Chief Executive Officer, will continue in these positions for the combined company; James J. Sebra, currently IRT’s Chief Financial Officer, will continue in this position for the combined company; Farrell M. Ender, currently IRT’s President, will continue in this position for the combined company; Jessica K. Norman, currently IRT’s Executive Vice President and General Counsel, will serve as Chief Legal Officer of the combined company; and Ella S. Neyland, currently the Company’s President, Chief Financial Officer and Treasurer, will serve as Chief Operating Officer of the combined company. In addition, upon consummation of the IRT Mergers, the board of directors of the combined company will be comprised of the following five incumbent directors of the Company’s board of directors and the following five incumbent directors of IRT’s board of directors: Stephen R. Bowie, Ned W. Brines, Ana Marie del Rio, Ella S. Neyland and Thomas H. Purcell; and Scott F. Schaeffer, Richard D. Gebert, Melinda H. McClure, DeForest Blake Soaries Jr. and Lisa Washington, respectively.This new composition of the board of directors and executive management team may affect the combined company’s business strategy and operating decisions following the closing of the IRT Mergers. In addition, there can be no assurances that the new board of directors and executive management team will function effectively as a team and that there will not be any adverse effects on the combined company’s business as a result.

PART II — OTHER INFORMATION (continued)
An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of the Company and IRT and their ability to consummate the transactions contemplated by the Merger Agreement.
Transactions similar to the IRT Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either parties’ board of directors breached their respective duties to their stockholders or other equity holders by entering into a merger agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. If litigation or other legal proceedings are brought against the Company, IRT or their respective boards of directors or subsidiaries in connection with the Merger Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against such actions but they may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense, even if successful, could have a material adverse effect on the Company’s or IRT’s ability to consummate the IRT Mergers or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
Directors and executive officers of the Company have interests in the IRT Mergers that are different from, or in addition to, the interests of the Company’s other stockholders.
Directors and executive officers of the Company have interests in the IRT Mergers that are different from, or in addition to, the interests of the Company’s other stockholders generally. These interests include, among others: severance payments under their employment agreements if their employment is terminated in a qualifying termination following closing of the IRT Mergers; certain of the unvested restricted shares of STAR common stock held by the Company’s directors and executive officers will vest upon closing of the IRT Mergers; and rights to ongoing indemnification and insurance coverage by IRT as the surviving company for acts or omissions occurring prior to the IRT Mergers. The Company’s board of directors was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the Merger Agreement and the IRT Mergers, and to recommend the approval of the Merger Agreement to the Company’s stockholders. These interests, among other things, may have influenced the directors and executive officers of the Company to support or approve the IRT Mergers.
The fairness opinion obtained from the financial advisor to the Company’s Board will not reflect subsequent developments.
In connection with the proposed IRT Mergers, the Company’s Board received an oral opinion on July 24, 2021 from RBC Capital Markets, LLC, later confirmed by delivery of a written opinion dated as of July 26, 2021, as to the fairness, from a financial point of view and as of such date, of the Exchange Ratio to the holders (other than IRT and its affiliates) of STAR common stock, which opinion was based on and subject to the various assumptions made, procedures followed, matters considered and limitations and qualifications on the review undertaken. The opinion does not reflect developments that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of the Company or IRT, changes in general market and economic conditions or regulatory or other factors. Any such changes, or other factors on which the opinions are based, may materially alter or affect the relative values of the Company and IRT.
Litigation challenging the Company Merger may increase transaction costs and prevent the Company Merger from becoming effective or from becoming effective within the expected time frame.
If any stockholder files a lawsuit challenging the Company Merger, the Company and IRT can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Company Merger on the agreed-upon terms, such an injunction may prevent the completion of the Company Merger in the expected time frame or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.
Risks Relating to the Combined Company Following the IRT Mergers
The combined company expects to incur substantial expenses related to the IRT Mergers and the transactions contemplated by the Merger Agreement.
The combined company expects to incur substantial expenses in consummating the IRT Mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and IRT. There are a large number of systems that must be integrated or separated in connection with the IRT Mergers, and the other transactions contemplated by the Merger Agreement, including leasing, billing, management information, purchasing, accounting and

PART II — OTHER INFORMATION (continued)
finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While the Company and IRT have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the IRT Mergers and the transactions contemplated by the Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the IRT Mergers, the combined company may be unable to integrate the businesses of the Company and IRT successfully or realize the anticipated synergies and related benefits of the IRT Mergers and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.
The IRT Mergers involve the combination of the Company and IRT, two companies which currently operate as independent companies. In addition, the Company recently completed the Internalization Transaction, pursuant to which it internalized its previously externalized management functions. The combined company will be required to devote significant management attention and resources to integrating their business practices and operations. Potential difficulties that the Company and IRT may encounter in the integration process include the following:
•the inability to successfully combine the businesses of the Company and IRT, particularly in light of the Internalization Transaction, in a manner that permits the combined company to achieve the cost savings anticipated to result from the IRT Mergers, which would result in some anticipated benefits of the IRT Mergers not being realized in the time frame currently anticipated or at all;
•loss of revenue as a result of certain residents of either of the Company or IRT deciding not to do business with the combined company;
•the complexities associated with managing the combined company out of multiple locations and integrating personnel from the two companies;
•the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases;
•the failure to retain key employees of either the Company or IRT;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the IRT Mergers and the transactions contemplated by the Merger Agreement; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by consummating the IRT Mergers and integrating the Company’s and IRT’s operations into the combined company.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, customers, vendors, joint venture partners and employees or to achieve the anticipated benefits of the IRT Mergers, or could otherwise adversely affect the business and financial results of the combined company.
The combined company’s anticipated level of indebtedness will increase substantially upon consummation of the IRT Mergers and may increase the related risks IRT now faces.
Upon consummation of the IRT Mergers, the combined company intends to assume and/or refinance certain indebtedness of the Company and the Operating Partnership and, as a result, IRT’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that IRT’s cash flows could be insufficient to meet required payments on its indebtedness or to continue to pay dividends on its common stock. On June 30, 2021, IRT had consolidated indebtedness of approximately $1.06 billion. On June 30, 2021, the Company had consolidated indebtedness of approximately $2.13 billion. Taking into account IRT’s consolidated indebtedness as of June 30, 2021, and the assumption, in the IRT Mergers, of the Company’s consolidated indebtedness at fair value as of June 30, 2021, the pro forma total consolidated indebtedness of the combined company, as of June 30, 2021, would have been approximately $3.32 billion if the IRT Mergers had been consummated on June 30, 2021.
The combined company’s increased indebtedness could have important consequences to holders of its common stock, including:
•increasing the combined company’s vulnerability to general adverse economic and industry conditions;

PART II — OTHER INFORMATION (continued)
•limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the combined company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry and economic conditions; and
•putting the combined company at a disadvantage compared to its competitors with less indebtedness.
Additionally, if the combined company defaults under a debt instrument, it will automatically be in default under any other debt instrument that has cross-default provisions and the holders of all such indebtedness may be entitled to demand its immediate repayment. If the combined company defaults under a secured debt instrument, it may lose any property securing that indebtedness.
The combined company may need to incur additional indebtedness in the future.
In connection with executing its business strategy following the IRT Mergers, the combined company expects to evaluate the possibility of acquiring additional properties and making strategic investments, and it may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the combined company following the IRT Mergers, including hindering its ability to adjust to changing market, industry or economic conditions; limiting its ability to access the capital markets to refinance maturing debt or to fund acquisitions; limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; making the combined company more vulnerable to economic or industry downturns, including interest rate increases; and placing the combined company at a competitive disadvantage compared to less leveraged competitors.
The combined company will depend on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the combined company’s business.
Five members of the Company’s current board of directors, five members of the current IRT board of directors, Ella S. Neyland, the Company’s current President, Chief Financial Officer and Treasurer, and substantially all of IRT’s executive officers will continue as members of the board of directors and executive management of the combined company. The future success of the combined company depends in large part on its ability to hire and retain a sufficient number of qualified personnel. The future success of the combined company also depends upon the continued service of these executive officers, who each have extensive market knowledge and relationships and will exercise substantial influence over the combined company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the combined company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the combined company in negotiations with lenders, existing and potential tenants and industry personnel.
Key employees of the Company or IRT may depart either before or after the IRT Mergers because of issues relating to the uncertainty and difficulty of integration or separation or a desire not to remain with the combined company following the IRT Mergers. Accordingly, no assurance can be given that the combined company, following the IRT Mergers and the transactions contemplated by the Merger Agreement, will be able to retain key employees to the same extent as in the past.
The future results of the combined company will suffer if the combined company does not effectively manage its operations following the IRT Mergers and the transactions contemplated by the Merger Agreement.
Following the IRT Mergers, the combined company may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which poses substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, to successfully monitor its operations, costs, regulatory compliance and service quality and to maintain other necessary internal controls. The Company cannot assure you that following the IRT Mergers, the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The trading price of shares of the combined company’s common stock following the IRT Mergers may be affected by factors different from those affecting the net asset value per share of STAR common stock and the price of shares of IRT common stock before the IRT Mergers.

PART II — OTHER INFORMATION (continued)
If the IRT Mergers are consummated, then, based on the number of shares of STAR common stock and IRT common stock outstanding as of July 26, 2021, immediately following consummation of the IRT Mergers, legacy stockholders of the Company will hold approximately 50% of the outstanding shares of IRT common stock and legacy IRT stockholders will hold approximately 50% of the outstanding shares of IRT common stock. The results of operations of the combined company, as well as the trading price of IRT common stock, after the IRT Mergers may be affected by factors different from those currently affecting the trading prices of IRT common stock and net asset value per share determinations of STAR common stock. These different factors include:
•a greater number of shares of IRT common stock outstanding, as compared to the number of shares of IRT common stock currently outstanding and STAR common stock currently outstanding;
•different stockholders in the combined company;
•the combined company’s increased level of indebtedness; and
•the combined company owning different assets and maintaining different capitalizations.
Accordingly, the historical trading prices of IRT common stock, the historical net asset value per share of STAR common stock, and the historical financial results of IRT and the Company may not be indicative of these matters for the combined company after the IRT Mergers
Holders of certain outstanding indebtedness of IRT and/or the Company may exercise contractual rights under the respective debt agreements in connection with the IRT Mergers.
Each of IRT and the Company is a party to debt agreements that give the lenders under such agreements certain rights following a merger or change of control, including the right to demand immediate repayment upon the merger or change of control absent a waiver or consent by the applicable lenders. Loan agreements covering approximately $2.13 billion of the Company’s indebtedness will require lender waivers or consents for consummation of the IRT Mergers. There is no assurance that any or all of the lenders will provide such waivers or consents and if they do not, then the aggregate amount of indebtedness that would become due and payable upon consummation of the IRT Mergers would be substantial and could result in a material adverse effect on the combined company.
Counterparties to certain agreements with IRT and/or the Company may exercise contractual rights under such agreements in connection with the IRT Mergers.
Each of the Company and IRT is party to certain agreements that may give the counterparty certain rights following a change of control or similar event, including in some cases the right to terminate the agreement. Under some such agreements, the IRT Mergers may constitute a change of control of the Company or IRT, as applicable, or cause certain other triggering events and therefore the counterparty may exercise certain rights under the agreement upon the closing of the IRT Mergers. Any such counterparty may request modifications of its agreement as a condition to granting a waiver or consent under its agreement or it may terminate or seek to terminate its agreement with the Company or IRT, as applicable, as a result of such change of control (if permitted to do so by the applicable agreement). There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available.
Risks Relating to the Status of the Company and IRT as REITs
The combined company may incur adverse tax consequences if the Company or IRT has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
Each of the Company and IRT has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code and intends to continue to do so through the time of the IRT Mergers. The combined company intends to continue operating in such a manner following the IRT Mergers. Neither the Company nor IRT has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of the Company or IRT may affect each company’s ability to qualify as a REIT. In order to qualify as a REIT, each of the Company and IRT must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
The closing of the IRT Mergers is conditioned on receipt by IRT of an opinion from Morrison & Foerster LLP to the effect that, for all taxable years commencing with the Company’s taxable year ended December 31, 2014 and through the Company

PART II — OTHER INFORMATION (continued)
Merger effective time, the Company has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and receipt by the Company of an opinion from Troutman Pepper Hamilton Sanders LLP to the effect that, for all taxable years commencing with IRT’s taxable year ended December 31, 2011, IRT has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and its proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code for its taxable year that includes the Company Merger effective time and future taxable years. The foregoing REIT opinions, however, will be based on the factual representations provided by the Company and IRT to counsel and limited by the assumptions set forth therein, and are not a guarantee that the Company or IRT, in fact, has qualified, or, in the case of IRT, will continue to qualify as a REIT, nor are such opinions binding on the IRS. Moreover, as noted above, neither the Company nor IRT has requested or plans to request a ruling from the IRS that it qualifies as a REIT.
If the combined company loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:
•it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);
•it could be subject to increased state and local taxes for such periods;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.
Even if the combined company retains its REIT status, if the Company is determined to have lost its REIT status for a taxable year ending on or before the IRT Mergers, the combined company would be subject to adverse tax consequences. This could substantially reduce the combined company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the combined company otherwise maintains its REIT qualification:
•the combined company generally would be subject to corporate level tax with respect to the built-in gain on each asset of the Company existing at the time of the IRT Mergers if the combined company were to dispose of such asset during the five-year period following the IRT Mergers;
•the combined company would succeed to any earnings and profits accumulated by the Company for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend before the end of the taxable year in which the IRT Mergers close and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and
•if the Company incurred any unpaid tax liabilities prior to the IRT Mergers, those tax liabilities would be transferred to the combined company as a result of the IRT Mergers.
If there is an adjustment to the Company’s taxable income or dividends paid deductions for taxable years ending on or prior to the IRT Mergers, the combined company could elect to use the deficiency dividend procedure in order to maintain the Company’s REIT status for such taxable years. That deficiency dividend procedure could require the combined company to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of all these factors, IRT’s or the Company’s failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the market value of its common stock. In addition, for years in which the combined company does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.
If the Company Merger does not qualify as a reorganization for federal income tax purposes, the Company’s stockholders may recognize taxable gain or loss in respect of their shares of STAR common stock.
The Company and IRT intend the Company Merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Although the IRS will not provide a ruling on the matter, the Company and IRT will, as a condition

PART II — OTHER INFORMATION (continued)
to closing, each obtain an opinion from their respective legal counsel that the Company Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. These opinions do not bind the IRS or prevent the IRS from adopting a contrary position. If the Company Merger fails to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, then each of the Company’s stockholder generally would recognize gain or loss for U.S. federal income tax purposes on each share of STAR common stock surrendered in an amount equal to the difference between the fair market value of the merger consideration received in exchange for that share upon completion of the Company Merger and the stockholder’s adjusted tax basis in that share.
Risks Relating to an Investment in IRT Common Stock
The market price of IRT common stock may decline as a result of the IRT Mergers and the transactions contemplated by the Merger Agreement.
The market price of IRT common stock may decline as a result of the IRT Mergers and the transactions contemplated by the Merger Agreement if, among other things, the combined company does not achieve the perceived benefits of the IRT Mergers and the transactions contemplated by the Merger Agreement or the effect of the IRT Mergers and the transactions contemplated by the Merger Agreement on the combined company’s results of operations or financial condition is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the IRT Mergers and the transactions contemplated by the Merger Agreement, IRT stockholders will own interests in the combined company, which will operate an expanded business with a different mix of properties, risks and liabilities. Stockholders of IRT may not wish to continue to invest in the combined company, or may wish to dispose of some or all of their shares of IRT common stock. If, following the effective time of the IRT Mergers or while the IRT Mergers are pending, large amounts of IRT common stock are sold, the market price of IRT common stock could decline, perhaps substantially.
Following the IRT Mergers and the transactions contemplated by the Merger Agreement, the combined company may not continue to pay dividends at the rate or frequency currently paid by the Company or IRT.
Following consummation of the IRT Mergers, holders of IRT common stock may not receive dividends at the same rate or frequency that they did as stockholders of the Company or IRT prior to the IRT Mergers for a variety of reasons, such as the following:
•the combined company may not have enough cash to pay such dividends due to changes in the combined company’s cash requirements, capital spending plans, cash flow or financial position;
•decisions on whether, when and in what amounts to pay any future dividends will remain at all times entirely at the discretion of the combined company board of directors, which reserves the right to change the combined company’s dividend practices at any time and for any reason; and
•the amount of dividends that the combined company’s subsidiaries may distribute to the combined company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders of the combined company will have no contractual or other legal right to dividends that have not been declared by the combined company board of directors.
Shares of IRT common stock to be received by the Company’s stockholders in the Company Merger will have rights different from the shares of STAR common stock.
After the Company Merger effective time, the Company’s stockholders who receive shares of IRT common stock in connection with the Company Merger will have different rights than they currently have as stockholders of the Company and these rights may be, or may be perceived to be, less favorable than their current rights as stockholders of the Company.
Other Risks
Following the IRT Mergers, the market price and trading volume of IRT common stock may be volatile.
The United States stock markets, including the NYSE, on which the IRT common stock is and, after the IRT Mergers, will continue to be listed under the symbol “IRT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of IRT common stock is likely to be similarly volatile, and investors in shares of IRT common stock may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to IRT’s operating

PART II — OTHER INFORMATION (continued)
performance or prospects. IRT cannot assure you that the market price of shares of IRT’s common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed elsewhere in these “Risk Factors,” a number of factors could negatively affect IRT’s common stock price or result in fluctuations in the price or trading volume of IRT’s common stock, including:
•the annual yield from distributions on IRT common stock as compared to yields on other financial instruments;
•equity issuances by IRT (including issuances of IRT common stock in the IRT Mergers), or future sales of shares of IRT common stock by its current or future stockholders, or the perception that such issuances or sales may occur;
•increases in market interest rates or a decrease in IRT’s distributions to stockholders that lead prospective investors in IRT common stock to seek a higher yield;
•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes;
•additions or departures of key management personnel;
•IRT’s operating performance and the performance of other similar companies;
•actual or anticipated differences in IRT’s quarterly operating results;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about IRT or its industry by securities analysts;
•failure to qualify as a REIT for federal income tax purposes;
•adverse market reaction to any indebtedness IRT incurs in the future, including indebtedness to be assumed or incurred in connection with the IRT Mergers;
•strategic decisions by IRT or its competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect IRT or its industry or any failure by IRT to comply with regulatory requirements;
•the expiration or loss of local tax abatements, tax credit programs, or other governmental incentives;
•the imposition of a penalty tax as a result of certain property transfers that may generate prohibited transaction income;
•the inability of IRT to sell properties if and when it would be appropriate to do so;
•speculation in the press or investment community;
•changes in IRT’s results of operations, financial condition or prospects;
•failure to satisfy the listing requirements of the NYSE;
•failure to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•actions by institutional stockholders of IRT;
•changes in accounting principles;
•changes in environmental conditions or the potential impact of climate change;
•terrorist attacks or other acts of violence or war in areas in which IRT’s properties are located or markets on which IRT’s securities are traded; and
•general economic and/or market conditions, including factors unrelated to IRT’s performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert IRT’s management’s attention and resources, which could have a material adverse effect on IRT’s cash flows, its ability to execute its business strategy and IRT’s ability to make distributions to its stockholders.

PART II — OTHER INFORMATION (continued)
Sales of substantial amounts of IRT common stock in the public markets, or the perception that they might occur, could reduce the price of the IRT common stock.
Upon the completion of the IRT Mergers, a total of approximately 204.9 million shares of IRT common stock will be outstanding. Prior to the IRT Mergers, the STAR common stock was not listed on any national securities exchange and the ability of the Company’s stockholders to liquidate their investments was limited. As a result, there may be increased demand to sell shares of IRT common stock upon the closing of the IRT Mergers, at which time shares of STAR common stock will be converted into shares of the IRT common stock, which will be listed on the NYSE and freely tradable. A large volume of sales of shares (or short sales) of the IRT common stock could decrease the prevailing market price of the IRT common stock and could impair the combined company’s ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of IRT common stock are not effected, the mere perception of the possibility of these sales could depress the market price of the IRT common stock and have a negative effect on the combined company’s ability to raise capital in the future.
The Company and IRT face other risks.
The risks listed above are not exhaustive, and you should be aware that, prior to and following the IRT Mergers and the transactions contemplated by the Merger Agreement, the Company and IRT will face various other risks, including those discussed in reports filed by the Company and IRT with the SEC.
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
During the three months ended June 30, 2021, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2021	68,437	158,225	$14.46	(4)
May 2021	56,923	943	14.46	(4)
June 2021	61,718	—	—	(4)
	187,078	159,168
_____________
(1) We generally repurchase shares approximately 30 days following the end of the applicable quarter in which requests                      were received. As of June 30, 2021, we had $2,705,142, representing 187,078 shares of outstanding and unfulfilled repurchase requests, all of which are expected to be fulfilled on July 30, 2021.
(2) We currently repurchase shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3) From inception through June 30, 2021, our share repurchases have been funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
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

3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049).

3.2	Bylaws of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed September 6, 2013, Commission File No. 333-191049).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus, dated April 15, 2015, of the Registrant).
4.2	Form of Distribution Reinvestment Plan (incorporated by reference to Appendix C to the prospectus, dated April 15, 2015, of the Registrant).
4.3	Form of Redemption Request Form (incorporated by reference to Appendix D to the prospectus, dated April 15, 2015, of the Registrant).
4.4	Form of Application for Transfer (incorporated by reference to Appendix E to the prospectus, dated April 15, 2015, of the Registrant).
4.5
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049).

4.6	Account Update Form (incorporated by reference to Appendix A to Post-Effective Amendment No. 12 to Form S-11 on Form S-3, filed April 5, 2016, Commission File No. 333-191049).
4.7
Form of Restricted Stock Award Agreement (included as Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-55428) filed with the SEC on May 14, 2021, and incorporated herein by reference).

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

PART II — OTHER INFORMATION (continued)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Share Repurchase Plan (included as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-55428) filed with the SEC on March 6, 2020, and incorporated herein by reference).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date:	July 26, 2021	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	July 26, 2021	By:	/s/ Ella S. Neyland
Ella S. Neyland
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)