Form 10-Q
period 2021-09-30
Steadfast Apartment REIT, Inc.
filed 2021-10-27
CIK 1585219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2021, there were 110,188,892 shares of the Registrant’s common stock issued and outstanding.

1

STEADFAST APARTMENT REIT, INC.

STEADFAST APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Assets:
Real Estate:
Land	$338,512,553	$331,031,517
Building and improvements	2,945,070,487	2,813,476,200
Tenant origination and absorption costs	1,682,900	1,752,793
Total real estate held for investment, cost	3,285,265,940	3,146,260,510
Less accumulated depreciation and amortization	(480,154,543)	(384,494,007)
Total real estate held for investment, net	2,805,111,397	2,761,766,503
Real estate held for development	34,870,861	39,891,218
Real estate held for sale, net	60,367,924	61,975,530
Total real estate, net	2,900,350,182	2,863,633,251
Cash and cash equivalents	122,107,875	258,198,326
Restricted cash	38,360,359	38,998,980
Goodwill	125,220,448	125,220,448
Due from affiliates	266,453	377,218
Rents and other receivables	22,967,608	5,385,108
Other assets	11,996,018	9,925,714
Total assets	$3,221,268,943	$3,301,739,045
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$81,920,569	$80,732,664
Notes Payable, net:
Mortgage notes payable, net	1,369,141,135	1,363,796,018
Credit facilities, net	712,416,114	711,798,953
Notes payable related to real estate held for sale, net	53,684,875	53,650,700
Total notes payable, net	2,135,242,124	2,129,245,671
Distributions payable	4,795,740	8,462,735
Distributions payable to affiliates	265,620	469,236
Due to affiliates	228,202	337,422
Liabilities related to real estate held for sale	1,304,445	865,862
Total liabilities	2,223,756,700	2,220,113,590
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 999,998,000 shares authorized, 110,188,806 and 110,070,572 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,101,887	1,100,706
Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A Convertible stock, $0.01 par value per share; 1,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,609,821,541	1,603,989,130
Cumulative distributions and net losses	(712,272,617)	(627,787,040)
Total Steadfast Apartment REIT, Inc. (“STAR”) stockholders’ equity	898,650,811	977,302,796
Noncontrolling interest	98,861,432	104,322,659
Total equity	997,512,243	1,081,625,455
Total liabilities and stockholders’ equity	$3,221,268,943	$3,301,739,045

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$89,905,120	$82,937,828	$257,205,237	$215,817,169
Other income	736,773	732,680	2,219,106	1,862,873
Total revenues	90,641,893	83,670,508	259,424,343	217,680,042
Expenses:
Operating, maintenance and management	23,114,563	21,567,499	65,213,378	53,783,824
Real estate taxes and insurance	12,819,459	12,935,004	41,263,876	35,346,220
Fees to affiliates	4,158	8,449,715	12,708	30,586,344
Depreciation and amortization	34,051,286	47,564,706	101,203,302	129,596,268
Interest expense	20,279,374	20,628,159	60,174,405	54,734,431
General and administrative expenses	14,066,611	11,705,698	37,128,402	19,408,854
Impairment of real estate	—	—	—	5,039,937
Total expenses	104,335,451	122,850,781	304,996,071	328,495,878
Loss before other income (expense)	(13,693,558)	(39,180,273)	(45,571,728)	(110,815,836)
Other income (expense):
Gain on sale of real estate, net	—	1,392,434	—	12,777,033
Interest income	49,382	165,495	252,450	553,011
Insurance proceeds in excess of losses incurred	375,931	112,342	511,291	236,754
Equity in loss from unconsolidated joint venture	—	(16,711)	—	(3,020,111)
Fees and other income from affiliates	1,622,096	390,099	4,651,364	390,099
Loss on debt extinguishment	—	(621,451)	—	(621,451)
Total other income	2,047,409	1,422,208	5,415,105	10,315,335
Net loss	(11,646,149)	(37,758,065)	(40,156,623)	(100,500,501)
Loss allocated to noncontrolling interest	(1,003,675)	(844,653)	(2,445,203)	(681,339)
Net loss attributable to common stockholders	$(10,642,474)	$(36,913,412)	$(37,711,420)	$(99,819,162)
Loss per common share — basic and diluted	$(0.10)	$(0.34)	$(0.34)	$(1.04)
Weighted average number of common shares outstanding — basic and diluted	109,901,506	109,663,583	109,898,905	95,714,116

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 1, 2021	110,228,140	$1,102,281	—	$—	—	$—	$1,607,145,466	$(687,044,939)	$921,202,808	$100,805,226	$1,022,008,034
Issuance of common stock	156,293	1,563	—	—	—	—	2,053,793	—	2,055,356	—	2,055,356
Transfers from redeemable common stock	—	—	—	—	—	—	171,239	—	171,239	—	171,239
Repurchase of common stock	(195,627)	(1,957)	—	—	—	—	1,957	—	—	—	—
Distributions declared ($0.132 per share of common stock)	—	—	—	—	—	—	—	(14,585,204)	(14,585,204)	(940,119)	(15,525,323)
Amortization of stock-based compensation	—	—	—	—	—	—	449,086	—	449,086	—	449,086
Net loss	—	—	—	—	—	—	—	(10,642,474)	(10,642,474)	(1,003,675)	(11,646,149)
BALANCE, September 30, 2021	110,188,806	$1,101,887	—	$—	—	$—	$1,609,821,541	$(712,272,617)	$898,650,811	$98,861,432	$997,512,243

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2021	110,070,572	$1,100,706	—	$—	—	$—	$1,603,989,130	$(627,787,040)	$977,302,796	$104,322,659	$1,081,625,455
Issuance of common stock	755,506	7,555	—	—	—	—	9,756,893	—	9,764,448	—	9,764,448
Transfers to redeemable common stock	—	—	—	—	—	—	(5,130,324)	—	(5,130,324)	—	(5,130,324)
Repurchase of common stock	(637,272)	(6,374)	—	—	—	—	6,374	—	—	—	—
Distributions declared ($0.425 per share of common stock)	—	—	—	—	—	—	—	(46,774,157)	(46,774,157)	(3,016,024)	(49,790,181)
Amortization of stock-based compensation	—	—	—	—	—	—	1,199,468	—	1,199,468	—	1,199,468
Net loss	—	—	—	—	—	—	—	(37,711,420)	(37,711,420)	(2,445,203)	(40,156,623)
BALANCE, September 30, 2021	110,188,806	$1,101,887	—	$—	—	$—	$1,609,821,541	$(712,272,617)	$898,650,811	$98,861,432	$997,512,243

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (Unaudited)

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, July 1, 2020	109,437,702	$1,094,377	—	$—	1,000	$10	$1,596,591,653	$(526,888,587)	$1,070,797,453	$14,450,000	$1,085,247,453
Issuance of common stock	824,152	8,242	—	—	—	—	9,693,591	—	9,701,833	—	9,701,833
Issuance of OP Units	—	—	—	—	—	—	—	—	—	93,750,000	93,750,000
Repurchase of common stock	(282,483)	(2,825)	—	—	—	—	(3,997,175)	—	(4,000,000)	—	(4,000,000)
Repurchase of Class A convertible stock	—	—	—	—	(1,000)	(10)	(990)	—	(1,000)	—	(1,000)
Distributions declared ($0.226 per share of common stock)	—	—	—	—	—	—	—	(24,821,896)	(24,821,896)	(668,742)	(25,490,638)
Amortization of stock-based compensation	—	—	—	—	—	—	97,478	—	97,478	—	97,478
Net loss	—	—	—	—	—	—	—	(36,913,412)	(36,913,412)	(844,653)	(37,758,065)
BALANCE, September 30, 2020	109,979,371	$1,099,794	—	$—	—	$—	$1,602,384,557	$(588,623,895)	$1,014,860,456	$106,686,605	$1,121,547,061

	Common Stock		Convertible Stock		Class A Convertible Stock		Additional Paid-In Capital	Cumulative Distributions & Net Losses	Total STAR Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2020	52,607,695	$526,077	1,000	$10	—	$—	$698,453,981	$(424,166,210)	$274,813,858	$—	$274,813,858
Issuance of common stock	1,840,307	18,404	—	—	—	—	25,322,884	—	25,341,288	—	25,341,288
Issuance of common stock in connection with the SIR Merger	43,775,314	437,753	—	—	—	—	692,963,221	—	693,400,974	—	693,400,974
Issuance of common stock in connection with the STAR III Merger	12,240,739	122,407	—	—	—	—	193,770,898	—	193,893,305	—	193,893,305
Issuance of OP Units	—	—	—	—	—	—	—	—	—	108,200,000	108,200,000
Exchange of convertible common stock into Class A convertible common stock	—	—	(1,000)	(10)	1,000	10	—	—	—	—	—
Transfers to redeemable common stock	—	—	—	—	—	—	(1,383,318)	—	(1,383,318)	—	(1,383,318)
Repurchase of common stock	(484,684)	(4,847)	—	—	—	—	(6,902,980)	—	(6,907,827)	—	(6,907,827)
Repurchase of Class A convertible stock	—	—	—	—	(1,000)	(10)	(990)	—	(1,000)	—	(1,000)
Distributions declared ($0.674 per share of common stock)	—	—	—	—	—	—	—	(64,638,523)	(64,638,523)	(832,056)	(65,470,579)
Amortization of stock-based compensation	—	—	—	—	—	—	160,861	—	160,861	—	160,861
Net loss	—	—	—	—	—	—	—	(99,819,162)	(99,819,162)	(681,339)	(100,500,501)
BALANCE, September 30, 2020	109,979,371	$1,099,794	—	$—	—	$—	$1,602,384,557	$(588,623,895)	$1,014,860,456	$106,686,605	$1,121,547,061

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(40,156,623)	$(100,500,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	101,203,302	129,596,268
Fees to affiliates paid in common stock	—	9,484,039
Loss on disposal of buildings and improvements	1,433,135	552,793
Loss on disposal of buildings and improvements from winter storm	12,515,830	—
Amortization of deferred financing costs	1,646,291	1,382,954
Amortization of stock-based compensation	1,199,468	160,861
Amortization of below market leases	(5,014)	(4,265)
Change in fair value of interest rate cap agreements	39,699	56,287
Gain on sale of real estate	—	(12,777,033)
Impairment of real estate	—	5,039,937
Amortization of loan premiums	(1,677,184)	(1,297,874)
Accretion of loan discounts	407,700	338,047
Straight-line of office lease	3,631	—
Interest on finance lease furnishings	258	47
Loss on debt extinguishment	—	621,451
Insurance claim recoveries	(14,347,058)	(777,353)
Equity in loss from unconsolidated joint venture	—	3,020,111
Changes in operating assets and liabilities:
Rents and other receivables	(4,225,816)	(675,979)
Other assets	(2,328,243)	(546,777)
Accounts payable and accrued liabilities	884,910	16,634,701
Due to affiliates	(232,166)	(7,732,288)
Due from affiliates	110,765	(390,099)
Net cash provided by operating activities	56,472,885	42,185,327

Cash Flows from Investing Activities:
Acquisition of real estate investments	(75,966,685)	(69,914,948)
Cash acquired in connection with the Mergers, net of acquisition costs	—	98,283,732
Acquisition of assets from Internalization Transaction	—	(29,486,646)
Acquisition of real estate held for development	—	(14,321,851)
Additions to real estate investments	(43,476,629)	(17,205,299)
Additions to real estate held for development	(25,363,295)	(10,687,626)
Escrow deposits for pending real estate acquisitions	(1,500,000)	(1,000,000)
Purchase of interest rate cap agreements	(59,700)	(67,000)
Net proceeds from sale of real estate investments	—	81,208,213
Net proceeds from sale of unconsolidated joint venture	—	19,022,280

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Proceeds from insurance claims	990,374	1,452,262
Cash contribution to unconsolidated joint venture	—	(274,400)
Cash distribution from unconsolidated joint venture	—	360,700
Net cash (used in) provided by investing activities	(145,375,935)	57,369,417

Cash Flows from Financing Activities:
Proceeds from issuance of mortgage notes payable	11,979,750	2,205,999
Principal payments on mortgage notes payable	(6,360,104)	(35,190,503)
Borrowings from credit facilities	—	198,808,000
Repurchase of Class A convertible stock	—	(1,000)
Payments of commissions on sale of common stock	—	(50,051)
Payment of loan financing deposits	(419,000)	—
Payment of deferred financing costs	—	(6,753,413)
Payment of debt extinguishment costs	—	(324,000)
Distributions to common stockholders	(43,896,344)	(45,742,635)
Repurchase of common stock	(9,130,324)	(6,907,827)
Net cash (used in) provided by financing activities	(47,826,022)	106,044,570
Net (decrease) increase in cash, cash equivalents and restricted cash	(136,729,072)	205,599,314
Cash, cash equivalents and restricted cash, beginning of the period	297,197,306	148,539,671
Cash, cash equivalents and restricted cash, end of the period	$160,468,234	$354,138,985

Supplemental Disclosures of Cash Flow Information:
Interest paid, net of amounts capitalized of $844,577 and $576,521 for the nine months ended September 30, 2021 and 2020, respectively	$59,979,750	$51,556,232
Supplemental Disclosures of Noncash Flow Transactions:
Distributions payable to non-affiliated shareholders	$4,795,740	$8,182,566
Distributions payable to affiliates	$265,620	$454,100
Real estate under development placed in service	$29,690,942	$—
Accounts payable related to winter storm	$2,550,753	$—
Insurance claims receivable related to winter storm	$16,440,941	$—
Class A-2 OP Units issued for real estate	$—	$14,450,000
Class B OP Units issued in exchange for net assets acquired in Internalization Transaction	$—	$93,750,000
Goodwill acquired in the Internalization Transaction	$—	$125,220,448
Affiliate assets acquired in the Internalization Transaction	$—	$1,066,219

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)
STEADFAST APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Affiliate liabilities assumed in the Internalization Transaction	$—	$4,701,436
Assumption of mortgage notes payable to acquire real estate	$—	$81,315,122
Premiums on assumed mortgage notes payable	$—	$945,235
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$9,764,448	$15,857,249
Redemptions payable	$—	$4,000,000
Accounts payable and accrued liabilities from additions to real estate investments	$7,625,126	$111,654
Due to affiliates from additions to real estate investments	$—	$25,064
Accounts payable and accrued liabilities from additions to real estate held for development	$4,023,120	$2,993,037
Affiliate accounts payable and accrued liabilities from additions to real estate held for development	$173,303	$56,427
Due to affiliates for commissions on sales of common stock	$—	$21,237
Operating and finance lease right-of-use assets, net	$1,300,961	$2,332,352
Operating and finance lease liabilities, net	$1,324,849	$2,347,600
Fair value of real estate acquired in the SIR merger	$—	$1,100,742,973
Fair value of STAR III real estate acquired in the STAR III merger	$—	$479,559,505
Fair value of equity issued to SIR shareholders in the SIR merger	$—	$693,400,974
Fair value of equity issued to STAR III shareholders in the STAR III merger	$—	$193,893,305
Fair value of SIR debt assumed in the SIR merger	$—	$506,023,982
Fair value of STAR III debt assumed in the STAR III merger	$—	$289,407,045
Fair value of unconsolidated joint venture assumed in the SIR merger	$—	$22,128,691
Assets assumed in the SIR merger	$—	$3,553,868
Assets assumed in the STAR III merger	$—	$2,060,898
Liabilities assumed in the SIR merger	$—	$21,782,302
Liabilities assumed in the STAR III merger	$—	$7,334,616
Premiums on assumed mortgage notes payable in the SIR and STAR III mergers	$—	$14,899,631
Discount on assumed mortgage note payable in the SIR and STAR III mergers	$—	$10,489,075

See accompanying notes to consolidated financial statements.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

1.         Organization and Business
Steadfast Apartment REIT, Inc. (the “Company”) was formed on August 22, 2013, as a Maryland corporation that elected to qualify as a real estate investment trust (“REIT”) commencing with the taxable year ended December 31, 2014. On September 3, 2013, the Company was initially capitalized with the sale of 13,500 shares of common stock to Steadfast REIT Investments, LLC, the Company’s former sponsor (“SRI”), at a purchase price of $15.00 per share for an aggregate purchase price of $202,500. SRI is controlled indirectly by Rodney F. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, through Steadfast REIT Holdings, LLC (“Steadfast Holdings”). Steadfast Apartment Advisor, LLC (the “Former Advisor”), a Delaware limited liability company formed on August 22, 2013 and subsidiary of SRI, invested $1,000 in the Company in exchange for 1,000 shares of non-participating, non-voting convertible stock (the “Convertible Stock”). In connection with the SIR Merger and STAR III Merger (described below), the Former Advisor exchanged the Convertible Stock for new non-participating, non-voting Class A convertible stock (the “Class A Convertible Stock”). In connection with the Internalization Transaction (described below), the Company repurchased the Class A Convertible Stock for $1,000. See Note 8 (Stockholders’ Equity) for further details.
The Company owns and operates a diverse portfolio of multifamily properties located in targeted markets throughout the United States. As of September 30, 2021, the Company owned 70 multifamily properties and three parcels of land held for the development of apartment homes. The Company’s portfolio is comprised of 22,001 apartment homes, including 160 newly constructed apartment homes placed into service at the Garrison Station development project during the nine months ended September 30, 2021. The parcel of land held for the development of the Garrison Station apartments had eight of nine residential buildings placed into service comprising 160 of 176 apartment homes as of September 30, 2021. The Company may acquire additional multifamily properties or pursue multifamily developments in the future. For more information on the Company’s real estate portfolio, see Note 4 (Real Estate).
Public Offering
On December 30, 2013, the Company commenced its initial public offering to offer a maximum of 66,666,667 shares of common stock for sale to the public at an initial price of $15.00 per share (with discounts available for certain categories of purchasers) (the “Primary Offering”). The Company also registered up to 7,017,544 shares of common stock for sale pursuant to the Company’s distribution reinvestment plan (the “DRP,” and together with the Primary Offering, the “Public Offering”) at an initial price of $14.25 per share. The Company terminated its Primary Offering on March 24, 2016, but continued to offer shares of common stock pursuant to the DRP until it was suspended in connection with entering into the Merger Agreement, as defined below. As of the termination of the Primary Offering on March 24, 2016, the Company had sold 48,625,651 shares of common stock in the Public Offering for gross proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to the DRP for gross offering proceeds of $14,414,752. As of September 30, 2021, the Company had issued 112,299,272 shares of common stock for gross offering proceeds of $1,727,794,175, including 8,669,192 shares of common stock issued pursuant to the DRP for gross offering proceeds of $130,065,017. Additionally, on March 6, 2020, the Company issued 56,016,053 shares of common stock in connection with the Mergers described below.
On March 9, 2021, the Company’s board of directors determined an estimated value per share of the Company’s common stock of $15.55 as of December 31, 2020. Additional information on the Company’s estimated value per share can be found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021. In connection with the determination of an estimated value per share, the Company’s board of directors determined a price per share for the DRP of $15.55, effective April 1, 2021. The Company’s board of directors may again, from time to time, in its sole discretion, change the price at which the Company offers shares pursuant to the DRP to reflect changes in the Company’s estimated value per share and other factors that the Company’s board of directors deems relevant. On July 26, 2021, the Company’s board of directors voted to terminate the DRP effective as of the 10th day after notice was provided to stockholders. For more information, see suspension and contingent termination of the DRP and the amended & restated SRP below.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
On August 28, 2020, the Company, Steadfast Income Advisor, LLC, the initial limited partner of the Operating Partnership (“SIR Advisor”), Steadfast Apartment Advisor III, LLC, a Delaware limited liability company and the special limited partner of the Operating Partnership (“STAR III Advisor”), Wellington VVM LLC, a Delaware limited liability company and limited partner of the Operating Partnership (“Wellington”), and Copans VVM, LLC, a Delaware limited liability company and limited partner of the Operating Partnership (“Copans” and together with “Wellington”, “VV&M”), entered into a Second Amended and Restated Agreement of Limited Partnership of Steadfast Apartment REIT Operating Partnership, L.P. (the “Second A&R Partnership Agreement”) in order to, among other things, reflect the consummation of the Operating Partnership Mergers.
The purpose of the Operating Partnership Mergers described above was to simplify the Company’s corporate structure so that the Company has a single operating partnership that is a direct subsidiary of the Company.
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

On July 16, 2021, the Company received a derivative demand letter addressed to the Board, purportedly sent on behalf of two stockholders, relating to the Internalization Transaction. The letter demanded that the Board appoint a committee to investigate the Internalization Transaction and, among other things, determine whether there exists any basis for the Company to pursue claims relating to that transaction, including for recovery of payments made in the transaction. The Company has formed a Demand Review Committee comprised of two of the Company’s independent directors to investigate the claims made related to the Internalization Transaction.
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
September 30, 2021
(unaudited)
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
The Operating Partnership
Substantially all of the Company’s business is conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2021, the Company owned approximately 94% of the operating partnership units of the Operating Partnership (the “OP Units”). As a result of the Internalization Transaction, SRI owns approximately 5% of the OP Units of the Operating Partnership, including approximately 6,155,613.92 Class B OP Units owned by SRI as of September 30, 2021. The remaining approximate 1% of the OP Units are owned by VV&M, unaffiliated third parties in the form of Class A-2 OP Units (as defined below). The Operating Partnership may conduct certain activities through the Company’s taxable REIT subsidiary, which is an indirect wholly-owned subsidiary of the Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, the Company, as the general partner and parent of the Operating Partnership, SRI and VV&M entered into a Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the “Operating Partnership Agreement”) to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the contribution, and designate Class B OP Units that were issued as consideration pursuant to the Internalization Transaction.
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
Agreement and Plan of Merger
On July 26, 2021, the Company and the Operating Partnership entered into an Agreement and Plan of Merger, (the “IRT Merger Agreement”) with Independence Realty Trust, Inc. (“IRT”), IRT’s operating partnership, Independence Realty Operating Partnership, LP (“IRT OP”), and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”).
On the terms, and subject to the conditions of, the IRT Merger Agreement, the Company will merge with and into IRT Merger Sub, which is referred to herein as the “Company Merger”, with IRT Merger Sub surviving the Company Merger as a wholly-owned subsidiary of IRT; and immediately thereafter, the Operating Partnership will merge with and into IRT OP (the “Partnership Merger” and together with the Company Merger, the “IRT Mergers”), with IRT OP surviving the Partnership Merger.
In the Company Merger, each outstanding share of the Company’s common stock, par value $0.01 per share, will be converted automatically into the right to receive 0.905 (the “Exchange Ratio”), of a newly issued share of IRT common stock, par value $0.01 per share, (the “IRT Common Stock”), with cash paid in lieu of fractional shares.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Pursuant to the IRT Mergers, the Company’s stockholders will receive, in aggregate, in exchange for their shares of common stock, approximately, 99.7 million shares of IRT Common Stock and limited partners in the Operating Partnership will receive, in aggregate, in exchange for their operating partnership units, approximately 6.4 million IRT OP Common Units.
Consummation of the IRT Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and approval of the Company’s stockholders, both of which are scheduled to take place on December 13, 2021, and the closing of the IRT Mergers are expected to occur in the fourth quarter of 2021. For more information on the IRT Mergers, see the Company’s Definitive Proxy Statement filed with the SEC on September 29, 2021.
Suspension and Contingent Termination of the DRP and the Amended and Restated Share Repurchase Plan
In connection with the Company’s entry into the IRT Merger Agreement, on July 26, 2021, the Company announced that the Company’s board of directors, including all of the Company’s independent directors, voted to terminate the DRP and the Amended and Restated Share Repurchase Plan (the “Amended & Restated SRP”), each termination effective as of the effective time of the Company Merger. The Company’s board of directors, including all of the Company’s independent directors, also voted to suspend (1) the DRP, effective as of the 10th day after notice was provided to stockholders and (2) indefinitely suspend the Amended & Restated SRP effective as of the 30th day after notice was provided to stockholders.
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
Letter Agreement
On July 26, 2021, the Company entered into a letter agreement (the “Letter Agreement”) with Rodney Emery, the Company’s Chief Executive Officer and Chairman of the board of directors, and SRI. Pursuant to the Letter Agreement, SRI agreed to indemnify the Company, STAR OP, their subsidiaries and their successors and assigns (including IRT, IRT OP and IRT Merger Sub and their subsidiaries) (collectively, the “Indemnified Parties”), for 75% of any costs, expenses, judgments, liabilities and payments, including settlement payments and attorneys’ fees, incurred or arising in connection with any direct or derivative claims brought by any stockholder of the Company or its successors and assigns alleging breaches of duties under law or contract, including but not limited to breaches by any current or former directors of the Company, in connection with the Internalization Transaction (the “Internalization Claims”), if and to the extent such costs, expenses, judgments, liabilities and payments, including settlement payments and attorneys’ fees are not paid for by the Company’s insurance provider (subject only to the $1.0 million self-insurance retention amount in the Company’s D&O insurance policies, which retention amount would not be included in the covered costs described above).
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The Letter Agreement would terminate in the event the IRT Merger Agreement terminates without the IRT Mergers having been consummated. SRI and Mr. Emery are relieved of their obligations under the Letter Agreement at such time that all of the Collateral, or Collateral valued at $20.3 million, whichever is first, has been applied in satisfaction of the portion of claims for which SRI is responsible, or when all applicable statute of limitations on Internalization Claims have expired and no Internalization Claims remain pending or unsatisfied.
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
The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary for a fair and consistent presentation of the results of such periods. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Noncontrolling interests
Noncontrolling interests represent the portion of equity that the Company does not own in an entity that is consolidated. The Company’s noncontrolling interests are comprised of Class A-2 operating partnership units (“Class A-2 OP Units”) and Class B OP Units of the Operating Partnership. The Company accounts for noncontrolling interests in accordance with ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports noncontrolling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. In accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), noncontrolling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. A noncontrolling interest that fails to qualify as permanent equity will be reclassified as a liability or temporary equity. As of September 30, 2021, the Company’s noncontrolling interests qualified as permanent equity. For more information on the Company’s noncontrolling interests, see Note 9 (Noncontrolling Interest).
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Casualty loss
The Company carries liability insurance to mitigate its exposure to certain losses, including those relating to property damage and business interruption. The Company records the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the nine months ended September 30, 2021, the Company wrote off $12,515,830 of carrying value of the Company’s fixed assets and recorded $10,800,111 of estimated repair expenses, with a corresponding increase in general and administrative expenses and an increase in the Company’s accounts payable and accrued liabilities, of which $8,249,358 has been paid as of September 30, 2021. The Company also recorded insurance recoveries of $23,315,941 for the estimated insurance claims proceeds in the amount of total losses incurred (as described above) as an increase in rents and other receivables. As of September 30, 2021, $6,875,000 of proceeds were received and $16,440,941 remained in rents and other receivables.
Real Estate Assets
Real Estate Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition under ASC 805-50, Business Combinations-Related Issues (“ASC 805”). For both business combinations and asset acquisitions the Company allocates the purchase price of real estate properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability. Acquisition fees and costs associated with transactions determined to be asset acquisitions are capitalized in total real estate, net in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2021 and 2020, all of the Company’s acquisitions of real estate properties, including pursuant to the Mergers, were determined to be asset acquisitions.
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
September 30, 2021
(unaudited)
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
Impairment of Real Estate Assets
 The Company accounts for its real estate assets in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires the Company to continually monitor events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding an asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset. The Company continues to monitor events in connection with the outbreak of the novel Coronavirus (“COVID-19”) and evaluates any potential indicators that could suggest that the carrying value of its real estate investments and related intangible assets and liabilities may not be recoverable. No impairment charge was recorded during the three and nine months ended September 30, 2021. The Company recorded an impairment charge of $5,039,937 related to two of its real estate assets for the nine months ended September 30, 2020.
Real Estate Held for Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of each of September 30, 2021 and December 31, 2020, the Company classified three real estate assets, as presented on its consolidated balance sheets. See Note 4 (Real Estate) for details.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performed its annual assessment on October 1, 2020. The Company recorded goodwill during the year ended December 31, 2020, in connection with the Internalization Transaction. No impairment charge was recorded during the three and nine months ended September 30, 2021 and 2020. See Note 3 (Internalization Transaction) for details.
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
September 30, 2021
(unaudited)
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
September 30, 2021
(unaudited)
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
During the three months ended September 30, 2020, the Company initiated a debt forgiveness program for certain qualifying residents that were experiencing hardship due to COVID-19 and who were in default of their lease payments (the “Debt Forgiveness Program”). Pursuant to the Debt Forgiveness Program, the Company offered qualifying residents an opportunity to terminate their lease without being liable for any unpaid rent and penalties. The Company determined that accounts receivable of $2,610,927 related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in its reserve.
The Company elected not to evaluate whether the COVID-19 Payment Plans, the Debt Forgiveness Program and the Extension Plan are lease modifications and therefore the Company’s policy is to account for the lease contracts with COVID-19 Payment Plans, Debt Forgiveness Program and the Extension Plan as if no lease modifications occurred. Under this accounting method, a lessor with an operating lease may account for the concession (which in this case only applies to the COVID-19 Payment Plans) by continuing to recognize a lease receivable until the rental payment is received from the lessee at the revised payment date. If it is determined that the lease receivable is not collectable, the Company would treat that lease contract on a cash basis as defined in ASC 842. As of September 30, 2021 and December 31, 2020, the Company reserved $3,863,876 and $2,245,067 of accounts receivables, respectively, which are considered not probable of collection.
The Company is currently working with residents at our communities to obtain rental relief assistance pursuant to the Emergency Rental Assistance Program (“ERA”), administered by the U.S. Department of Treasury. During the nine months ended September 30, 2021, 1,119 residents applied for the ERA, of which 1,057 residents received rental assistance in the aggregate amount of approximately $3,700,000.
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
When available, the Company utilizes quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2021 and 2020.
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
The following tables reflect the Company’s assets required to be measured at fair value on a recurring basis on the consolidated balance sheets:

	September 30, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$27,853	$—

	December 31, 2020
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Interest rate cap agreements(1)	$—	$7,852	$—
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
September 30, 2021
(unaudited)
between origination of the instruments and their expected realization. The Company has determined that its notes payable, net are classified as Level 3 within the fair value hierarchy.
The fair value of the notes payable, net is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of September 30, 2021 and December 31, 2020, the fair value of the notes payable was $2,230,749,187 and $2,246,242,677, respectively, compared to the carrying value of $2,135,242,124 and $2,129,245,671, respectively.
Restricted Cash
Restricted cash represents those cash accounts for which the use of funds is restricted by loan covenants and a cash account established in connection with a letter of credit to fund future workers compensation claims. As of September 30, 2021 and December 31, 2020, the Company had a restricted cash balance of $38,360,359 and $38,998,980, respectively, which represented amounts set aside as impounds for future property tax payments, property insurance payments and tenant improvement payments as required by agreements with the Company’s lenders as well as an amount set aside in connection with a letter of credit.

The following table represents the components of the cash, cash equivalents and restricted cash presented on the accompanying consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	September 30,
	2021	2020
Cash and cash equivalents	$122,107,875	$311,515,756
Restricted cash	38,360,359	42,531,779
Other assets related to real estate held for sale	—	91,450
Total cash, cash equivalents and restricted cash	$160,468,234	$354,138,985

Distribution Policy
The Company elected to be taxed, and currently qualifies, as a REIT commencing with the taxable year ended December 31, 2014. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Distributions declared during the month ended January 31, 2021, were based on daily record dates and calculated at a rate of $0.002466 per share of the Company’s common stock per day during the period from January 1, 2021 through January 31, 2021. On January 12, 2021, the Company’s board of directors determined to reduce the daily distribution amount to $0.001438 per share commencing on February 1, 2021 and ending February 28, 2021, which was extended for the months of March through September 2021. As a result, distributions declared during the period from February 1, 2021 through September 30, 2021, were based on daily record dates and calculated at a rate of $0.001438 per share of the Company’s common stock per day.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order for the Company to qualify as a REIT under the Internal Revenue Code. During the three and nine months ended September 30, 2021, the Company declared distributions totaling $0.132 and $0.425 per share of common stock, respectively. During the three and nine months ended September 30, 2020, the Company declared distributions totaling $0.226 and $0.674 per share of common stock, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021
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
September 30, 2021
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
September 30, 2021
(unaudited)
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
_______________
(1)The intangible assets acquired consist of property management agreements that the Company, acting as advisor and property manager through certain subsidiaries, has with affiliates of SRI (as amended from time to time, the “SRI Property Management Agreements”). The value of the SRI Property Management Agreements was determined based on a discounted cash flow valuation of the projected revenues of the acquired agreements. The SRI Property Management Agreements are subject to an estimated useful life of one year. As of September 30, 2021, the SRI Property Management Agreements were 100% amortized.
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
September 30, 2021
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
4.          Real Estate
Current Period Acquisitions
During the nine months ended September 30, 2021, the Company acquired one multifamily real estate property, which was determined to be an asset acquisition. The following is a summary of the real estate property acquired during the nine months ended September 30, 2021:

				Purchase Price Allocation
Property Name	Location	Purchase Date	Homes	Land	Buildings and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Ballpark Apartments at Town Madison	Huntsville, AL	6/29/2021	274	$3,773,236	$72,579,544	$1,113,905	$77,466,685
As of September 30, 2021, the Company owned 70 multifamily properties and three parcels of land held for the development of apartment homes. The Company’s portfolio is comprised of 22,001 apartment homes, including 160 newly constructed apartment homes placed into service at the Garrison Station development project as of September 30, 2021.
The total acquisition price of the Company’s multifamily real estate portfolio was $3,236,068,388, excluding land held for the development of apartment homes of $34,870,861. As of September 30, 2021 and December 31, 2020, the Company’s portfolio was approximately 96.5% and 95.4% occupied and the average monthly rent was $1,237 and $1,173, respectively.
As of September 30, 2021 and December 31, 2020, investments in real estate and accumulated depreciation and amortization related to the Company’s consolidated real estate properties was as follows:

	September 30, 2021
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$338,512,553	$2,945,070,487	$1,682,900	$3,285,265,940	$34,870,861	$75,895,741
Less: Accumulated depreciation and amortization	—	(479,484,461)	(670,082)	(480,154,543)	—	(15,527,817)
Net investments in real estate and related lease intangibles	$338,512,553	$2,465,586,026	$1,012,818	$2,805,111,397	$34,870,861	$60,367,924

	December 31, 2020
	Assets
	Land	Building and Improvements(1)	Tenant Origination and Absorption Costs	Total Real Estate Held for Investment	Real Estate Under Development	Real Estate Held for Sale
Investments in real estate	$331,031,517	$2,813,476,200	$1,752,793	$3,146,260,510	$39,891,218	$75,226,200
Less: Accumulated depreciation and amortization	—	(384,163,168)	(330,839)	(384,494,007)	—	(13,250,670)
Net investments in real estate and related lease intangibles	$331,031,517	$2,429,313,032	$1,421,954	$2,761,766,503	$39,891,218	$61,975,530
During the nine months ended September 30, 2021 and 2020, the Company wrote off $12,515,830 and $0, respectively, of fixed assets related to the damage caused to the Company’s multifamily properties impacted by the winter storm that took place in February 2021.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Total depreciation and amortization expenses were $34,051,286 and $101,203,302 for the three and nine months ended September 30, 2021, respectively, and $47,564,706 and $129,596,268 for the three and nine months ended September 30, 2020, respectively.
Depreciation of the Company’s buildings and improvements was $33,320,641 and $99,073,405 for the three and nine months ended September 30, 2021, and $33,055,972 and $89,122,949 for the three and nine months ended September 30, 2020, respectively. Depreciation of the Company’s acquired furniture and fixtures in the Internalization Transaction was $16,057 and $44,243 for the three and nine months ended September 30, 2021, respectively, and $2,490 for each of the three and nine months ended September 30, 2020, respectively.
Amortization of the Company’s intangible assets was $714,588 and $2,085,654 for the three and nine months ended September 30, 2021, respectively, and $14,506,244 and $40,470,829 for the three and nine months ended September 30, 2020, respectively.
Amortization of the Company’s tenant origination and absorption costs was $572,331 and $1,523,041 for the three and nine months ended September 30, 2021, respectively, and $14,431,485 and $40,392,592 for the three and nine months ended September 30, 2020, respectively. Tenant origination and absorption costs had a weighted-average amortization period as of the date of acquisition of less than one year.
Amortization of the Company’s operating ROU assets was $3,367 and $10,101 for the three and nine months ended September 30, 2021, respectively, and $3,367 and $6,845 for the three and nine months ended September 30, 2020, respectively. This represents the amortization of initial indirect costs included in the measurement of the operating ROU assets.
Amortization of the Company’s SRI Property Management Agreements was $138,890 and $552,512 for the three and nine months ended September 30, 2021, respectively, and $71,392 for each of the three and nine months ended September 30, 2020.
Amortization of the Company’s other intangible assets, which consist of below-market leases, was $1,671 and $5,014 for the three and nine months ended September 30, 2021, respectively, and $1,671 and $4,265 for the three and nine months ended September 30, 2020, respectively, and is included as an increase to rental income in the accompanying consolidated condensed statements of operations. Other intangible assets had a weighted-average amortization period as of the date of acquisition of ten years.
Operating Leases
As of September 30, 2021, the Company’s real estate portfolio comprised 22,001 residential apartment homes and was 97.7% leased by a diverse group of residents. For the three and nine months ended September 30, 2021 and 2020, the Company’s real estate portfolio earned in excess of 99% and less than 1% of its rental income from residential tenants and commercial tenants, respectively. The residential tenant lease terms typically consist of lease durations equal to 12 months or less. The commercial tenant leases consist of remaining lease durations varying from 0.25 years to nine years.
Some residential leases contain provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to residents. Generally, upon the execution of a lease, the Company requires security deposits from residents in the form of a cash deposit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in accounts payables and accrued liabilities in the accompanying consolidated balance sheets and totaled $9,207,498 and $8,545,977 as of September 30, 2021 and December 31, 2020, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The future minimum rental receipts from the Company’s properties under non-cancelable operating leases attributable to commercial tenants as of September 30, 2021, and thereafter is as follows:

October 1 to December 31, 2021	$74,821
2022	274,149
2023	280,777
2024	288,703
2025	296,860
Thereafter	1,059,469
$2,274,779
As of September 30, 2021 and December 31, 2020, no tenant represented over 10% of the Company’s annualized base rent and there were no significant industry concentrations with respect to its commercial leases.
Real Estate Under Development
During the three and nine months ended September 30, 2021, the Company owned the following parcels of land held for the development of apartment homes:

Development Name	Location	Purchase Date	Land Held for Development	Construction in Progress	Total Carrying Value
Garrison Station (1)	Murfreesboro, TN	5/30/2019	$246,527	$2,037,090	$2,283,617
Arista at Broomfield	Broomfield, CO	3/13/2020	7,283,803	16,134,724	23,418,527
Flatirons	Broomfield, CO	6/19/2020	8,574,704	594,013	9,168,717
			$16,105,034	$18,765,827	$34,870,861
_______________
(1)The Company is developing Garrison Station, which consists of nine residential buildings comprised of 176 apartment homes. During the nine months ended September 30, 2021, eight buildings comprised of 160 apartment homes were placed in service totaling $29,690,942, and are included in total real estate held for investment, net in the accompanying consolidated balance sheets.
Real Estate Held for Sale
Heritage Place Apartments
On April 27, 2015, the Company acquired Heritage Place Apartments, a multifamily property located in Franklin, Tennessee, containing 105 apartment homes. As of September 30, 2021, Heritage Place Apartments met all the criteria to be classified as held for sale. The real estate, other assets, mortgage notes and other liabilities related to Heritage Place Apartments are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Carrington Park
On August 19, 2015, the Company acquired Carrington Park, a multifamily property located in Kansas City, Missouri, containing 298 apartment homes. As of September 30, 2021, Carrington Park met all the criteria to be classified as held for sale. The real estate, other assets, mortgage notes and other liabilities related to Carrington Park are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
Clarion Park Apartments
On March 6, 2020, the Company acquired Clarion Park Apartments, a multifamily property located in Olathe, Kansas, containing 220 apartment homes. As of September 30, 2021, Clarion Park Apartments met all the criteria to be classified as

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
held for sale. The real estate, other assets, mortgage notes and other liabilities related to Clarion Park Apartments are disclosed separately for the periods presented in the accompanying consolidated balance sheets.
The results of operations from Heritage Place Apartments, Carrington Park and Clarion Park Apartments for the three and nine months ended September 30, 2021, which are summarized in the following table, were included in continuing operations on the Company’s consolidated statements of operations.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Revenues	$2,075,942	$6,090,669
Expenses	1,905,518	5,800,728
Net income	$170,424	$289,941
Completion of SIR and STAR III Mergers
On March 6, 2020, pursuant to the terms and conditions of the SIR Merger Agreement and STAR III Merger Agreement (together the “Merger Agreements”), SIR Merger Sub and STAR III Merger Sub, the surviving entities, continued as wholly-owned subsidiaries of the Company. In accordance with the applicable provisions of the MGCL, the separate existence of SIR and STAR III ceased. The combined company retained the name “Steadfast Apartment REIT, Inc.” At the effective time of the Mergers, each issued and outstanding share of SIR, and STAR III’s common stock (or a fraction thereof), each $0.01 par value per share, was converted into 0.5934 and 1.430 shares of the Company’s common stock, respectively.

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
September 30, 2021
(unaudited)
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
During the three and nine months ended September 30, 2020, $58,144 and $490,586, respectively, of amortization of the basis difference was included in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. The Company recorded the gain on sale of the investment in unconsolidated joint venture of $66,802 in equity in loss from unconsolidated joint venture on the accompanying consolidated statements of operations. The Company received distributions of $0 during each of the three and nine months ended September 30, 2021 and $0 and $360,700 during the three and nine months ended September 30, 2020, related to its investment in the Joint Venture, respectively.
Unaudited financial information for the Joint Venture for the periods from March 6, 2020 through the JV Disposition Date, is summarized below:

	For the Period from July 1, 2020 through July 16, 2020	For the Period from March 6, 2020 through July 16, 2020
Revenues	$2,779,246	$23,313,921
Expenses	(3,079,277)	(25,078,993)
Other income	46,341	225,914
Net loss	$(253,690)	$(1,539,158)

Company’s proportional net loss	$(25,369)	$(153,916)
Amortization of outside basis	(58,144)	(490,586)
Impairment of unconsolidated joint venture	—	(2,442,411)
Gain on sale of unconsolidated joint venture	66,802	66,802
Equity in loss from unconsolidated joint venture	$(16,711)	$(3,020,111)
6.          Other Assets
As of September 30, 2021 and December 31, 2020, other assets consisted of:

	September 30, 2021	December 31, 2020
Prepaid expenses	$9,548,056	$6,446,847
SRI Property Management Agreements, net	—	543,332
Interest rate cap agreements (Note 14)	27,853	7,852
Other deposits	907,017	649,470
Corporate computers, net	172,957	132,708
Lease right-of-use assets, net (Note 15)(1)	1,340,135	2,145,505
Other assets	$11,996,018	$9,925,714
_________________
(1) As of September 30, 2021, lease ROU assets, net included finance lease ROU asset, net of $7,665 and operating ROU assets, net of $1,332,470. As of December 31, 2020, lease ROU assets, net included finance lease ROU asset, net of $16,845 and operating ROU assets, net of $2,128,660.
Amortization of the Company’s SRI Property Management Agreements was $138,890 and $552,512 for the three and nine months ended September 30, 2021, respectively, and $71,392 for each of the three and nine months ended September 30, 2020.
Amortization of the Company’s initial indirect costs included in the measurement of the operating ROU assets for the three and nine months ended September 30, 2021, was $3,367 and $10,101, respectively. Amortization of the Company’s initial

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
indirect costs included in the measurement of the operating ROU assets for the three and nine months ended September 30, 2020, was $3,367 and $6,845, respectively. See Note 15 (Leases) for details.
7.          Debt
Mortgage Notes Payable
The following is a summary of mortgage notes payable, net, secured by individual properties as of September 30, 2021 and December 31, 2020.

	September 30, 2021
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR + 2.31%	2.20%	$124,175,912
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,268,773,626
Mortgage notes payable, gross	46				3.70%	1,392,949,538
Premiums and discounts, net(2)						2,540,250
Deferred financing costs, net(3)						(5,747,561)
Mortgage notes payable, net						$1,389,742,227

	December 31, 2020
			Interest Rate Range		Weighted Average Interest Rate
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum		Principal Outstanding
Variable rate(1)	4	10/16/2022 - 1/1/2027	1-Mo LIBOR + 1.88%	1-Mo LIBOR +2.31%	2.27%	$113,452,357
Fixed rate	42	10/1/2022 - 10/1/2056	3.19%	4.66%	3.85%	1,273,877,535
Mortgage notes payable, gross	46				3.72%	1,387,329,892
Premiums and discount, net(2)						3,809,734
Deferred financing costs, net(3)						(6,756,841)
Mortgage notes payable, net						$1,384,382,785
________________
(1)    See Note 14 (Derivative Financial Instruments) for a discussion of the interest rate cap agreements used to manage the exposure to interest rate movement on the Company’s variable rate loans.
(2) The following table summarizes debt premiums and discounts as of September 30, 2021 and December 31, 2020, including the unamortized portion included in the principal balance as well as amounts amortized included in interest expense in the accompanying consolidated statements of operations:

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

Net Debt Premium (Discount) before Amortization as of September 30, 2021	Amortization of Debt (Premium) Discount During the Nine Months Ended September 30, 2021	Unamortized Net Debt Premium (Discount) as of September 30, 2021
$15,375,305	$(3,513,759)	$11,861,546
(10,179,526)	858,230	(9,321,296)
$5,195,779	$(2,655,529)	$2,540,250

Net Debt Premium (Discount) before Amortization as of December 31, 2020	Amortization of Debt (Premium) Discount During the Year Ended December 31, 2020	Unamortized Net Debt Premium (Discount) as of December 31, 2020
$15,375,305	$(1,836,575)	$13,538,730
(10,179,526)	450,530	(9,728,996)
$5,195,779	$(1,386,045)	$3,809,734
(3)    Accumulated amortization related to deferred financing costs as of September 30, 2021 and December 31, 2020 was $4,504,463 and $3,495,183, respectively.
Construction loan
On October 16, 2019, the Company entered into an agreement with PNC Bank, National Association (“PNC Bank”) for a construction loan related to the Garrison Station development project in an aggregate principal amount not to exceed $19,800,000 for a 36 month initial term and two 12 month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio (“DSCR”) of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 0.1% which will be waived if permanent financing is secured through PNC Bank or one of its affiliates. As of September 30, 2021 and December 31, 2020, the principal outstanding balance on the construction loan was $18,244,300 and $6,264,549, respectively, and was included within mortgage notes payable, net on the accompanying consolidated balance sheets.
Credit Facilities
Master Credit Facility
On July 31, 2018, 16 indirect wholly-owned subsidiaries of the Company entered into a Master Credit Facility Agreement (“MCFA”) with Newmark Group, Inc., formerly Berkeley Point Capital, LLC (“Facility Lender”), for an aggregate principal amount of $551,669,000. On February 11, 2020, in connection with the financing of Patina Flats at the Foundry, the Company and the Facility Lender amended the MCFA to substitute Patina Flats at the Foundry and Fielders Creek, the then-unencumbered multifamily property owned by the Company, as substitute collateral for the three multifamily properties disposed of and released from the MCFA. The Company also increased its outstanding borrowings pursuant to the MCFA by $40,468,000, a portion of which was attributable to the acquisition of Patina Flats at the Foundry. The MCFA provides for four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001,400 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917,250 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $82,750,350 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468,000 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
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
The Company has the option to select the interest rate in respect of the outstanding unpaid principal amount of each Revolver Loan from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver at September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which are included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	Amount of Advance as of
	September 30, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,083,410)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,553,045)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(340,648)	(487,329)
Credit facilities, net	$745,499,897	$744,862,886
_______________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2021 and December 31, 2020, was $1,651,705 and $1,298,265, respectively.
(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of September 30, 2021 and December 31, 2020, was $236,174 and $99,283, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of September 30, 2021 and December 31, 2020, was $248,230 and $101,549, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The following is a summary of the terms of the assumed loans on the date of the Mergers:

			Interest Rate Range
Type	Number of Instruments	Maturity Date Range	Minimum	Maximum	Principal Outstanding At Merger Date
Variable rate	2	1/1/2027 - 9/1/2027	1-Mo LIBOR + 2.195%	1-Mo LIBOR + 2.31%	$64,070,000
Fixed rate	27	10/1/2022 - 10/1/2056	3.19%	4.66%	726,950,471
Assumed Principal Mortgage Notes Payable	29				$791,020,471
Maturity and Interest
The following is a summary of the Company’s aggregate maturities as of September 30, 2021:

			Maturities During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022	2023	2024	2025	Thereafter
Principal payments on outstanding debt (1)	$2,143,426,538	$2,317,869	$53,106,875	$60,666,525	$58,184,121	$197,560,660	$1,771,590,488
________________
(1)    Scheduled principal payments on outstanding debt obligations are based on the terms of the notes payable agreements. Amounts exclude deferred financing costs, net and debt premiums (discounts), net associated with the notes payable.
The Company’s notes payable contain customary financial and non-financial debt covenants. At September 30, 2021, the Company was in compliance with all debt covenants.
For the three and nine months ended September 30, 2021, the Company incurred interest expense of $20,279,374 and $60,174,405, respectively. Interest expense for the three and nine months ended September 30, 2021, includes amortization of deferred financing costs totaling $548,726 and $1,646,291, net unrealized loss from the change in fair value of interest rate cap agreements of $40,902 and $39,699, amortization of net loan premiums and discounts of $(428,434) and $(1,269,484), capitalized interest of $284,511 and $844,577, credit facility commitment fees of $32,861 and $98,852, and imputed interest on the finance lease portion of the sublease of $65 and $258, respectively. The capitalized interest is included in real estate held for development in the accompanying consolidated balance sheets.
For the three and nine months ended September 30, 2020, the Company incurred interest expense of $20,628,159 and $54,734,431, respectively. Interest expense for the three and nine months ended September 30, 2020, includes amortization of deferred financing costs of $573,078 and $1,382,954, net unrealized loss from the change in fair value of interest rate cap agreements of $29,093 and $56,287, amortization of net loan premiums and discounts of $(431,387) and $(959,827) and costs associated with the refinance of debt of $0 and $42,881, net of capitalized interest of $313,902 and $576,521, and imputed interest on the finance lease portion of the sublease of $47 and $47, respectively. The capitalized interest is included in real estate held for development in the accompanying consolidated balance sheets.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Interest expense of $6,584,586 and $6,806,695 was payable as of September 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.
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
On September 3, 2013, the Company issued 13,500 shares of common stock to SRI, the Company’s former sponsor, for $202,500. From inception through March 24, 2016, the date of the termination of the Primary Offering, the Company had issued 48,625,651 shares of common stock in its Public Offering for offering proceeds of $640,012,497, including 1,011,561 shares of common stock issued pursuant to the DRP for total proceeds of $14,414,752, net of offering costs of $84,837,134. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. Following the termination of the Public Offering, the Company continued to offer shares pursuant to the DRP until the DRP was suspended in connection with the entry into the IRT Merger Agreement.
As of September 30, 2021, the Company had issued 112,299,272 shares of common stock for offering proceeds of $1,642,957,041, including 8,669,192 shares of common stock issued pursuant to the DRP, for total DRP proceeds of $130,065,017, net of offering costs of $84,837,134 and 56,016,053 shares of common stock issued in connection with the Mergers, described below. The offering costs primarily consisted of selling commissions and dealer manager fees paid in the Primary Offering. On March 6, 2020, the Company issued 43,775,314 shares of its common stock to SIR’s stockholders and 12,240,739 shares of its common stock to STAR III’s stockholders in connection with the Mergers.
As further discussed in Note 11 (Incentive Award Plan and Independent Director Compensation), the shares of restricted common stock granted to the Company’s independent directors prior to the Internalization Transaction vest and become non-forfeitable in four equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant. On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, pursuant to which, each of the Company’s current independent directors is entitled to receive an annual retainer of $75,000 in cash and $75,000 in shares of restricted common stock upon election or re-election to the Company’s board of directors. The shares of restricted common stock granted pursuant to the Company’s independent directors’ compensation plan generally vest in two equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
The issuance and vesting activity for the nine months ended September 30, 2021 and year ended December 31, 2020, for the restricted stock issued to the Company’s independent directors were as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Nonvested shares at the beginning of the period	33,369	7,497
Granted shares	24,116	31,288
Vested shares	(2,916)	(5,416)
Nonvested shares at the end of the period	54,569	33,369
Additionally, the weighted average fair value of restricted common stock issued to the Company’s independent directors for the nine months ended September 30, 2021 and year ended December 31, 2020 was as follows:

Grant Year	Weighted Average Fair Value
2020	$15.36
2021	15.55
Included in general and administrative expenses is $85,579 and $211,915 for the three and nine months ended September 30, 2021, respectively, and $18,309 and $81,692 for the three and nine months ended September 30, 2020, respectively, for compensation expense related to the issuance of restricted common stock. As of September 30, 2021, the compensation expense related to the issuance of the restricted common stock not yet recognized was $629,250. The weighted average remaining term of the restricted common stock was approximately one year as of September 30, 2021. As of September 30, 2021, no shares of restricted common stock issued to the independent directors have been forfeited.
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
September 30, 2021
(unaudited)
the terms of the Incentive Award Plan. The Time-Based 2021 Awards vest ratably over three years following the grant date, subject to the key employee’s continuous employment through the applicable vesting dates, with certain exceptions.
Total compensation expense related to the 2020 Restricted Stock Awards and the Time-Based 2021 Award for the three and nine months ended September 30, 2021 and 2020 was $363,507, $987,553, $79,169 and $79,169, respectively, and was included in general and administrative costs on the accompanying consolidated statements of operations. As of September 30, 2021, the compensation expense related to the issuance of the restricted common stock to the key employees not yet recognized was $3,057,771. The weighted average remaining term of the restricted common stock issued to the Company’s key employees was approximately 1.4 years as of September 30, 2021. As of September 30, 2021, no shares of restricted common stock issued to the Company’s key employees have been forfeited.
Investment Management Fee and Loan Coordination Fee Paid to Former Advisor in Shares
Following the completion of the Mergers on March 6, 2020 and until the Internalization Closing, and pursuant to the Advisory Agreement, the Company paid the Former Advisor a monthly investment management fee, payable 50% in cash and 50% in shares of the Company’s common stock at the estimated value per share at the time of issuance. The shares of common stock fully vested and became non-forfeitable upon payment of the monthly investment management fee. The fair value of the vested common stock at the date of issuance, using the then-most recent publicly disclosed estimated value per share, was recorded in stockholders’ equity in the accompanying consolidated balance sheets. No investment management fees were incurred in shares for the three and nine months ended September 30, 2021. Investment management fees of $2,863,215 and $8,367,340 were incurred in shares for the three and nine months ended September 30, 2020, respectively.
Following the closing of the Mergers on March 6, 2020 and until the closing of the Internalization Transaction, pursuant to the Advisory Agreement, the Company paid the Former Advisor a loan coordination fee in shares of the Company’s common stock at the estimated value per share at the time of issuance. The loan coordination fee was payable in shares equal to 0.5% of the amount of debt financed or refinanced (in each case, other than at the time of the acquisition of a property) or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. No loan coordination fees were incurred in shares for the three and nine months ended September 30, 2021. Loan coordination fees incurred in shares and included in fees to affiliates in the accompanying consolidated statements of operations were $0 and $1,116,700 for the three and nine months ended September 30, 2020, respectively.
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
In connection with the Mergers, the Company and the Former Advisor exchanged the then-outstanding Convertible Stock for new Class A Convertible Stock. The Class A Convertible Stock would have been converted into shares of the Company’s common stock if (1) the Company had made total distributions of money or other property to its stockholders or by SIR and STAR III to their respective holders of common shares (with respect to SIR and STAR III, including in each case distributions paid to SIR and STAR III stockholders prior to the closing of the Mergers), which the Company refers to collectively as the “Class A Distributions,” equal to the sum of the original issue price of the Company’s shares of common stock, shares of common stock of SIR and shares of common stock of STAR III (the “Common Equity”), plus an aggregate 6.0% cumulative,

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
non-compounded, annual return on the original issue price of those shares, (2) the Company listed its common stock for trading on a national securities exchange or entered into a merger whereby holders of the Company’s common stock receive listed securities of another issuer or (3) the Company’s Advisory Agreement was terminated or not renewed (other than for “cause” as defined in the Advisory Agreement), each of the above is referred to as a “Triggering Event.” Upon any of these Triggering Events, each share of Class A Convertible Stock would have been converted into a number of shares of the Company’s common stock equal to 1/1000 of the quotient of (A) 15% of the amount, if any, by which (i) the “Class A Enterprise Value” plus the aggregate value of the Distributions paid to date on the Common Equity exceeded (ii) the aggregate purchase price paid by stockholders for the Common Equity plus an aggregated 6.0% cumulative, non-compounded, annual return on the original issue price of the Common Equity as of the date of the Triggering Event, divided by (B) the Class A Enterprise Value divided by the number of the Company’s outstanding common shares on an as-converted basis as of the date of Triggering Event.
As discussed in Note 1 (Organization and Business), in connection with the Internalization Transaction, the Company repurchased all of the Class A Convertible Stock from the Former Advisor for $1,000.
Preferred Stock
The Charter provides the Company’s board of directors with the authority to issue one or more classes or series of preferred stock, and prior to the issuance of such shares of preferred stock, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares of preferred stock. The Company’s board of directors is authorized to amend the Charter without the approval of the stockholders to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of September 30, 2021 and December 31, 2020, no shares of the Company’s preferred stock were issued and outstanding.
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
Suspension and Contingent Termination of the DRP
In connection with the approval of the IRT Mergers, on July 26, 2021, the Company announced that the Company’s board of directors, including all of the Company’s independent directors, voted to terminate the DRP as of the effective time of the Company Merger. The Company’s board of directors, including all of the Company’s independent directors, also voted to suspend the DRP, effective as of the 10th day after notice was provided to stockholders.
As a result of the suspension of the DRP, any distributions paid after the distribution payment date in August 2021 were paid to the Company’s stockholders in cash. The Company can provide stockholders with assistance on directing cash distribution payments and answering questions. The suspension of the DRP did not affect the payment of distributions to stockholders who previously received their distributions in cash.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
In connection with the announcement of the then-proposed Mergers, on August 5, 2019, the Company’s board of directors approved the Amended & Restated SRP, which became effective September 5, 2019, and applied with repurchases made on the repurchase dates subsequent to the effective date of the Amended & Restated SRP. Under the Amended & Restated SRP, the Company only repurchased shares of common stock in connection with the death or qualifying disability (as defined in the Amended & Restated SRP) of a stockholder. Repurchases pursuant to the Amended & Restated SRP were limited to $2,000,000 per quarter.
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
On January 12, 2021, the board of directors further amended the Amended & Restated SRP. The amendment (1) limited repurchase requests to death and qualifying disability only and (2) set a $3,000,000 per calendar quarter limit on the amount of repurchases by the Company. The amendment took effect 30 days from January 14, 2021, and was in effect on April 30, 2021, the Repurchase Date (as defined below), with respect to repurchases for the fiscal quarter ending March 31, 2021. Share repurchase requests that did not meet the requirements for death and disability were cancelled (including any requests received during the first fiscal quarter of 2021). Prior to the suspension of the SRP discussed below, the share repurchase price was $14.46 per share, which represented 93% of the most recently published estimated value per share of $15.55.
In connection with the approval of the IRT Mergers, on July 26, 2021, the Company announced that the Company’s board of directors, including all of the Company’s independent directors, voted to terminate the Amended & Restated SRP as of the effective time of the Company Merger. The Company’s board of directors, including all of the Company’s independent directors, also voted to indefinitely suspend the Amended & Restated SRP effective as of the 30th day after notice was provided to stockholders. In addition, as a result of the suspension of the Amended & Restated SRP, the Company will not process or accept any requests for redemption received after July 26, 2021.
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
(3)    The required one-year holding period did not apply to repurchases requested within two years after the death or disability of a stockholder.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
(4)    The purchase price per share for shares repurchased upon the death or disability of a stockholder was equal to the average issue price per share for all of the stockholder’s shares.
The purchase price per share for shares repurchased pursuant to the Amended & Restated SRP was further reduced by the aggregate amount of net proceeds per share, if any, distributed to the Company’s stockholders prior to the Repurchase Date (defined below) as a result of the sale of one or more of the Company’s assets that constituted a return of capital as a result of such sales.
Repurchases of shares of the Company’s common stock were made quarterly upon written request to the Company at least 15 days prior to the end of the applicable quarter. Repurchase requests were honored approximately 30 days following the end of the applicable quarter (“Repurchase Date”). Stockholders could withdraw their repurchase request at any time up to three business days prior to the Repurchase Date.
The Company was not obligated to repurchase shares of its common stock under the Amended & Restated SRP. In no event did repurchases under the Amended & Restated SRP exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $3,000,000 limit for any quarter put in place by the Company’s board of directors. There was no fee in connection with a repurchase of shares of the Company’s common stock pursuant to the Amended & Restated SRP. As of September 30, 2021 and December 31, 2020, the Company had recorded $0 and $4,000,000, respectively, which represented 0 and 282,477 (pursuant to the Amended & Restated SRP) shares of common stock, respectively, in accounts payable and accrued liabilities on the accompanying consolidated balance sheets related to these unfulfilled repurchase requests.
During the three and nine months ended September 30, 2021, the Company repurchased a total of 195,627 and 637,272 shares with a total repurchase value of $2,828,761 and $9,130,324, and received requests for repurchases of 0 and 345,303 shares with a total repurchase value of $0 and $4,993,073, respectively.
During the three and nine months ended September 30, 2020, the Company repurchased a total of 282,483 and 484,684 shares with a total repurchase value of $4,000,000 and $6,907,827, and received requests for the repurchase of 1,568,908 and 4,382,676 shares with a total repurchase value of $22,215,732 and $62,058,686, respectively.
The Company could not guarantee that the funds set aside for the Amended & Restated SRP would be sufficient to accommodate all repurchase requests made in any quarter. In the event that the Company did not have sufficient funds available to repurchase all of the shares of the Company’s common stock for which repurchase requests had been submitted for death and disability, repurchase requests were paid on a pro rata basis up to the $3,000,000 quarterly cap.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Distributions Declared and Paid
The Company’s board of directors approved a cash distribution that accrued at a rate of $0.002466 per day for each share of the Company’s common stock during the month ended January 31, 2021, which, if paid over a 365-day period is equivalent to $0.90 per share. On January 12, 2021, the Company’s board of directors approved a cash distribution that accrues at a rate of $0.001438 per day for each share of the Company’s common stock for the period commencing on February 1, 2021 and ending on February 28, 2021, which was extended for the months of March through September, 2021, and which, if paid over a 365-day period is equivalent to $0.525 per share. The distributions declared accrue daily to stockholders of record as of the close of business on each day and are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month. There is no guarantee that the Company will continue to pay distributions at this rate or at all.
The following tables reflect distributions declared and paid to common stockholders and Class A-2 and Class B OP Unit holders (collectively, the “Noncontrolling Interest OP Unit Holders”) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	67,112	—	67,112	515,952	—	515,952
DRP distributions declared (value)	$1,043,598	$—	$1,043,598	$7,942,867	$—	$7,942,867
Cash distributions declared	13,541,606	940,119	14,481,725	38,831,290	3,016,024	41,847,314
Total distributions declared	$14,585,204	$940,119	$15,525,323	$46,774,157	$3,016,024	$49,790,181

DRP distributions paid (in shares)	132,177	—	132,177	634,155	—	634,155
DRP distributions paid (value)	$2,055,356	$—	$2,055,356	$9,764,448	$—	$9,764,448
Cash distributions paid	12,531,553	940,119	13,471,672	40,379,699	3,516,645	43,896,344
Total distributions paid	$14,586,909	$940,119	$15,527,028	$50,144,147	$3,516,645	$53,660,792

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total	Common Stockholders	Noncontrolling Interest OP Unit Holders	Total
DRP distributions declared (in shares)	352,345	—	352,345	1,028,773	—	1,028,773
DRP distributions declared (value)	$5,366,210	$—	$5,366,210	$15,865,995	$—	$15,865,995
Cash distributions declared	19,455,686	668,742	20,124,428	48,772,528	832,056	49,604,584
Total distributions declared	$24,821,896	$668,742	$25,490,638	$64,638,523	$832,056	$65,470,579

DRP distributions paid (in shares)	352,832	—	352,832	1,023,791	—	1,023,791
DRP distributions paid (value)	$5,373,636	$—	$5,373,636	$15,857,249	$—	$15,857,249
Cash distributions paid	19,567,958	144,650	19,712,608	45,434,671	307,964	45,742,635
Total distributions paid	$24,941,594	$144,650	$25,086,244	$61,291,920	$307,964	$61,599,884
As of September 30, 2021 and December 31, 2020, $5,061,360 and $8,931,971 of distributions declared were payable, which included $0 and $1,821,581, or 0 shares and 119,605 shares of common stock, attributable to the DRP, respectively.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
As reflected in the table above, for the three and nine months ended September 30, 2021 and 2020, the Company paid total distributions of $15,527,028 and $53,660,792, respectively, and $25,086,244 and $61,599,884, respectively.
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
On August 28, 2020, STAR III OP merged with and into the Operating Partnership, and VV&M owns the Class A-2 operating partnership units in the Operating Partnership pursuant to the Operating Partnership Agreement on substantially the same terms described above.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
As of September 30, 2021, noncontrolling interests were approximately 6.06% of total shares and 6.05% of weighted average shares outstanding (both measures assuming Class A-2 OP Units and Class B OP Units were converted to common stock). The changes in the carrying amount of noncontrolling interests consisted of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance Class A-2 OP Units	$12,749,653	$14,450,000	$13,219,354	$—
Issuance of Class A-2 OP Units	—	—	—	14,450,000
Loss allocated to Class A-2 OP Units	(134,005)	(700,327)	(326,469)	(537,013)
Distributions to Class A-2 OP Units	(125,552)	(214,642)	(402,787)	(377,956)
Beginning balance Class B OP Units	88,055,573	93,750,000	91,103,305	93,750,000
Loss allocated to Class B OP Units	(869,670)	(144,326)	(2,118,734)	(144,326)
Distributions to Class B OP Units	(814,567)	(454,100)	(2,613,237)	(454,100)
Noncontrolling interests ending balance	$98,861,432	$106,686,605	$98,861,432	$106,686,605
10.          Related Party Arrangements
Prior to the Internalization Closing on August 31, 2020, the Former Advisor was the Company’s advisor and, as such, supervised and managed the Company’s day-to-day operations and selected the Company’s real property investments and real estate-related assets, subject to oversight by the Company’s board of directors. The Former Advisor also provided marketing, sales and client services on the Company’s behalf. The Former Advisor is owned by SRI, the Company’s former sponsor. Mr. Emery, the Company’s Chairman of the board of directors and Chief Executive Officer, owns a 48.6% interest in Steadfast Holdings, the largest owner of SRI. Ms. del Rio, the Company’s former Secretary and an affiliated director, owns a 6.3% interest in Steadfast Holdings. From 2014 to 2020, Ms. Neyland, the Company’s President, Chief Financial Officer and Treasurer, earned an annual 5% profits interest from Steadfast Holdings. Ms. Neyland’s profits interest was terminated in November 2020.
During the eight months ended August 31, 2020, all of our other officers and directors, other than our independent directors, were officers of our Former Advisor and officers, limited partners and/or members of our former sponsor and other affiliates of our Former Advisor.
Prior to the Internalization Closing, the Company and the Operating Partnership operated pursuant to the Advisory Agreement with the Former Advisor. Pursuant to the Advisory Agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services, the investment of funds in real estate and real estate-related investments and the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to the limitations described below, the Company was also obligated to reimburse the Former Advisor and its affiliates for organization and offering costs incurred by the Former Advisor and its affiliates on behalf of the Company, as well as acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Summarized below are the related party transactions incurred by the Company for the three and nine months ended September 30, 2021 and 2020, respectively, and any related amounts payable and (receivable) as of September 30, 2021 and December 31, 2020:

	Incurred (Received) For the		Incurred (Received) For the		Payable (Receivable) as of
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2021	2020	2021	2020	Sep 30, 2021	Dec 31, 2020
Consolidated Statements of Operations:
Expensed
Investment management fees (1)	$—	$5,648,468	$—	$19,537,998	$—	$—
Due diligence costs (2)	300	10,270	37,466	11,381	300	102,301
Loan coordination fees (1)	—	—	—	1,605,652	—	—
Disposition fees (3)	—	256,000	—	594,750	—	—
Disposition transaction costs (3)	—	—	—	5,144	—	—
Property management:
Fees (1)	4,158	1,618,611	12,708	5,484,468	1,269	5,585
Reimbursement of onsite personnel (4)	—	4,926,692	—	17,402,120	—	—
Reimbursement of other (1)	—	1,182,636	—	3,958,226	—	—
Reimbursement of property operations (4)	—	42,026	9,168	230,225	—	—
Reimbursement of property G&A (2)	—	30,480	—	114,696	—	—
Other operating expenses (2)	358,643	1,134,085	1,221,329	2,798,549	22,148	158,723
Reimbursement of personnel benefits and other costs (5)	41,390	470,925	153,752	470,925	28,006	20,457
Insurance proceeds (6)	—	—	—	(150,000)	—	—
Property insurance (6)	—	9,214	—	2,449,166	—	—
Earned
Rental revenue (7)	—	(12,133)	—	(53,162)	—	—
Transition services agreement income (6)	(7,884)	(62,000)	(22,415)	(62,000)	(10,309)	(103,552)
SRI Property management agreement income (6)	(366,966)	(71,446)	(929,725)	(71,446)	(120,408)	(77,760)
Other reimbursement income under the SRI property management agreements (6)	(134,247)	(38,487)	(345,779)	(38,487)	—	(21,980)
Reimbursement of onsite personnel income under the SRI property management agreements (6)	(1,065,967)	(218,166)	(3,241,507)	(218,166)	(116,338)	(173,927)
SRI construction management fee income (6)	(47,032)	—	(111,937)	—	(16,222)	—
Consolidated Balance Sheets:
Net assets acquired in internalization transaction (8)	—	123,236,646	—	123,236,646	—	—
Sublease security deposit (9)	—	85,000	—	85,000	(85,000)	(85,000)
Deferred financing costs (10)	—	—	—	49,050	—	—
Capitalized to Real Estate
Capitalized development services fee (11)	173,303	151,071	173,303	453,213	173,303	50,357
Capitalized investment management fees (11)	—	78,053	—	257,721	—	—
Capitalized development costs (11)	900	—	2,500	3,030	—	—
Acquisition expenses (12)	—	36,470	—	426,389	—	—
Acquisition fees (12)	—	—	—	17,717,639	—	—
Loan coordination fees (12)	—	—	—	8,812,071	—	—
Construction management:
Fees (13)	—	153,826	—	536,098	—	—
Reimbursement of labor costs (13)	—	70,238	—	236,477	—	—

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

	Incurred (Received) For the		Incurred (Received) For the		Payable (Receivable) as of
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2021	2020	2021	2020	Sep 30, 2021	Dec 31, 2020
Additional paid-in capital
Distributions to Class B OP Unit holders(14)	$814,567	$454,378	$2,613,238	$454,378	$265,620	$469,236
Issuance of Class B OP Units (15)	—	93,750,000	—	93,750,000	—	—
Redemption of convertible stock (15)	—	1,000	—	1,000	—	—
	$(228,835)	$232,943,857	$(427,899)	$300,088,751	$142,369	$344,440
__________________
1)Included in fees to affiliates in the accompanying consolidated statements of operations. Property management fees of $4,158 relate to compliance fees incurred under a compliance agreement with the Former Property Manager, as defined below, to follow certain tax compliance procedures with respect to the leasing of apartment homes to qualified residents.
2)Included in general and administrative expenses in the accompanying consolidated statements of operations. Due diligence costs of $300 represent acquisition expenses related to the Company’s real estate projects that did not come to fruition and which were incurred by an affiliate of SIP on behalf of the Company. Other operating expenses of $358,643 relate to sublease rental expenses of $280,186 and $78,457 of expenses related to information systems costs incurred by SIP on behalf of the Company.
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
8)In connection with the Internalization Transaction, the Company became self-managed and acquired the advisory, asset management and property management business of the Former Advisor resulting in the recognition of net assets assumed in the Internalization Transaction of $123,236,646, which consists of goodwill of $125,220,448, other assets of $2,717,634 and accounts payable and accrued liabilities of $4,701,436, all of which are included in the accompanying consolidated balance sheets.
9)Included in other assets in the accompanying consolidated balance sheets.
10)Included in notes payable, net in the accompanying consolidated balance sheets.
11)Included in real estate held for development in the accompanying consolidated balance sheets.
12)Included in total real estate, net in the accompanying consolidated balance sheets.
13)Included in building and improvements in the accompanying consolidated balance sheets.
14)Included in cumulative distributions and net losses in the accompanying consolidated balance sheets.
15)In connection with the Internalization Transaction, in exchange for acquiring the advisory, asset management and property management business of the Former Advisor and its affiliates, the Company paid its former sponsor, total consideration of $124,999,000 which consists of $31,249,000 in cash consideration and 6,155,613.92 of Class B OP Units valued at $15.23 per unit or $93,750,000. The Class B OP Units are included within noncontrolling interests in the accompanying consolidated balance sheets. In addition, the Company purchased all of the Class A convertible shares of the Company held by the Former Advisor for $1,000.

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Investment Management Fee
Prior to the completion of the Mergers on March 6, 2020, the Company paid the Former Advisor a monthly investment management fee equal to one-twelfth of 1.0% of (1) the cost of real properties and real estate-related assets acquired directly by the Company or (2) the Company’s allocable cost of each investment in real property or real estate related asset acquired through a joint venture. The investment management fee is calculated including the amount actually paid or budgeted to fund acquisition fees, acquisition expenses, cost of development, construction or improvement and any debt attributable to such investments, or the Company’s proportionate share thereof in the case of investments made through joint ventures. Following the completion of the Mergers and until the Internalization Closing, the Company paid the Former Advisor a monthly investment management fee, which was calculated on the same basis as described above, and payable 50% in cash and 50% in shares of the Company’s common stock. Investment management fees paid in shares, included in fees to affiliates in the accompanying consolidated statements of operations were $0 for each of the three and nine months ended September 30, 2021, and $4,328,191 and $8,367,340 for the three and nine months ended September 30, 2020, respectively.
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
September 30, 2021
(unaudited)
coordination fee of $7,910,205, which was capitalized to the acquired real estate and investment in unconsolidated joint venture in the accompanying consolidated balance sheets.
As compensation for services rendered in connection with any financing or the refinancing of any debt (in each case, other than at the time of the acquisition of a property), the Company also paid the Former Advisor or one of its affiliates, in the form of shares equal to such amount, a loan coordination fee equal to 0.5% of the amount refinanced or the Company’s proportionate share of the amount refinanced in the case of investments made through a joint venture. No loan coordination fee was paid in shares to the Company’s Former Advisor during the three and nine months ended September 30, 2021. Loan coordination fees of $0 and $1,116,700 were paid in shares to the Company’s Former Advisor for each of the three and nine months ended September 30, 2020, respectively.
Following the Internalization Closing, loan coordination fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Property Management Fees and Expenses
Prior to the Internalization Closing, the Company was party to property management agreements (each, as amended from time to time, a “Property Management Agreement”) with Steadfast Management Company, Inc., an affiliate of SRI (the “Former Property Manager”), in connection with the management of each of the Company’s properties. Pursuant to each Property Management Agreement, the Company paid the Former Property Manager a monthly management fee equal to a range from 2.5% to 3.5% of each property’s gross revenues (as defined in the respective Property Management Agreements) for each month, as determined by the Former Advisor and approved by a majority of the Company’s board of directors, including a majority of the independent directors. Each Property Management Agreement had an initial one-year term and continued thereafter on a month-to-month basis unless either party gave 60 days’ prior notice of its desire to terminate the Property Management Agreement, provided that the Company could terminate the Property Management Agreement at any time upon a determination of gross negligence, willful misconduct or bad acts of the Former Property Manager or its employees or upon an uncured breach of the Property Management Agreement upon 30 days’ prior written notice to the Former Property Manager.
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
September 30, 2021
(unaudited)
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
On August 12, 2021, the Company and the Developer entered into an amendment to the Development Services Agreement in connection with certain development projects which (1) added an incentive fee of 1% (not to exceed $350,000) of the hard and soft costs, less the cost of the land, related acquisition costs and city permits and fees to the development services fee at Garrison Station and (2) clarified final development fees at the Arista at Broomfield and Flatirons development projects are based on final actual costs.
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
September 30, 2021
(unaudited)
investments; and (h) other expenses connected with the acquisition, disposition, management and ownership of investments (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of real property).
As of September 30, 2021, the Company’s total operating expenses, as defined above, did not exceed the 2%/25% Limitation.
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
Ancillary Internalization Transaction Agreements
Transition Services Agreement
As a condition to Internalization Closing, on August 31, 2020, the Company and SIP entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which, commencing on August 31, 2020 until March 31, 2021, which was subsequently extended through December 16, 2021, unless earlier terminated pursuant to the Transition Services Agreement, SIP will continue to provide certain operational and administrative support at cost plus 15% to the Company, which may include support relating to, without limitation, shared legal, and tax support as set forth in the Transition Services Agreement. Similarly, the Company agreed to provide certain services to SIP and its affiliates at cost plus 15%, which may include acquisition, disposition and financing support, legal support, shared information technology and human resources.
SRI Property Management Agreements
In connection with the Internalization Transaction, the Company terminated its existing property-level property management agreements with the Former Property Manager. On August 31, 2020, SRS, entered into the SRI Property Management Agreements with an affiliate of SRI to provide property management services in connection with certain properties owned by

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
SIP or its affiliates (each a “Property Owner” and collectively, the “Property Owners”). Pursuant to each SRI Property Management Agreement, SRS received a monthly management fee equal to 2.0% of each property’s gross collections for such month (“Gross Collections”). On April 23, 2021, SRS entered into amendments to the SRI Property Management Agreements with affiliates of SRI to (1) provide that SRS is responsible for providing accounting services for the properties owned by the Property Owners and (2) increase the property management fee from 2.0% to 3.0% of Gross Collections. Each SRI Property Management Agreement has an initial one-year term and will continue thereafter on a month-to-month basis unless the Property Owner terminates the SRI Property Management Agreement with 60 days’ prior written notice or upon the determination of gross negligence, willful misconduct or bad acts of SRS or its employees with 30 days’ prior written notice to SRS. After the first one-year term, either party may terminate the SRI Property Management Agreement in the event of a material breach that remains uncured for a period of 30 days after written notification of such breach. As of September 30, 2021 and December 31, 2020, the Company recognized the SRI Property Management Agreements asset, net of $0 and $543,332 within other assets on the accompanying consolidate balance sheets. The SRI Property Management Agreement asset was fully amortized as of September 30, 2021.
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
On October 1, 2021, Steadfast Companies, on behalf of each Property Owner, provided written notice to terminate the SRI Property Management Agreements no later than December 30, 2021.
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
September 30, 2021
(unaudited)
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
Sub-Lease
In connection with the Internalization Transaction, SRS, an indirect subsidiary of the Company, entered into a sub-lease agreement (the “Sub-Lease”) with the Former Property Manager on September 1, 2020, for its headquarters in Irvine, California. The Sub-Lease also includes certain furniture and fixtures, that will become the property of SRS at the end of the lease term. As of September 30, 2021, the Sub-Lease has a remaining lease term of eight months with no option to renew. The monthly sub-lease expense is recognized on a straight line basis over the remaining term of the the Sub-Lease. As of September 30, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the office space, the Company recorded an operating lease ROU asset, net of $637,194 and $1,339,591 and an operating lease liability, net of $648,057 and $1,346,835, respectively. As of September 30, 2021 and December 31, 2020, as it pertains to the Sub-Lease of the furniture and fixtures, the Company recognized a finance lease ROU asset, net of $7,665 and $16,845 and a finance lease liability, net of $8,098 and $17,020, respectively. For the three and nine months ended September 30, 2021, the Sub-Lease expense related to the office space was $241,549 and $724,647, respectively, and for the furniture and fixtures $3,125 and $9,438, respectively. For the three and nine months ended September 30, 2020, the Sub-Lease expense related to the office space and the furniture and fixtures was $80,517 and $47, respectively. See Note 15 (Leases) for further details about the Company’s leases.
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
September 30, 2021
(unaudited)
the date following an independent director’s re-election to the Company’s board of directors, he or she receives 1,666 shares of restricted common stock.
On March 6, 2020, the Company granted 3,333 shares of restricted common stock pursuant to the independent directors’ compensation plan to each of its two newly elected independent directors. One-fourth of the shares of restricted common stock generally vest and become non-forfeitable upon issuance and the remaining portion will vest in 3 equal annual installments beginning on the date of grant and ending on the third anniversary of the date of grant; provided, however, that the restricted stock will become fully vested and become non-forfeitable on the earlier to occur of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of the Company. These restricted stock awards entitle the holders to participate in distributions even if the shares are not fully vested.
On September 15, 2020, the Company’s board of directors approved an amendment to the independent directors’ compensation plan, which is described in more detail below. On December 3, 2020, the Company granted 4,924 shares of restricted common stock to each of its five independent directors pursuant to the Incentive Award Plan at a fair value of $15.23 per share in connection with their re-election to the board of directors at the Company’s annual meeting of stockholders. These shares generally vest in 2 equal annual installments beginning on the first anniversary of the date of grant and ending on the second anniversary of the date of grant; provided, however, that the restricted stock will become fully vested on the earlier to occur of: (1) the termination of the independent director’s service as a director due to his or her death or disability, or (2) a change in control of the Company.
The Company recorded a stock-based compensation expense of $85,579 and $211,915 for the three and nine months ended September 30, 2021, respectively, and $18,309 and $81,692 for the three and nine months ended September 30, 2020, respectively, related to the independent directors’ restricted common stock.
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
On July 16, 2021, the Company received a derivative demand letter addressed to the Company’s board of directors, purportedly sent on behalf of two stockholders, relating to the Internalization Transaction. The letter demanded that the Company’s board of directors appoint a committee to investigate the Internalization Transaction and, among other things, determine whether there exists any basis for the Company to pursue claims relating to that transaction, including for recovery of payments made in the transaction. In September 2021, the Company established the Demand Review Committee, comprised of two independent directors, to pursue the purported claims mentioned above. The Company agreed to pay each member of the Demand Review Committee a one-time retainer in the amount of $50,000, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
Director compensation is an operating expense of the Company that, prior to the Internalization Closing, was subject to the operating expense reimbursement obligation of the Former Advisor discussed in Note 10 (Related Party Arrangements). The

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
Company recorded an operating expense of $321,250 and $807,750 for the three and nine months ended September 30, 2021, respectively, and $228,750 and $765,750 for the three and nine months ended September 30, 2020, respectively, related to the independent directors’ annual cash retainer, attending board and committee meetings and a one-time retainer for the two independent directors serving on the Demand Review Committee, which is included in general and administrative expenses in the accompanying consolidated statements of operations. Upon signing the merger agreements, merger related acquisition expenses including $0 for each of the three and nine months ended September 30, 2021, and $0 and $3,000 for the three and nine months ended September 30, 2020, respectively, related to attending committee meetings, met the definition of capitalized expenses and were therefore capitalized in the accompanying consolidated balance sheets. As of September 30, 2021 and December 31, 2020, $321,250 and $209,250, respectively, related to the independent directors’ annual retainer paid in cash and board and committee meetings attendance is included in accounts payable and accrued liabilities in the consolidated balance sheets.
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
As of September 30, 2021, the Company is developing a multifamily property known as Garrison Station consisting of nine residential buildings with 176 apartment homes with remaining commitments to fund of approximately $1,800,000 (inclusive of applicable construction loan obligations) and an estimated completion date in the fourth quarter of 2021. As of September 30, 2021, 160 of the 176 apartment homes were placed in service.
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

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
13.          Earnings Per Share
The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted loss per share, or EPS, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(10,642,474)	$(36,913,412)	$(37,711,420)	$(99,819,162)
Less:
Distributions related to unvested restricted stockholders(1)	(43,359)	(16,066)	(124,447)	(20,840)
Numerator for loss per common share — basic	$(10,685,833)	$(36,929,478)	$(37,835,867)	$(99,840,002)
Weighted average common shares outstanding — basic and diluted(2)	109,901,506	109,663,583	109,898,905	95,714,116
Loss per common share — basic and diluted	$(0.10)	$(0.34)	$(0.34)	$(1.04)
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
14.          Derivative Financial Instruments
The Company uses interest rate derivatives with the objective of managing exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect they could have on future cash flows. Interest rate cap agreements are used to accomplish this objective. The following table provides the terms of the Company’s interest rate derivative instruments that were in effect at September 30, 2021 and December 31, 2020:

September 30, 2021
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	9/1/2022 - 8/1/2024	One-Month LIBOR	5	$269,300,350	0.08%	4.07%	$27,853

December 31, 2020
Type	Maturity Date Range	Based on	Number of Instruments	Notional Amount	Variable Rate	Weighted Average Rate Cap	Fair Value
Interest Rate Cap	1/1/2021 - 7/1/2023	One-Month LIBOR	9	$407,935,350	0.14%	3.41%	$7,852
The interest rate cap agreements are not designated as effective cash flow hedges. Accordingly, the Company records any changes in the fair value of the interest rate cap agreements as interest expense. The change in the fair value of the interest rate cap agreements for the three and nine months ended September 30, 2021, resulted in an unrealized loss of $40,902 and $39,699, respectively, and for the three and nine months ended September 30, 2020, resulted in an unrealized loss of $29,093 and $56,287, respectively, which is included in interest expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2021 and 2020, the Company acquired interest rate cap agreements of $47,500 and $59,700 and $20,000 and $67,000, respectively, and did not receive settlement proceeds. The Company also acquired interest rate cap agreements of $6,110 during the nine months ended September 30, 2020, in connection with the Mergers. The fair value of the interest rate cap agreements of $27,853 and $7,852 as of September 30, 2021 and December 31, 2020, respectively, is included in other assets on the accompanying consolidated balance sheets.
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
The components of lease costs were as follows:

		Three Months Ended September 30,
Lease Cost	Classification	2021	2020
Operating Lease cost(1)	Operating, maintenance and management	$10,233	$11,340
Operating Lease cost(1)	General and administrative	241,549	80,516
Finance lease cost
Amortization of leased assets	Depreciation and amortization	3,060	1,020
Accretion of lease liabilities	Interest expense	65	47
Total lease cost		$254,907	$92,923

		Nine Months Ended September 30,
Lease Cost	Classification	2021	2020
Operating Lease cost(1)	Operating, maintenance and management	$26,746	$27,867
Operating Lease cost(1)	General and administrative	724,647	80,516
Finance lease cost
Amortization of leased assets	Depreciation and amortization	9,180	1,020
Accretion of lease liabilities	Interest expense	258	47
Total lease cost		$760,831	$109,450
_____________________
(1)    Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases was as follows:

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)
Operating leases	3.6	3.4
Finance leases	0.7	1.4
Weighted average discount rate
Operating Leases	3.4%	3.2%
Finance Leases	2.9%	2.9%

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$862,107	$213,698
Operating cash outflows related to finance leases	$9,180	$1,020
Financing cash outflows related to finance leases	$—	$—
Operating Leases
The following table sets forth as of September 30, 2021, the undiscounted cash flows of the Company’s scheduled lease obligations for future minimum payments for the three months ending December 31, 2021 and for each of the next four years ending December 31, and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the Company’s accompanying consolidated balance sheets:

Year	Amount
Remainder of 2021	$297,071
2022	611,239
2023	188,990
2024	122,026
2025	94,506
Thereafter	266,910
Total undiscounted operating lease payments	$1,580,742
Less: interest	(263,991)
Present value of operating lease liabilities	$1,316,751
Finance Leases
The following table sets forth as of September 30, 2021, the undiscounted cash flows of the Company’s scheduled obligations for future minimum payments for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
Remainder of 2021	$3,060
2022	5,100
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted finance lease payments	$8,160
Less: interest	(62)
Present value of finance lease liabilities	$8,098

PART I — FINANCIAL INFORMATION (continued)
Item 1. Financial Statements (continued)

STEADFAST APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited)
16.          Subsequent Events
Distributions Paid
On October 1, 2021, the Company paid distributions of $5,061,360, which related to distributions declared for each day in the period from September 1, 2021 through September 30, 2021. All such distributions were paid in cash.
Distributions Declared
On October 26, 2021, the Company’s board of directors approved and authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on November 1, 2021 and ending on November 30, 2021. The distributions will be equal to $0.001438 per share of the Company’s common stock per day. The distributions for each record date in November 2021 will be paid in December 2021. The distributions will be payable to stockholders from legally available funds therefor.
Complaints filed in Central District of California and Southern District of New York
On October 18, 2021, and October 21, 2021, the Company and each member of the board of directors was named as a defendant in two separate complaints filed in the United States District Court Central District of California Southern Division and in the United States District Court Southern District of New York (the “Complaints”), respectively. Each Complaint, filed on behalf of someone claiming to be a stockholder of the Company, accuses the defendants of certain violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with the proxy statement mailed to the Company’s stockholders soliciting proxies for the IRT Merger. The Company disagrees with the allegations and intends to vigorously defend itself and its directors.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. One factor that could have a material adverse effect on our operations and future prospects is the adverse effect of COVID-19 and its variants on the financial condition, results of operations, cash flows and performance of us and our tenants, the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents will depend on future developments, including the outbreak of new strains of the virus and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
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
•our pending merger with IRT;
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

PART I — FINANCIAL INFORMATION (continued)

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
Overview
We were formed on August 22, 2013, as a Maryland corporation that elected to be taxed as, and qualifies as, a REIT. As of September 30, 2021, we owned and managed a diverse portfolio of 70 multifamily properties comprised of 22,001 apartment homes and three parcels of land held for the development of apartment homes. We may acquire additional multifamily properties or pursue multifamily development projects in the future.
Agreement and Plan of Merger
On July 26, 2021, we and Steadfast Apartment REIT Operating Partnership, L.P., our subsidiary operating partnership, or the Operating Partnership, entered into an Agreement and Plan of Merger, or the IRT Merger Agreement, with Independence Realty Trust, Inc., or IRT, IRT’s operating partnership, Independence Realty Operating Partnership, LP, or IRT OP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT, or IRT Merger Sub.
On the terms, and subject to the conditions of, the IRT Merger Agreement, we will merge with and into IRT Merger Sub, which is referred to herein as the “Company Merger”, with IRT Merger Sub surviving the Company Merger as a wholly-owned subsidiary of IRT; and immediately thereafter, the Operating Partnership will merge with and into IRT OP, or the Partnership Merger, and, together with the Company Merger, the “IRT Mergers”, with IRT OP surviving the Partnership Merger.
In the Company Merger, each outstanding share of our common stock, par value $0.01 per share, will be converted automatically into the right to receive 0.905, or the Exchange Ratio, of a newly issued share of IRT common stock, par value $0.01 per share, or the IRT common stock, with cash paid in lieu of fractional shares.
In the Partnership Merger, each outstanding unit of limited partnership of the Operating Partnership will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IRT OP, or the IRT common units. Under the agreement of limited partnership of IRT OP, IRT common unitholders may generally tender their IRT common units, in whole or in part, to IRT OP for redemption for a cash amount based on the then-market price of an equivalent number of shares of IRT common stock, and IRT may thereupon elect, at its option, to satisfy the redemption by issuing one share of IRT common stock for each IRT common unit tendered for redemption.
Pursuant to the IRT Mergers, our stockholders will receive, in aggregate, in exchange for their shares of common stock, approximately, 99.7 million shares of IRT common stock and limited partners in our Operating Partnership will receive, in aggregate, in exchange for their operating partnership units, approximately 6.4 million IRT OP common units.
Consummation of the IRT Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and approval of our stockholders, and is expected to occur in the fourth quarter of 2021. For more information on the Mergers, see our Definitive Proxy Statement filed with the SEC on September 29, 2021.
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

PART I — FINANCIAL INFORMATION (continued)

COVID-19 Impact
We are carefully monitoring the ongoing COVID-19 pandemic and its impact on our business. During the quarter ended June 30, 2020, we instituted payment plans for our residents that were experiencing hardship due to COVID-19, which we refer to as the “COVID-19 Payment Plan.” Pursuant to the COVID-19 Payment Plan, we allowed qualifying residents to defer their rent, which is collected by us in monthly installment payments over the duration of the current lease or renewal term (which may not exceed 12 months). Additionally, for the months of May and June 2020, we provided certain qualifying residents with a one-time concession to incentivize their performance under the payment plan. If the qualifying resident failed to make payments pursuant to the COVID-19 Payment Plan, the concession was immediately terminated, and the qualifying resident was required to immediately repay the amount of the concession. Due to reduced demand, we did not offer residents any other payment plans during the remaining months of 2020. In the aggregate, approximately $2,053,821 in rent was subject to the COVID-19 Payment Plan, with $9,945 still due as of September 30, 2021.
In January 2021, we began offering an extension to the COVID-19 Payment Plan, or the Extension Plan, that allows eligible residents to defer their rent, which is collected by us in monthly installment payments over the lesser of the duration of the current lease term or a maximum of three months (with the exception of certain states that allow a maximum of six months deferral). Under the Extension Plan, no concessions are offered for residents with a payment plan duration of two months or less and residents who opted for the COVID-19 Payment Plan are not eligible to participate in the Extension Plan unless they paid off the amounts due under the COVID-19 Payment Plan. As of October 13, 2021, the number of qualifying residents who opted for the Extension Plan were 55 and approximately $37,000 in rent was subject to the Extension Plan.
During the quarter ended September 30, 2020, we initiated a debt forgiveness program for certain of our residents that were experiencing hardship due to COVID-19 and who were in default on their lease payments, which we refer to as the “Debt Forgiveness Program.” Pursuant to the Debt Forgiveness Program, we offered qualifying residents an opportunity to terminate the lease without being liable for any unpaid rent and penalties. We determined that accounts receivable of $2,610,927 related to the Debt Forgiveness Program are not probable of collection and therefore included these accounts in our reserve. In the aggregate, $298,576 of rent was written off as of September 30, 2021. As of September 30, 2021, approximately 55 of 455 residents that qualified for the Debt Forgiveness Program, vacated their apartment homes, terminating their lease resulting in the forgiveness and write-off of their debt. We may in the future continue to offer various types of payment plans or rent relief depending on the ongoing impact of the COVID-19 pandemic.
During the nine months ended September 30, 2021, we collected an average of 96% in rent due pursuant to our leases. We collected 94% in rent due pursuant to our leases through October 25, 2021. We have reserved approximately $3,863,876 of accounts receivable which we consider not probable for collection. Although the COVID-19 pandemic has not materially impacted our rent collections, the future impact of COVID-19 is still unknown. We are currently working with residents at our communities to obtain rental relief assistance pursuant to the Emergency Rental Assistance Program (“ERA”) adopted by the U.S. Department of Treasury. During the nine months ended September 30, 2021, 1,119 residents applied for the ERA, of which 1,057 residents received rental assistance in the aggregate amount of approximately $3,700,000.
Winter Storm
In February 2021, certain regions of the United States experienced winter storms and extreme cold temperatures, including in the states where we own and operate multifamily properties. The storms and the extreme cold temperatures resulted in power outages and freezing water pipes which negatively impacted some of our properties. Our properties are fully insured, and we expect the costs to be fully recoverable by insurance proceeds, less the plan’s deductible. During the nine months ended September 30, 2021, we wrote off $12,515,830 of carrying value of our fixed assets and recorded $10,800,111 of estimated repair expenses, with a corresponding increase in general and administrative expenses and an increase in our accounts payable and accrued liabilities, of which $8,249,358 has been paid as of September 30, 2021. We also recorded insurance recoveries of $23,315,941 for the estimated insurance claims proceeds in the amount of total losses incurred (as described above) as an increase in rents and other receivables. As of September 30, 2021, $6,875,000 of proceeds were received and $16,440,941 remained in rents and other receivables. As a result, while our net loss for the nine months ended September 30, 2021, was not impacted, we experienced a decrease in the carrying value of our real estate held for investment, net and increases to rents and other receivables and accounts payable and accrued liabilities in the consolidated balance sheets for nine months ended September 30, 2021.
Public Offering
On December 30, 2013, we commenced our initial public offering of up to 66,666,667 shares of common stock at an initial price of $15.00 per share and up to 7,017,544 shares of common stock pursuant to our distribution reinvestment plan at an initial price of $14.25 per share. On March 24, 2016, we terminated our initial public offering. As of March 24, 2016, we had

PART I — FINANCIAL INFORMATION (continued)

sold 48,625,651 shares of common stock for gross offering proceeds of $724,849,631, including 1,011,561 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $14,414,752. Following the termination of our initial public offering, we continued to offer shares of our common stock pursuant to our distribution reinvestment plan until it was suspended in connection with entering into the IRT Merger Agreement. As of September 30, 2021, we had sold 112,299,272 shares of common stock for gross offering proceeds of $1,727,794,175, including 8,669,192 shares of common stock issued pursuant to our distribution reinvestment plan for gross offering proceeds of $130,065,017 and 56,016,053 shares of common stock issued in connection with the Mergers (as defined below).
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

PART I — FINANCIAL INFORMATION (continued)

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
On July 16, 2021, we received a derivative demand letter addressed to our board of directors, purportedly sent on behalf of two stockholders, relating to the Internalization Transaction. The letter demanded that our board of directors appoint a committee to investigate the Internalization Transaction and, among other things, determine whether there exists any basis for us to pursue claims relating to that transaction, including for recovery of payments made in the transaction. In September 2021, we established a Demand Review Committee, composed of two independent directors, to pursue the purported claims related to the Internalization Transaction.
The Former Advisor
Prior to the Internalization Transaction, our day-to-day operations were externally managed by the Former Advisor, pursuant to the Amended and Restated Advisory Agreement effective as of March 6, 2020, by and between us and the Former Advisor, as amended, the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, we, the Former Advisor and the Operating Partnership entered into a Joinder Agreement pursuant to which the Operating Partnership became a party to the Advisory Agreement. On August 31, 2020, prior to the Internalization Closing, we and the Former Advisor entered into the First Amendment to Amended and Restated Advisory Agreement in order to remove certain restrictions in the Advisory Agreement related to business combinations and to provide that any amounts accrued to the Former Advisor commencing on September 1, 2020 were paid in cash to the Former Advisor by the Operating Partnership. In connection with the Internalization Transaction, STAR REIT Services, LLC, our subsidiary, or SRS, assumed the rights and obligations of the Advisory Agreement from the Former Advisor.

PART I — FINANCIAL INFORMATION (continued)

The Operating Partnership
Substantially all of our business is conducted through the Operating Partnership. We are the sole general partner of the Operating Partnership. As a condition to the Internalization Closing, on August 31, 2020, we, as the general partner and parent of the Operating Partnership, SRI and VV&M entered into the Operating Partnership Agreement (as defined above), to restate the Second A&R Partnership Agreement in order to, among other things, remove references to the limited partner interests previously held by SIR Advisor and STAR III Advisor, reflect the consummation of the Contribution, and designate Class B OP Units that were issued as the OP Unit Consideration.
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
While all property classes have been adversely impacted by last year’s economic downturn, we believe we are well-positioned to navigate this unprecedented period. We believe multifamily properties have been less adversely impacted than hospitality and retail properties, and our portfolio of moderate-income apartments should continue to outperform most other classes of multifamily properties as we benefit from favorable long-run economic and demographic trends. Home ownership rates should remain low. Millennials and Baby Boomers, the two largest demographic groups comprising roughly half of the total population in the United States, are expected to continue to increasingly choose rental housing over home ownership. Baby Boomers are downsizing their suburban homes and relocating to multifamily apartments while Millennials are renting multifamily apartments due to high levels of student debt and increased credit standards in order to qualify for a home mortgage. These factors should lead to continued growth as the economy recovers.

PART I — FINANCIAL INFORMATION (continued)

Our Real Estate Portfolio
As of September 30, 2021, we owned the 70 multifamily apartment communities and three parcels of land held for the development of apartment homes listed below:

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
1	Villages at Spring Hill Apartments	Spring Hill, TN	5/22/2014	176	$14,200,000	(4)	98.9%	95.5%	$1,163	$1,093
2	Harrison Place Apartments	Indianapolis, IN	6/30/2014	307	27,864,250	(4)	96.4%	96.1%	1,035	967
3	The Residences on McGinnis Ferry	Suwanee, GA	10/16/2014	696	98,500,000	(4)	95.7%	95.1%	1,440	1,331
4	The 1800 at Barrett Lakes	Kennesaw, GA	11/20/2014	500	49,000,000	40,684,145	96.4%	95.4%	1,152	1,089
5	The Oasis	Colorado Springs, CO	12/19/2014	252	40,000,000	39,551,880	95.2%	94.4%	1,516	1,411
6	Columns on Wetherington	Florence, KY	2/26/2015	192	25,000,000	(4)	99.0%	95.3%	1,249	1,134
7	Preston Hills at Mill Creek	Buford, GA	3/10/2015	464	51,000,000	(4)	97.8%	96.6%	1,262	1,193
8	Eagle Lake Landing Apartments	Speedway, IN	3/27/2015	277	19,200,000	(4)	96.8%	91.3%	901	826
9	Reveal on Cumberland	Fishers, IN	3/30/2015	220	29,500,000	20,888,067	97.3%	96.8%	1,170	1,125
10	Heritage Place Apartments	Franklin, TN	4/27/2015	105	9,650,000	8,610,219	96.2%	96.2%	1,215	1,132
11	Rosemont at East Cobb	Marietta, GA	5/21/2015	180	16,450,000	13,281,722	98.9%	95.6%	1,140	1,071
12	Ridge Crossings Apartments	Hoover, AL	5/28/2015	720	72,000,000	57,759,204	94.9%	95.1%	1,067	1,008
13	Bella Terra at City Center	Aurora, CO	6/11/2015	304	37,600,000	(4)	97.0%	95.1%	1,220	1,153
14	Hearthstone at City Center	Aurora, CO	6/25/2015	360	53,400,000	(4)	96.9%	93.3%	1,238	1,149
15	Arbors at Brookfield	Mauldin, SC	6/30/2015	702	66,800,000	(4)	95.3%	94.7%	953	901
16	Carrington Park	Kansas City, MO	8/19/2015	298	39,480,000	(4)	98.0%	95.0%	1,106	1,063
17	Delano at North Richland Hills	North Richland Hills, TX	8/26/2015	263	38,500,000	31,886,617	98.9%	97.0%	1,484	1,492
18	Meadows at North Richland Hills	North Richland Hills, TX	8/26/2015	252	32,600,000	26,644,808	97.6%	97.2%	1,463	1,417
19	Kensington by the Vineyard	Euless, TX	8/26/2015	259	46,200,000	33,188,565	96.9%	96.5%	1,548	1,470
20	Monticello by the Vineyard	Euless, TX	9/23/2015	354	52,200,000	40,662,431	96.6%	95.2%	1,372	1,315
21	The Shores	Oklahoma City, OK	9/29/2015	300	36,250,000	23,111,833	94.3%	96.3%	1,106	1,031
22	Lakeside at Coppell	Coppell, TX	10/7/2015	315	60,500,000	47,960,360	95.9%	94.9%	1,738	1,708
23	Meadows at River Run	Bolingbrook, IL	10/30/2015	374	58,500,000	41,258,442	95.2%	95.2%	1,490	1,421
24	PeakView at T-Bone Ranch	Greeley, CO	12/11/2015	224	40,300,000	(4)	95.5%	94.2%	1,387	1,340
25	Park Valley Apartments	Smyrna, GA	12/11/2015	496	51,400,000	48,686,240	95.4%	96.4%	1,063	1,051
26	PeakView by Horseshoe Lake	Loveland, CO	12/18/2015	222	44,200,000	38,091,358	97.3%	95.5%	1,477	1,396

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
27	Stoneridge Farms	Smyrna, TN	12/30/2015	336	$47,750,000	$45,412,028	97.3%	94.6%	$1,283	$1,239
28	Fielder’s Creek	Englewood, CO	3/23/2016	217	32,400,000	(4)	94.5%	94.9%	1,220	1,180
29	Landings of Brentwood	Brentwood, TN	5/18/2016	724	110,000,000	—	97.8%	95.4%	1,333	1,252
30	1250 West Apartments	Marietta, GA	8/12/2016	468	55,772,500	(4)	96.6%	96.4%	1,148	1,051
31	Sixteen50 @ Lake Ray Hubbard	Rockwall, TX	9/29/2016	334	66,050,000	(4)	97.6%	96.4%	1,574	1,485
32	Garrison Station(5)	Murfreesboro, TN	5/30/2019	160	29,690,942	18,244,300	85.6%	—%	1,236	—
33	Eleven10 @ Farmers Market	Dallas, TX	1/28/2020	313	62,063,929	34,994,043	94.9%	94.2%	1,406	1,379
34	Patina Flats at the Foundry	Loveland, CO	2/11/2020	155	45,123,782	(4)	97.4%	93.5%	1,384	1,275
35	Clarion Park Apartments(6)	Olathe, KS	3/6/2020	220	21,121,795	12,614,109	91.4%	93.6%	788	843
36	Spring Creek Apartments(6)	Edmond, OK	3/6/2020	252	28,186,894	16,894,943	98.4%	96.0%	946	895
37	Montclair Parc Apartment Homes(6)	Oklahoma City, OK	3/6/2020	360	40,352,125	(7)	95.8%	96.1%	972	905
38	Hilliard Park Apartments(6)	Columbus, OH	3/6/2020	201	28,599,225	11,591,441	96.5%	97.0%	1,233	1,149
39	Sycamore Terrace Apartments(6)	Terre Haute, IN	3/6/2020	250	34,419,259	23,017,688	98.0%	94.8%	1,276	1,155
40	Hilliard Summit Apartments(6)	Columbus, OH	3/6/2020	208	31,087,442	14,018,311	96.2%	95.7%	1,319	1,260
41	Forty 57 Apartments(6)	Lexington, KY	3/6/2020	436	63,030,831	33,313,390	96.6%	95.2%	1,046	964
42	Riverford Crossing Apartments(6)	Frankfort, KY	3/6/2020	300	38,139,145	18,994,781	97.3%	95.7%	1,079	1,002
43	Hilliard Grand Apartments(6)	Dublin, OH	3/6/2020	314	50,549,232	23,734,176	97.8%	94.3%	1,369	1,280
44	Deep Deuce at Bricktown(6)	Oklahoma City, OK	3/6/2020	294	52,519,973	33,299,429	96.6%	95.2%	1,314	1,242
45	Retreat at Quail North(6)	Oklahoma City, OK	3/6/2020	240	31,945,162	13,449,828	95.8%	97.1%	1,049	986
46	Tapestry Park Apartments(8)	Birmingham, AL	3/6/2020	354	68,840,769	48,701,516	94.4%	97.2%	1,440	1,380
47	BriceGrove Park Apartments(6)	Canal Winchester, OH	3/6/2020	240	27,854,616	(7)	97.1%	94.6%	1,013	936
48	Retreat at Hamburg Place(6)	Lexington, KY	3/6/2020	150	21,341,085	(7)	98.0%	97.3%	1,131	1,026
49	Villas at Huffmeister(6)	Houston, TX	3/6/2020	294	41,720,117	27,295,543	98.3%	97.6%	1,198	1,190
50	Villas of Kingwood(6)	Kingwood, TX	3/6/2020	330	54,428,708	34,722,165	96.1%	95.5%	1,232	1,207
51	Waterford Place at Riata Ranch(6)	Cypress, TX	3/6/2020	228	28,278,262	(7)	98.2%	95.2%	1,145	1,122
52	Carrington Place(6)	Houston, TX	3/6/2020	324	42,258,525	(7)	97.8%	95.7%	1,087	1,059
53	Carrington at Champion Forest(6)	Houston, TX	3/6/2020	284	37,280,704	(7)	96.8%	94.7%	1,052	1,103
54	Carrington Park at Huffmeister(6)	Cypress, TX	3/6/2020	232	33,032,451	20,776,531	96.6%	97.0%	1,226	1,179

PART I — FINANCIAL INFORMATION (continued)

							Average Monthly Occupancy(1)		Average Monthly Rent(2)
	Property Name	Location	Purchase Date	Number of Homes	Purchase Price	Mortgage Debt Outstanding(3)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
55	Heritage Grand at Sienna Plantation(6)	Missouri City, TX	3/6/2020	240	$32,796,345	$14,063,329	97.5%	95.4%	$1,069	$1,104
56	Mallard Crossing Apartments(6)	Loveland, OH	3/6/2020	350	52,002,345	(7)	96.3%	94.9%	1,238	1,150
57	Reserve at Creekside(6)	Chattanooga, TN	3/6/2020	192	24,522,910	15,041,320	97.9%	95.8%	1,206	1,096
58	Oak Crossing Apartments(6)	Fort Wayne, IN	3/6/2020	222	32,391,032	21,530,159	96.4%	94.6%	1,122	1,026
59	Double Creek Flats(6)	Plainfield, IN	3/6/2020	240	35,490,439	23,521,962	98.8%	95.8%	1,138	1,075
60	Jefferson at Perimeter Apartments(6)	Dunwoody, GA	3/6/2020	504	113,483,898	73,044,588	95.8%	96.2%	1,359	1,334
61	Bristol Village Apartments(6)	Aurora, CO	3/6/2020	240	62,019,009	34,959,554	96.3%	96.7%	1,455	1,400
62	Canyon Resort at Great Hills Apartments(6)	Austin, TX	3/6/2020	256	48,319,858	31,647,800	95.7%	95.3%	1,434	1,371
63	Reflections on Sweetwater Apartments(6)	Lawrenceville, GA	3/6/2020	280	47,727,470	30,818,218	96.8%	97.5%	1,189	1,148
64	The Pointe at Vista Ridge(6)	Lewisville, TX	3/6/2020	300	51,625,394	30,998,587	98.3%	96.0%	1,338	1,282
65	Belmar Villas(6)	Lakewood, CO	3/6/2020	318	79,351,923	46,582,693	97.5%	94.7%	1,390	1,355
66	Sugar Mill Apartments(6)	Lawrenceville, GA	3/6/2020	244	42,784,645	24,711,189	97.5%	96.7%	1,274	1,154
67	Avery Point Apartments(6)	Indianapolis, IN	3/6/2020	512	55,706,852	31,112,580	97.1%	95.3%	885	841
68	Cottage Trails at Culpepper Landing(6)	Chesapeake, VA	3/6/2020	183	34,657,950	23,067,232	98.9%	97.8%	1,538	1,410
69	Arista at Broomfield(8)	Broomfield, CO	3/13/2020	—	23,418,527	—	—%	—%	—	—
70	VV&M Apartments	Dallas, TX	4/21/2020	310	59,969,074	45,302,903	96.1%	92.6%	1,389	1,363
71	Flatirons Apartments(9)	Broomfield, CO	6/19/2020	—	9,168,717	—	—%	—%	—	—
72	Los Robles	San Antonio, TX	11/19/2020	306	51,620,836	—	98.4%	90.5%	1,344	1,261
73	Ballpark Apartments at Town Madison	Huntsville, AL	6/29/2021	274	77,466,685	—	93.8%	—%	1,491	—
				22,001	$3,270,939,249	$1,389,742,227	96.5%	95.4%	$1,237	$1,173
________________
(1)As of September 30, 2021, our portfolio was approximately 97.7% leased, calculated using the number of occupied and contractually leased apartment homes divided by total apartment homes.
(2)Average monthly rent is based upon the effective rental income for the month of September 2021 after considering the effect of vacancies, concessions and write-offs.
(3)Mortgage debt outstanding is net of deferred financing costs, net and premiums and discounts, net associated with the loans for each individual property listed above but excludes the principal balance of $750,477,000 and associated deferred financing costs of $4,977,103 related to the refinancings pursuant to our credit facilities and revolver, each as described herein.
(4)Properties secured under the terms of the Master Credit Facility Agreement, or MCFA, with Newmark Group Inc., formerly Berkeley Point Capital, LLC, or the Facility Lender.

PART I — FINANCIAL INFORMATION (continued)

(5)We acquired the Garrison Station property on May 30, 2019, which included unimproved land, currently zoned as a planned unit development, or PUD. The current zoning permits the development of the property into a multifamily community with 176 apartment homes of 1, 2 and 3-bedrooms with a typical mix for this market. On October 16, 2019, we obtained a loan from PNC Bank, National Association, or PNC Bank, in an amount up to a maximum principal balance of $19,800,000 to finance a portion of the development and construction. As of September 30, 2021, eight buildings comprised of 160 apartment homes were placed in service and were 90.5% leased, and are included within total real estate held for investment, net in the accompanying consolidated balance sheets.
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
Casualty Loss
We carry liability insurance to mitigate our exposure to certain losses, including those relating to property damage and business interruption. We record the estimated amount of expected insurance proceeds for property damage and other losses incurred as an asset (typically a receivable from the insurer) and income up to the amount of the losses incurred when receipt of insurance proceeds is deemed probable. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the nine months ended September 30, 2021, we incurred property damage and other losses of $23,315,941 as a result of winter storms and extreme cold temperatures that led to power outages and freezing water pipes at some of our properties, which was recorded as general and administrative expenses, with a corresponding insurance recoveries income up to the amount of losses incurred (as described above) within general and administrative expenses in the accompanying consolidated statements of operations.
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
Distributions declared (1) accrued daily to our stockholders of record as of the close of business on each day, (2) are payable in cumulative amounts on or before the third day of each calendar month with respect to the prior month and (3) were calculated at a rate of $0.002466 per share per day during the month of January 2021, which if paid each day over a 365-day period, is equivalent to $0.90 per share, and were calculated at a rate of $0.001438 per share per day commencing on February

PART I — FINANCIAL INFORMATION (continued)

1, 2021 through September 30, 2021, which if paid each day over a 365-day period, is equivalent to $0.525 per share. As a result of the suspension of the DRP on July 26, 2021, any distributions paid after the distribution payment date in August 2021 will be paid to our stockholders in cash.
The distributions declared and paid during the three fiscal quarters of 2021, along with the amount of distributions reinvested pursuant to the distribution reinvestment plan were as follows:

			Distributions Paid(3)			Sources of Distributions Paid
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested	Total	Cash Flow From Operations	Funds Equal to Amounts Reinvested in our Distribution Reinvestment Plan	Net Cash Provided by Operating Activities
1st Quarter 2021	$18,909,212	$0.161	$18,012,522	$4,600,603	$22,613,125	$4,040,865	$18,572,260	$4,040,865
2nd Quarter 2021	15,355,645	0.131	12,412,151	3,108,489	15,520,640	15,520,640	—	25,001,402
3rd Quarter 2021	15,525,324	0.132	13,471,671	2,055,356	15,527,027	15,527,027	—	27,430,618
	$49,790,181	$0.425	$43,896,344	$9,764,448	$53,660,792	$35,088,532	$18,572,260	$56,472,885
____________________
(1)Distributions during the month ended January 2021 were based on daily record dates and calculated at a rate of $0.002466 per share per day. On January 12, 2021, our board of directors determined to reduce the distribution rate to $0.001438 per share per day commencing on February 1, 2021 and ending February 28, 2021, which was extended through September 30, 2021, and which if paid each day over a 365-day period is equivalent to $0.525 per share.
(2)Assumes each share was issued and outstanding each day during the period presented.
(3)Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately three days following month end.
For the three and nine months ended September 30, 2021, we paid aggregate distributions of $15,527,027 and $53,660,792, including $13,471,671 and $43,896,344 of distributions paid in cash and 132,177 and 634,155 shares of our common stock issued pursuant to our distribution reinvestment plan for $2,055,356 and $9,764,448, respectively. For the three and nine months ended September 30, 2021, our net loss was $11,646,149 and $40,156,623, we had funds from operations, or FFO, of $22,246,823 and $60,439,823 and net cash provided by operations of $27,430,618 and $56,472,885, respectively. For the three and nine months ended September 30, 2021, we funded $15,527,027 and $35,088,532, or 100% and 65%, of total distributions paid, including shares issued pursuant to our distribution reinvestment plan, from net cash provided by operating activities and $0 and $18,572,260, or 0% and 35%, from funds equal to our distribution reinvestment plan, respectively. Since inception, of the $340,057,852 in total distributions paid through September 30, 2021, including shares issued pursuant to our distribution reinvestment plan, 69% of such amounts were funded from cash flow from operations, 25% were funded from funds equal to amounts reinvested in our distribution reinvestment plan and 6% were funded from net public offering proceeds. For information on how we calculate FFO and the reconciliation of FFO to net loss, see “—Funds from Operations and Modified Funds from Operations.”
Our goal is to pay distributions solely from cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we expect to pay these distributions in advance of our actual receipt of these funds. In these instances, our board of directors has the authority under our organizational documents, to the extent permitted by Maryland law, to fund distributions from sources such as borrowings or offering proceeds. We have not established a limit on the amount of proceeds we may use from sources other than cash flow from operations to fund distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for investments.
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
As of September 30, 2021, we had not entered into any material leases as a lessee, except for a sub-lease entered into in connection with the Internalization Transaction on September 1, 2020. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
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
Liquidity and Capital Resources
We use secured borrowings, and intend to use in the future secured and unsecured borrowings. At September 30, 2021, our debt was approximately 56% of the value of our properties, as determined by the most recent valuations performed by an independent third-party appraiser as of December 31, 2020. Going forward, we expect that our borrowings (after debt amortization) will be approximately 55% to 60% of the value of our properties and other real estate-related assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets, which generally approximates to 75% of the aggregate cost of our assets, though we may exceed this limit only under certain circumstances.
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
•unrestricted cash balance, which was $122,107,875 as of September 30, 2021;
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
We have the option to select the interest rate in respect of the outstanding unpaid principal amount of the Revolver Loans from the following options: (1) a fluctuating rate per annum equal to the sum of the daily LIBOR rate plus the daily LIBOR rate spread or (2) a fluctuating rate per annum equal to the base rate plus the alternate rate spread. No amounts were outstanding on the Revolver as of September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the advances obtained and certain financing costs incurred under the MCFA, PNC MCFA and the Revolver, which is included in credit facilities, net, in the accompanying consolidated balance sheets, are summarized in the following table.

	September 30, 2021	December 31, 2020
Principal balance on MCFA, gross	$592,137,000	$592,137,000
Principal balance on PNC MCFA, gross	158,340,000	158,340,000
Deferred financing costs, net on MCFA(1)	(3,083,410)	(3,436,850)
Deferred financing costs, net on PNC MCFA(2)	(1,553,045)	(1,689,935)
Deferred financing costs, net on Revolver(3)	(340,648)	(487,329)
Credit facilities, net	$745,499,897	$744,862,886

PART I — FINANCIAL INFORMATION (continued)

_______________
(1)    Accumulated amortization related to deferred financing costs in respect of the MCFA as of September 30, 2021 and December 31, 2020, was $1,651,705 and $1,298,265, respectively.
(2)    Accumulated amortization related to deferred financing costs in respect of the PNC MCFA as of September 30, 2021 and December 31, 2020, was $236,174 and $99,283, respectively.
(3)    Accumulated amortization related to deferred financing costs in respect of the Revolver as of September 30, 2021 and December 31, 2020, was $248,230 and $101,549, respectively.
Forward Contracts
On May 6, 2021 and June 14, 2021, we entered into agreements, or the Forward Contract Obligations, with the general contractor, or GC, to acquire, for a fixed price, a lumber material package and mixed material package to be used in the construction of the Arista at Broomfield development. Under the Forward Contract Obligations, the GC is obligated to deliver the specific package of lumber and mixed materials and we are obligated to pay the agreed upon sum of $8,949,562 and $6,532,344, respectively, to the GC upon delivery, which is estimated to begin in the fourth quarter of 2021. Pursuant to the Forward Contract Obligations, the GC owns and is responsible for storage of the lumber and mixed material packages prior to delivery to us. The Forward Contract Obligations are recorded in the consolidated financial statements in the period in which the Forward Contract Obligations are cancelled or the lumber and or mixed material packages are purchased from the GC for use in the development.
Construction loan
On October 16, 2019, we entered into an agreement with PNC Bank for a construction loan related to the development of Garrison Station, a development project in Murfreesboro, TN, in an aggregate principal amount not to exceed $19,800,000 for a thirty-six month initial term and two twelve month mini-perm extensions. The rate of interest on the construction loan is daily LIBOR plus 2.00%, which then reduces to the daily LIBOR plus 1.80% upon achieving completion as defined in the construction loan agreement and at a debt service coverage ratio of 1.15x. The loan includes a 0.4% fee at closing, a 0.1% fee upon exercising the mini-perm and a 0.1% fee upon extending the mini-perm, each payable to PNC Bank. There is an exit fee of 1% which will be waived if permanent financing is secured through PNC Bank or one of their affiliates. As of September 30, 2021 and December 31, 2020, the principal outstanding balance on the construction loan was $18,244,300 and $6,264,549, respectively.
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
Reference Rate Reform
In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We are monitoring the market transition from LIBOR and other inter bank offered rates to alternative reference rates, such as the secured overnight financing rate, or SOFR, which we refer to as reference rate reform. For more information on reference rate reform, see Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements in this Quarterly Report for details. We identified the instruments influenced by LIBOR to be our variable rate mortgage notes payable and interest rate cap agreements, a majority of which, are expected to continue to use LIBOR through June 2023 or beyond until lenders and other market participants finalize their transition plans. Once transition plans are finalized, it is expected that SOFR will be used. Given the nature of the expected changes to our interest rate cap agreements and variable rate mortgage notes payable, we expect to meet the conditions of the practical expedients provided by the FASB

PART I — FINANCIAL INFORMATION (continued)

and elect to not apply the modification accounting requirements to our contracts affected by the reference rate reform within the permitted period of December 31, 2022.
Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2021, net cash provided by operating activities was $56,472,885, compared to $42,185,327 for the nine months ended September 30, 2020. The increase in our net cash provided by operating activities is primarily due to the elimination of investment management fees, loan coordination fees, property management fees and property management reimbursements paid to our Former Advisor prior to the Internalization Transaction, partially offset by an increase in interest payments and an increase related to the damage caused to certain multifamily properties impacted by the winter storm that took place in February 2021, compared to the same prior year period.
Cash Flows (Used in) Provided by Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $145,375,935, compared to $57,369,417 of net cash provided by investing activities during the nine months ended September 30, 2020. The increase in our net cash used in investing activities was primarily due to the increase in cash and restricted cash acquired in connection with the Mergers, net of transaction costs, and the decrease in net proceeds from the sale of real estate investments and the decrease in net proceeds from the sale of our unconsolidated joint venture, partially offset by the decrease in the acquisition of land held for the development of apartment homes during the nine months ended September 30, 2021, compared to the same prior year period. Net cash used in investing activities during the nine months ended September 30, 2021, consisted of the following:
•$75,966,685 of cash used for the acquisition of real estate investments;
•$43,476,629 of cash used for improvements to real estate investments;
•$25,363,295 of cash used for additions to real estate held for development;
•$1,500,000 of cash used for escrow deposits for real estate acquisitions;
•$59,700 of cash used to purchase interest rate cap agreements; and
•$990,374 of cash provided by proceeds from insurance claims.
Cash Flows (Used in) Provided by Financing Activities
During the nine months ended September 30, 2021, net cash used in financing activities was $47,826,022, compared to $106,044,570 of net cash provided by financing activities during the nine months ended September 30, 2020. The change from net cash provided by financing activities to net cash used in financing activities was primarily due to a decrease in proceeds received from borrowings on the MCFA and PNC MCFA and an increase in repurchases of common stock from common stockholders during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, partially offset by a decrease in payments on our mortgage notes payable, a decrease in deferred financing costs and an increase in proceeds from the issuance of mortgage notes payable during the nine months ended September 30, 2021, compared to the same prior year period. Net cash used in financing activities during the nine months ended September 30, 2021, consisted of the following:
•$5,200,646 of net cash from the issuance of a mortgage note payable after $6,360,104, of principal payments on mortgage notes payable;
•$43,896,344 of net cash distributions to our stockholders, after giving effect to distributions reinvested by stockholders of $9,764,448;
•$419,000 of loan financing deposits in connection with the IRT Merger; and
•$9,130,324 of cash paid for the repurchase of common stock.

PART I — FINANCIAL INFORMATION (continued)

Contractual Commitments and Contingencies
As of September 30, 2021, we had (1) indebtedness totaling $2,135,242,124, comprised of an aggregate principal amount of $2,143,426,538, net deferred financing costs of $10,724,664 and net premiums of $2,540,250 and (2) the Forward Contract Obligations of $15,481,906. The following is a summary of our contractual obligations as of September 30, 2021:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payments on outstanding debt obligations(1)	$556,468,435	$20,045,419	$156,760,031	$145,521,285	$234,141,700
Principal payments on outstanding debt obligations(2)	2,143,426,538	2,317,869	113,773,400	255,744,781	1,771,590,488
Forward contract obligations(3)	15,481,906	15,481,906	—	—	—
Total	$2,715,376,879	$37,845,194	$270,533,431	$401,266,066	$2,005,732,188
________________
(1)Scheduled interest payments on outstanding debt obligations are based on the outstanding principal amounts and interest rates in effect at September 30, 2021. We incurred interest expense of $20,279,374 and $60,174,405 during the three and nine months ended September 30, 2021, including amortization of deferred financing costs totaling $548,726 and $1,646,291, net unrealized loss from the change in fair value of interest rate cap agreements of $40,902 and $39,699, amortization of net loan premiums and discounts of $(428,434) and $(1,269,484), credit facility commitment fees of $32,861 and $98,852, imputed interest on the finance lease portion of the sublease of $65 and $258, and capitalized interest of $284,511 and $844,577, respectively. The capitalized interest is included in real estate on the consolidated balance sheets.
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
Our debt obligations contain customary financial and non-financial debt covenants. As of September 30, 2021 and December 31, 2020, we were in compliance with all debt covenants.
Results of Operations
Overview
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The ability to compare one period to another is primarily affected by (1) the acquisitions and dispositions of multifamily properties inclusive of 36 multifamily properties acquired in the Mergers during the nine months ended September 30, 2020, the acquisition of two multifamily properties since September 30, 2020, the disposition of one multifamily property since September 30, 2020, and to a lesser extent placing into service 160 apartment homes previously held for development during the nine months ended September 30, 2021, and (2) the Internalization Closing. As of September 30, 2021, we owned 70 multifamily properties and three parcels of land held for the development of apartment homes. Our results of operations were also affected by our value-enhancement activity completed through September 30, 2021. Finally, upon completion of the proposed Mergers with IRT, our operations will be combined with those of IRT which will have a significant impact on the results of operations as both companies operate as a single combined company.
To provide additional insight into our operating results, we are also providing a detailed analysis of same-store versus non-same-store net operating income, or NOI. For more information on NOI and a reconciliation of NOI (a non-GAAP financial measure) to net loss, see “—Net Operating Income.”
Our results of operations for the three and nine months ended September 30, 2021 and 2020, are not indicative of those expected in future periods. We continued to perform value-enhancement projects, which may have an impact on our future results of operations. As a result of the Internalization Transaction, we are now a self-managed REIT and no longer bear the

PART I — FINANCIAL INFORMATION (continued)

costs of the various fees and expense reimbursements previously paid to our Former Advisor and its affiliates. However, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by our Former Advisor and its affiliates.
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
Consolidated Results of Operations for the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020
The following table summarizes the consolidated results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2021	2020	Change $	Change %
Total revenues	$90,641,893	$83,670,508	$6,971,385	8%	$1,183,933	$5,787,452
Operating, maintenance and management	(23,114,563)	(21,567,499)	(1,547,064)	(7)%	(282,129)	(1,264,935)
Real estate taxes and insurance	(12,819,459)	(12,935,004)	115,545	1%	(93,610)	209,155
Fees to affiliates	(4,158)	(8,449,715)	8,445,557	100%	221,374	8,224,183
Depreciation and amortization	(34,051,286)	(47,564,706)	13,513,420	28%	(807,676)	14,321,096
Interest expense	(20,279,374)	(20,628,159)	348,785	2%	309,131	39,654
General and administrative expenses	(14,066,611)	(11,705,698)	(2,360,913)	(20)%	3,427	(2,364,340)
Gain on sale of real estate, net	—	1,392,434	(1,392,434)	(100)%	(1,392,434)	—
Interest income	49,382	165,495	(116,113)	(70)%	381	(116,494)
Insurance proceeds in excess of losses incurred	375,931	112,342	263,589	235%	—	263,589
Equity in loss from unconsolidated joint venture	—	(16,711)	16,711	100%	—	16,711
Fees and other income from affiliates	1,622,096	390,099	1,231,997	316%	—	1,231,997
Loss on debt extinguishment	—	(621,451)	621,451	100%	621,451	—
Net loss	$(11,646,149)	$(37,758,065)	$26,111,916	69%

NOI(3)	$54,703,713	$46,519,021	$8,184,692	18%
FFO(4)	$22,246,823	$8,430,520	$13,816,303	164%
MFFO(4)	$25,649,142	$15,217,316	$10,431,826	69%
________________
(1)    Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, related to multifamily properties acquired, disposed of, or placed in service, on or after July 1, 2020.
(2)    Represents the favorable (unfavorable) dollar amount change for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
(3)     NOI is a non-GAAP financial measure used by investors and our management to evaluate and compare the performance of our properties and to determine trends in earnings. However, the usefulness of NOI is limited because

PART I — FINANCIAL INFORMATION (continued)

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
Net loss
For the three months ended September 30, 2021, we had a net loss of $11,646,149 compared to a net loss of $37,758,065 for the three months ended September 30, 2020. The decrease in net loss of $26,111,916 over the comparable prior year period was due to the increase in total revenues of $6,971,385, the decrease in real estate taxes and insurance of $115,545, the decrease in fees to affiliates of $8,445,557, the decrease in depreciation and amortization expense of $13,513,420, the decrease in interest expense of $348,785, the increase in insurance proceeds in excess of losses incurred of $263,589, the decrease in loss from unconsolidated joint venture of $16,711, the increase in fees and other income from affiliates of $1,231,997 and the decrease in loss on debt extinguishment of $621,451, partially offset by the increase in operating, maintenance and management expenses of $1,547,064, the increase in general and administrative expenses of $2,360,913, the decrease in gain on sale of real estate, net of $1,392,434 and the decrease in interest income of $116,113.
Total revenues
Total revenues were $90,641,893 for the three months ended September 30, 2021, compared to $83,670,508 for the three months ended September 30, 2020. The increase of $6,971,385 was primarily due to an increase in occupancy from 95.9% as of September 30, 2020 to 96.5% as of September 30, 2021 coupled with an increase in average monthly rents from $1,172 to $1,237 during the same period. We also experienced an increase of $5,787,452 in total revenues at the multifamily properties held throughout both periods as a result of ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses for the three months ended September 30, 2021, were $23,114,563 compared to $21,567,499 for the three months ended September 30, 2020. The increase of $1,547,064 was primarily due to increases in payroll, information technology related expenses and repairs and maintenance during the three months ended September 30, 2021 compared to the same prior year period.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $12,819,459 for the three months ended September 30, 2021, compared to $12,935,004 for the three months ended September 30, 2020. The decrease of $115,545 was primarily due to successful challenges to the assessed real estate tax values at certain properties in our portfolio.
Fees to affiliates
Fees to affiliates were $4,158 for the three months ended September 30, 2021, compared to $8,449,715 for the three months ended September 30, 2020. The net decrease of $8,445,557 was primarily due to the elimination of investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel as a result of the Internalization Transaction.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $34,051,286 for the three months ended September 30, 2021, compared to $47,564,706 for the three months ended September 30, 2020. The decrease of $13,513,420 was primarily due to the net decrease in tenant origination and absorption costs acquired in connection with the Mergers, subsequently amortized since September 30, 2020. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the three months ended September 30, 2021, was $20,279,374 compared to $20,628,159 for the three months ended September 30, 2020. The decrease of $348,785 was primarily due to the decrease in interest expense incurred during the three months ended September 30, 2021 from the sale of one multifamily property during the three months ended September 30, 2020 and the sale of one multifamily property since September 30, 2020.
Included in interest expense is the amortization of deferred financing costs of $548,726 and $573,078, net unrealized loss from the change in fair value of interest rate cap agreements of $40,902 and $29,093, interest on capital leases of $65 and $47, amortization of net loan premiums and discounts of $(428,434) and $(431,387), credit facility commitment fees of $32,861 and $0, net of capitalized interest of $284,511 and $313,902 and interest on construction loans of $64,120 and $0, for the three months ended September 30, 2021 and 2020, respectively. The capitalized interest is included in real estate on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2021, were $14,066,611 compared to $11,705,698 for the three months ended September 30, 2020. These general and administrative costs consisted primarily of payroll costs, legal fees, IT related expenses, audit fees, other professional fees and independent director compensation. The increase of $2,360,913 was primarily due to an increase of $2,364,340 in general and administrative expenses predominantly due to payroll costs for the acquired personnel as a result of the Internalization Transaction.
Gain on sale of real estate
Gain on sale of real estate for the three months ended September 30, 2021, was $0 compared to $1,392,434 for the three months ended September 30, 2020. The change in gain on sale of real estate consisted of no gain recognized during the three months ended September 30, 2021, compared to the gain on sale from the disposition of one multifamily property at a sales price of $49,500,000 during the three months ended September 30, 2020. Our gain on sales of real estate, computed as the sales price, net of the carrying value of the real estate, selling expenses, and other ancillary costs, will vary in future periods based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the three months ended September 30, 2021, was $49,382 compared to $165,495 for the three months ended September 30, 2020. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.
Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the three months ended September 30, 2021, was $375,931 compared to $112,342 for the three months ended September 30, 2020. In general, we expect insurance proceeds in excess of losses incurred to be correlated to the volume and severity of insurance related incidents at our multifamily properties.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the three months ended September 30, 2021, was $0 compared to $16,711 for the three months ended September 30, 2020. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture had been accounted for as an unconsolidated joint venture under the equity method of accounting. On July 16, 2020, we sold our joint venture interest. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.

PART I — FINANCIAL INFORMATION (continued)

Fees and other income from affiliates
Fees and other income from affiliates for the three months ended September 30, 2021, was $1,622,096 compared to $390,099 for the three months ended September 30, 2020. The increase of $1,231,997 was primarily income earned pursuant to the SRI Property Management Agreements and Construction Management Agreements with affiliates of our former sponsor and the Transition Services Agreement entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
Loss on debt extinguishment
Loss on debt extinguishment for the three months ended September 30, 2021, was $0 compared to $621,451 for the three months ended September 30, 2020. The expenses incurred during the three months ended September 30, 2020 consisted of prepayment penalty and the expenses of the unamortized deferred financing costs related to the repayment and extinguishment of the debt in connection with the sale of one multifamily property during the three months ended September 30, 2020. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
Consolidated Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table summarizes the consolidated results of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,				$ Change Due to Acquisitions or Dispositions(1)	$ Change Due to Properties Held Throughout Both Periods and Corporate Level Activity(2)
	2021	2020	Change $	Change %
Total revenues	$259,424,343	$217,680,042	$41,744,301	19%	$34,555,616	$7,188,685
Operating, maintenance and management	(65,213,378)	(53,783,824)	(11,429,554)	(21)%	(8,806,436)	(2,623,118)
Real estate taxes and insurance	(41,263,876)	(35,346,220)	(5,917,656)	(17)%	(4,903,263)	(1,014,393)
Fees to affiliates	(12,708)	(30,586,344)	30,573,636	100%	12,731,112	17,842,524
Depreciation and amortization	(101,203,302)	(129,596,268)	28,392,966	22%	25,022,865	3,370,101
Interest expense	(60,174,405)	(54,734,431)	(5,439,974)	(10)%	(6,272,206)	832,232
General and administrative expenses	(37,128,402)	(19,408,854)	(17,719,548)	(91)%	355,536	(18,075,084)
Impairment of real estate	—	(5,039,937)	5,039,937	100%	5,039,937	—
Gain on sale of real estate, net	—	12,777,033	(12,777,033)	(100)%	(12,777,033)	—
Interest income	252,450	553,011	(300,561)	(54)%	(148,159)	(152,402)
Insurance proceeds in excess of losses incurred	511,291	236,754	274,537	116%	468,755	(194,218)
Equity in loss from unconsolidated joint venture	—	(3,020,111)	3,020,111	100%	3,020,111	—
Fees and other income from affiliates	4,651,364	390,099	4,261,265	1,092%	—	4,261,265
Loss on debt extinguishment	—	(621,451)	621,451	100%	621,451	—
Net loss	$(40,156,623)	$(100,500,501)	$60,343,878	60%

NOI(3)	$152,940,297	$120,351,797	$32,588,500	27%
FFO(4)	$60,439,823	$24,993,259	$35,446,564	142%
MFFO(4)	$64,701,030	$33,162,084	$31,538,946	95%
________________

PART I — FINANCIAL INFORMATION (continued)

(1)    Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, related to multifamily properties acquired, disposed of, or placed in service, on or after January 1, 2020.
(2)    Represents the favorable (unfavorable) dollar amount change for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, related to multifamily properties and corporate level entities owned by us throughout both periods presented.
(3)     See “—Net Operating Income” below for a reconciliation of NOI to net loss.
(4)         See “—Funds From Operations and Modified Funds From Operations” below for a reconciliation of FFO and MFFO to net loss.
Net loss
For the nine months ended September 30, 2021, we had a net loss of $40,156,623 compared to $100,500,501 for the nine months ended September 30, 2020. The decrease in net loss of $60,343,878 over the comparable prior year period was due to an increase in total revenues of $41,744,301, a decrease in fees to affiliates of $30,573,636, a decrease in depreciation and amortization expense of $28,392,966, a decrease in impairment of real estate of $5,039,937, an increase in insurance proceeds in excess of losses incurred of $274,537, a decrease in equity in loss from unconsolidated joint venture of $3,020,111, an increase in fees and other income from affiliates of $4,261,265 and a decrease in loss on debt extinguishment of $621,451, partially offset by an increase in operating, maintenance and management expenses of $11,429,554, an increase in real estate taxes and insurance of $5,917,656, an increase in interest expense of $5,439,974, an increase in general and administrative expenses of $17,719,548, a decrease in gain on sale of real estate, net of $12,777,033, and a decrease in interest income of $300,561.
Total revenues
Total revenues were $259,424,343 for the nine months ended September 30, 2021, compared to $217,680,042 for the nine months ended September 30, 2020. The increase of $41,744,301 was primarily due to the increase in total revenues of $34,555,616 due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full nine months of operations in 2021. In addition, we experienced an increase of $7,188,685 in total revenues at the multifamily properties held throughout both periods as a result of an increase in occupancy, ordinary monthly rent increases and the completion of value-enhancement projects.
Operating, maintenance and management expenses
Operating, maintenance and management expenses were $65,213,378 for the nine months ended September 30, 2021, compared to $53,783,824 for the nine months ended September 30, 2020. The increase of $11,429,554 was primarily due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full nine months of operations in 2021. In addition, we experienced an increase of $2,623,118 in operating, maintenance and management expenses at the multifamily properties held throughout both periods due to increases in payroll, information technology related expenses, utilities, repairs and maintenance and turnover costs.
Real estate taxes and insurance
Real estate taxes and insurance expenses were $41,263,876 for the nine months ended September 30, 2021, compared to $35,346,220 for the nine months ended September 30, 2020. The increase of $5,917,656 was primarily due to the increase in the number of properties in our portfolio, primarily from the Mergers, which experienced a full nine months of operations in 2021. In addition, we experienced an increase of $1,014,393 in real estate taxes and insurance expenses at the multifamily properties held throughout both periods.
Fees to affiliates
Fees to affiliates were $12,708 for the nine months ended September 30, 2021, compared to $30,586,344 for the nine months ended September 30, 2020. The decrease of $30,573,636 was primarily due to the elimination of investment management fees, property management fees, loan coordination fees and the reimbursement of onsite personnel as a result of costs savings in connection with the Internalization Transaction.

PART I — FINANCIAL INFORMATION (continued)

Depreciation and amortization
Depreciation and amortization expenses were $101,203,302 for the nine months ended September 30, 2021, compared to $129,596,268 for the nine months ended September 30, 2020. The decrease of $28,392,966 was primarily due to the net decrease in tenant origination and absorption costs acquired in connection with the Mergers, subsequently amortized since September 30, 2020. In addition, we experienced a decrease of $3,370,101 in depreciation expenses at the properties held throughout both periods. We expect these amounts to increase slightly in future periods as a result of anticipated future enhancements to our real estate portfolio.
Interest expense
Interest expense for the nine months ended September 30, 2021, was $60,174,405 compared to $54,734,431 for the nine months ended September 30, 2020. The increase of $5,439,974 was due to the increase in the number of properties in our portfolio, primarily from the Mergers, and entering into the PNC MCFA in June 2020, which experienced a full nine months of expense in 2021.
Included in interest expense is the amortization of deferred financing costs of $1,646,291 and $1,382,954, net, unrealized loss on derivative instruments of $39,699 and $56,287, amortization of net debt premiums of $(1,269,484) and $(959,827), interest on capital leases of $258 and $47, closing costs associated with the refinancing of debt of $0 and $42,881, credit facility commitment fees of $98,852 and $0, net of capitalized interest of $844,577 and $576,521 and interest on construction loans of $69,515 and $0, for the nine months ended September 30, 2021 and 2020, respectively. The capitalized interest is included in real estate held for development on the consolidated balance sheets. Our interest expense in future periods will vary based on the impact of changes to LIBOR or the adoption of a replacement to LIBOR, our level of future borrowings, which will depend on the availability and cost of debt financing and the opportunity to acquire real estate and real estate-related investments meeting our investment objectives.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2021, were $37,128,402 compared to $19,408,854 for the nine months ended September 30, 2020. These general and administrative expenses consisted primarily of payroll costs, legal fees, IT related expenses, insurance premiums, audit fees, other professional fees and independent director compensation. The increase of $17,719,548 was primarily due to an increase of $18,075,084 in general and administrative expenses predominantly due to payroll costs for the acquired personnel as a result of the Internalization Transaction, partially offset by the $355,536 change in general and administrative expenses related to properties acquired and or disposed of since September 30, 2020.
Impairment of real estate assets
Impairment charges of real estate assets for the nine months ended September 30, 2021, were $0 compared to $5,039,937 for the nine months ended September 30, 2020. The decrease in impairment charge of $5,039,937 resulted from our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the nine months ended September 30, 2020. No impairment charges were recorded during the nine months ended September 30, 2021.
Gain on sale of real estate
Gain on sale of real estate for the nine months ended September 30, 2021, was $0 compared to $12,777,033 for the nine months ended September 30, 2020. The decrease in gain on sale of real estate was due to the gain recognized on the disposition of one multifamily property during the nine months ended September 30, 2020, compared to the disposition of no multifamily properties during the nine months ended September 30, 2021. Our gain on sale of real estate in future periods will vary based on the opportunity to sell properties and real estate-related investments.
Interest income
Interest income for the nine months ended September 30, 2021, was $252,450 compared to $553,011 for the nine months ended September 30, 2020. Interest income consisted of interest earned on our cash, cash equivalents and restricted cash deposits. In general, we expect interest income to fluctuate with the change in our cash, cash equivalents and restricted cash deposits.

PART I — FINANCIAL INFORMATION (continued)

Insurance proceeds in excess of losses incurred
Insurance proceeds in excess of losses incurred for the nine months ended September 30, 2021, was $511,291 compared to $236,754 for the nine months ended September 30, 2020. In general, we expect insurance proceeds in excess of losses incurred to be correlated to the volume and severity of insurance related incidents at our multifamily properties.
Equity in loss from unconsolidated joint venture
Equity in loss from unconsolidated joint venture for the nine months ended September 30, 2021, was $0 compared to $3,020,111 for the nine months ended September 30, 2020. Upon consummation of the SIR Merger on March 6, 2020, we acquired a 10% interest in a joint venture. Our investment in the joint venture had been accounted for as an unconsolidated joint venture under the equity method of accounting. On July 16, 2020, we sold our joint venture interest. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated financial statements in this Quarterly Report for details.
Fees and other income from affiliates
Fees and other income from affiliates for the nine months ended September 30, 2021, was $4,651,364 compared to $390,099 for the nine months ended September 30, 2020. The increase of $4,261,265 was solely due to income earned pursuant to the SRI Property Management Agreements and Construction Management Agreements with affiliates of our former sponsor and the Transition Services Agreement entered into in connection with the Internalization Transaction. See Note 10 (Related Party Arrangements) to our consolidated financial statements in this Quarterly Report for details.
Loss on debt extinguishment
Loss on debt extinguishment for the nine months ended September 30, 2021, was $0 compared to $621,451 for the nine months ended September 30, 2020. The expenses incurred during the nine months ended September 30, 2020 consisted of prepayment penalty and the expenses of the unamortized deferred financing costs related to the repayment and extinguishment of the debt in connection with the sale of one multifamily property during the nine months ended September 30, 2020. The loss on debt extinguishment will vary in future periods if we repay the remaining outstanding principal prior to the scheduled maturity dates of the notes payable.
Property Operations for the Three Months Ended September 30, 2021, Compared to the Three Months Ended September 30, 2020
For purposes of evaluating comparative operating performance, we categorize our properties as “same-store” or “non-same-store.” A “same-store” property is a property that was owned at July 1, 2020. A “non-same-store” property is a property that was acquired, placed into service or disposed of after July 1, 2020. As of September 30, 2021, 68 of our properties were categorized as same-store properties.
The following table presents the same-store results from operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021	2020	Change $	Change %
Same-store properties:
Revenues	$87,552,950	$81,765,498	$5,787,452	7.1%
Operating expenses(1)	34,426,783	36,136,366	(1,709,583)	(4.7)%
Net operating income	53,126,167	45,629,132	7,497,035	16.4%

Non-same-store properties:
Net operating income	1,577,546	889,889	687,657

Total Net operating income(2)	$54,703,713	$46,519,021	$8,184,692
________________
(1)Same-store operating expenses include operating, maintenance and management expenses, real estate taxes and insurance, certain fees to affiliates and property-level general and administrative expenses.

PART I — FINANCIAL INFORMATION (continued)

(2)See “—Net Operating Income” below for a reconciliation of NOI to net loss.
Net Operating Income
Same-store net operating income for the three months ended September 30, 2021, was $53,126,167 compared to $45,629,132 for the three months ended September 30, 2020. The 16.4% increase in same-store net operating income was a result of a 7.1% increase in same-store rental revenues and a 4.7% decrease in same-store operating expenses.
Revenues
Same-store revenues for the three months ended September 30, 2021, were $87,552,950 compared to $81,765,498 for the three months ended September 30, 2020. The 7.1% increase in same-store revenues was primarily a result of an increase in same-store occupancy from 95.9% as of September 30, 2020, to 96.6% as of September 30, 2021 and increases in average monthly rents from $1,174 as of September 30, 2020 to $1,232 as of September 30, 2021.
Operating Expenses
Same-store operating expenses for the three months ended September 30, 2021, were $34,426,783 compared to $36,136,366 for the three months ended September 30, 2020. The decrease in same-store operating expenses was primarily attributable to a decrease in property management fees as a result of the Internalization Transaction in addition to a decrease in real estate taxes as a result of successful challenges to assessed property values and a decrease in property related general and administrative expenses, partially offset by increases in insurance and repairs and maintenance costs during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
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

PART I — FINANCIAL INFORMATION (continued)

Operations” regarding the components of net income (loss) that are eliminated in the calculation of NOI. Other companies may use different methods for calculating NOI or similarly entitled measures and, accordingly, our NOI may not be comparable to similarly entitled measures reported by other companies that do not define the measure exactly as we do.
The following is a reconciliation of our NOI to net loss for the three and nine months ended September 30, 2021 and 2020 computed in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,646,149)	$(37,758,065)	$(40,156,623)	$(100,500,501)
Fees to affiliates(1)	—	5,648,468	—	21,143,650
Depreciation and amortization	34,051,286	47,564,706	101,203,302	129,596,268
Interest expense	20,279,374	20,628,159	60,174,405	54,734,431
Loss on debt extinguishment	—	621,451	—	621,451
General and administrative expenses	14,066,611	11,705,698	37,128,402	19,408,854
Gain on sale of real estate	—	(1,392,434)	—	(12,777,033)
Other gains(2)	(425,313)	(277,837)	(763,741)	(789,765)
Adjustments for investment in unconsolidated joint venture(3)	—	163,001	—	1,816,220
Other-than-temporary impairment of investment in unconsolidated joint venture(4)	—	—	—	2,442,411
Impairment of real estate(5)	—	—	—	5,039,937
Fees and other income from affiliates(6)	(1,622,096)	(390,099)	(4,651,364)	(390,099)
Affiliated rental revenue(7)	—	5,973	5,916	5,973
Net operating income	$54,703,713	$46,519,021	$152,940,297	$120,351,797
_______________
(1)        Fees to affiliates for the three and nine months ended September 30, 2021, exclude property management fees of $4,158 and $12,708, respectively, that are included in NOI. Fees to affiliates for the three and nine months ended September 30, 2020, exclude property management fees of $1,618,611 and $5,484,468 and other reimbursements of $1,182,636 and $3,958,226, respectively, that are included in NOI.
(2)    Other gains for the three and nine months ended September 30, 2021 and 2020, include non-recurring insurance claim recoveries and interest income that are not included in NOI.
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
(4) Reflects adjustment to add back an other-than-temporary impairment of $2,442,411 in the nine months ended September 30, 2020 related to our investment in BREIT Steadfast MF JV LP (our “Joint Venture”). See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated unaudited financial statements in this Quarterly Report for details.
(5) Reflects adjustments to add back impairment charges in the nine months ended September 30, 2020 related to our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values.
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

PART I — FINANCIAL INFORMATION (continued)

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

PART I — FINANCIAL INFORMATION (continued)

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net loss to MFFO:
Net loss	$(11,646,149)	$(37,758,065)	$(40,156,623)	$(100,500,501)
Depreciation of real estate assets	33,320,641	33,055,972	99,073,405	89,122,949
Amortization of lease-related costs(1)	572,331	14,431,485	1,523,041	40,392,592
Gain on sale of real estate, net	—	(1,392,434)	—	(12,777,033)
Impairment of real estate(2)	—	—	—	5,039,937
Impairment of unconsolidated joint venture(3)	—	—	—	2,442,411
Adjustments for investment in unconsolidated joint venture(4)	—	93,562	—	1,272,904
FFO	22,246,823	8,430,520	60,439,823	24,993,259
Acquisition fees and expenses(5)(6)	3,363,088	6,137,923	4,226,522	7,495,352
Unrealized loss on derivative instruments	40,902	29,093	39,699	56,287
Loss on debt extinguishment	—	621,451	—	621,451
Amortization of below market leases	(1,671)	(1,671)	(5,014)	(4,265)
MFFO	$25,649,142	$15,217,316	$64,701,030	$33,162,084

PART I — FINANCIAL INFORMATION (continued)

________________
(1)Amortization of lease-related costs for the three and nine months ended September 30, 2021 and 2020, exclude amortization of operating lease ROU assets of $3,367 and $10,101 and $3,367 and $6,845, respectively, and exclude the amortization of Property Management Agreements acquired in connection with the Internalization Transaction of $138,890 and $552,512 and $71,392 and $71,392, respectively, that are included in FFO.
(2)Reflects adjustments to add back impairment charges in the nine months ended September 30, 2020 related to our efforts to actively market two multifamily properties for sale at disposition prices that were less than their carrying values during the nine months ended September 30, 2020.
(3)Reflects adjustments to add back impairment charges in the nine months ended September 30, 2020 related to our investment in our Joint Venture. See Note 5 (Investment in Unconsolidated Joint Venture) to our consolidated unaudited financial statements in this Quarterly Report for details.
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
(6)Acquisition fees and expenses for the three and nine months ended September 30, 2021 and 2020 include acquisition expenses of $3,363,088 and $4,226,522 and $6,137,923 and $7,495,352, respectively, which did not meet the criteria for capitalization under ASC 805, and were recorded in general and administrative expenses in the accompanying consolidated statements of operations. These expenses largely pertained to professional services fees incurred in connection with the ongoing pursuit of strategic alternatives and the acquisition expenses related to real estate projects which did not come to fruition.
FFO and MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Related-Party Transactions and Agreements
We have entered into agreements with our Former Sponsor and its affiliates, including in connection with the Internalization Transaction. Prior to the Internalization Transaction, we paid certain fees to, or reimbursed certain expenses of, paid other consideration for the performance of services provided to our Former Advisor or its affiliates for acquisition and advisory fees and expenses, financing coordination fees, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 10 (Related Party Arrangements) to the consolidated financial statements included in this Quarterly Report for a discussion of the various related-party transactions, agreements and fees.
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

PART I — FINANCIAL INFORMATION (continued)

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2021, the fair value of our fixed rate debt was $1,951,113,474 and the carrying value of our fixed rate debt was $1,851,126,751. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2021. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on our variable rate debt will change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums will result in changes in the fair value of floating rate instruments. At September 30, 2021, the fair value of our variable rate debt was $279,635,713 and the carrying value of our variable rate debt was $284,115,373. Based on interest rates as of September 30, 2021, if interest rates are 100 basis points higher during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase by $2,911,995 and if interest rates are 100 basis points lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would decrease by $2,324,317.
At September 30, 2021, the weighted-average interest rate of our fixed rate debt and variable rate debt was 3.95% and 2.08%, respectively. The weighted-average interest rate of our blended fixed and variable rates was 3.70% at September 30, 2021. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2021 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2021, where applicable.
We may also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. As of September 30, 2021, we did not have counterparty risk on our interest rate cap agreements as the underlying variable rates for each of our interest rate cap agreements as of September 30, 2021 were not in excess of the capped rates. See also Note 14 (Derivative Financial Instruments) to our unaudited consolidated financial statements included in this Quarterly Report.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021, was conducted under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
PART II
Item 1. Legal Proceedings
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Except as described below, management is not aware of any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government agencies.
On October 18, 2021, and October 21, 2021, the Company and each member of the board of directors was named as a defendant in two separate complaints filed in the United States District Court Central District of California Southern Division and in the United States District Court Southern District of New York, (the “Complaints”), respectively. Each Complaint, filed on behalf of someone claiming to be a stockholder of the Company, accuses the defendants of certain violations of Section 14(a) of the Securities Exchange Act of 1934 in connection with the proxy statement mailed to our stockholders soliciting proxies for the IRT Merger. We disagree with the allegations and intend to vigorously defend the Company and its directors.
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
Consummation of the IRT Mergers is subject to certain conditions, including: (1) the receipt of required approvals from the Company’s common stockholders and from IRT’s common stockholders, (2) the authorization for listing of the shares of IRT common stock to be issued in the IRT Mergers or reserved for issuance in connection therewith on the New York Stock Exchange, (3) the absence of any order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the IRT Mergers or any law that makes the consummation of the IRT Mergers illegal, (4) the accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications, (5) material compliance with each party’s covenants and (6) the receipt by each of the Company and IRT of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, and of an opinion as to the qualification of the Company and IRT, respectively, as a REIT under the Internal Revenue Code and (7) the receipt of the Company and IRT of certain lender consents.
The Company cannot provide assurance that the conditions to consummation of the IRT Mergers will be satisfied or waived, and accordingly, that the IRT Mergers will be consummated on the terms or timeline that the parties anticipate, or at all. The Company or IRT may terminate the IRT Merger Agreement under certain circumstances, including, among other reasons, if the IRT Mergers are not consummated by January 31, 2022.
Failure to consummate the IRT Mergers may adversely affect the the Company’s results of operations, financial condition and business prospects for many reasons, including, among others:

PART II — OTHER INFORMATION (continued)
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
•the IRT Mergers, whether or not they close, will divert the attention of the management of the Company instead of enabling them to more fully pursue other opportunities that could be beneficial to the Company, without realizing any of the benefits of having consummated the IRT Mergers or the other transactions contemplated by the IRT Merger Agreement; and
•any reputational harm due to the adverse perception of any failure to successfully consummate the IRT Mergers. In addition, if the IRT Merger Agreement is terminated under certain circumstances specified therein, the Company may be required to pay IRT a $74 million termination fee and expense reimbursement of up to $10 million; provided, however, any termination fee payable will be deducted by the expense reimbursement amount.
The Exchange Ratio is fixed and will not be adjusted in the event of any change in the price of IRT’s common stock or in the relative values of the Company and IRT.
At the effective time of the Company Merger, each issued and outstanding share of STAR common stock will be converted into the right to receive 0.905 newly issued shares of IRT common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares. At the effective time of the Partnership Merger, each issued and outstanding unit of Operating Partnership interest will be converted into the right to receive 0.905 common units of IRT OP. The Exchange Ratio is fixed and will not be adjusted for changes in the market price of IRT common stock or in the relative values of the Company and IRT. The price of IRT common stock at the closing of the IRT Mergers may vary from its price on July 26, 2021, the date the IRT Merger Agreement was executed. Changes in IRT’s common stock price prior to consummation of the IRT Mergers will affect the market value of the merger consideration, which may be more or less than the fair value of the Company’s net assets on the closing date. Changes in IRT’s common stock price may result from a variety of factors (many of which are beyond the control of the Company and IRT), including the following factors:
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
In connection with the pending IRT Mergers, current and prospective employees of the Company and IRT may experience uncertainty about their future roles with IRT following the IRT Mergers, which may materially adversely affect the ability of each of the Company and IRT to attract and retain key personnel during the pendency of the IRT Mergers. In addition, due to operating covenants in the IRT Merger Agreement, each of the Company and IRT may be unable (without the other party’s prior written consent), during the pendency of the IRT Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, some current or prospective tenants, operators or vendors of each of the Company and IRT may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company and IRT, regardless of whether the IRT Mergers are consummated.
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

PART II — OTHER INFORMATION (continued)
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
The IRT Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company from making a favorable proposal, and, in specified circumstances, could require the Company to make a substantial termination payment to IRT.
The IRT Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of each of the Company and IRT to initiate, solicit, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share sale, share exchange, asset sale, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving any purchase or sale of 20% or more of the consolidated assets of the Company or IRT. In addition, either the Company or IRT generally has an opportunity to offer to modify the terms of the IRT Merger Agreement in response to any competing “acquisition proposal” that may be made to the other party before the board of directors of such other party may withdraw or modify its recommendation in response to such competing acquisition proposal or may terminate the IRT Merger Agreement to enter into such a competing acquisition proposal. In some circumstances, on termination of the IRT Merger Agreement, one of the parties may be required to pay a substantial termination fee ($74 million if the fee is payable by the Company to the IRT parties and $74 million if the fee is payable by IRT to the STAR parties), and expense reimbursement of up to $10 million; provided, however, any termination fee payable will be reduced by the expense reimbursement amount paid, if any.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher value than the value expected to be received by the Company through the IRT Mergers, or might result in a potential competing acquiror proposing to pay a lower price for the Company than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the IRT Merger Agreement.
If the IRT Merger Agreement is terminated and after the termination the Company seeks another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the IRT Merger Agreement.
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

PART II — OTHER INFORMATION (continued)
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
An adverse outcome in any litigation or other legal proceedings relating to the IRT Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of the Company and IRT and their ability to consummate the transactions contemplated by the IRT Merger Agreement.
Transactions similar to the IRT Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either parties’ board of directors breached their respective duties to their stockholders or other equity holders by entering into a merger agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. If litigation or other legal proceedings are brought against the Company, IRT or their respective boards of directors or subsidiaries in connection with the IRT Merger Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against such actions but they may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense, even if successful, could have a material adverse effect on the Company’s or IRT’s ability to consummate the IRT Mergers or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
Directors and executive officers of the Company have interests in the IRT Mergers that are different from, or in addition to, the interests of the Company’s other stockholders.
Directors and executive officers of the Company have interests in the IRT Mergers that are different from, or in addition to, the interests of the Company’s other stockholders generally. These interests include, among others: severance payments under their employment agreements if their employment is terminated in a qualifying termination following closing of the IRT Mergers; certain of the unvested restricted shares of STAR common stock held by the Company’s directors and executive officers will vest upon closing of the IRT Mergers; and rights to ongoing indemnification and insurance coverage by IRT as the surviving company for acts or omissions occurring prior to the IRT Mergers. The Company’s board of directors was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the IRT Merger Agreement and the IRT Mergers, and to recommend the approval of the IRT Merger Agreement to the Company’s stockholders. These interests, among other things, may have influenced the directors and executive officers of the Company to support or approve the IRT Mergers.
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

PART II — OTHER INFORMATION (continued)
Risks Relating to the Combined Company Following the IRT Mergers
The combined company expects to incur substantial expenses related to the IRT Mergers and the transactions contemplated by the IRT Merger Agreement.
The combined company expects to incur substantial expenses in consummating the IRT Mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of the Company and IRT. There are a large number of systems that must be integrated or separated in connection with the IRT Mergers, and the other transactions contemplated by the IRT Merger Agreement, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While the Company and IRT have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the IRT Mergers and the transactions contemplated by the IRT Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the IRT Mergers, the combined company may be unable to integrate the businesses of the Company and IRT successfully or realize the anticipated synergies and related benefits of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement or do so within the anticipated time frame.
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
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the IRT Mergers and the transactions contemplated by the IRT Merger Agreement; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by consummating the IRT Mergers and integrating the Company’s and IRT’s operations into the combined company.
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
Upon consummation of the IRT Mergers, the combined company intends to assume and/or refinance certain indebtedness of the Company and the Operating Partnership and, as a result, IRT’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that IRT’s cash flows could be insufficient to meet required payments on its indebtedness or to continue to pay dividends on its common stock. On September 30, 2021, IRT had consolidated indebtedness of approximately $1.02 billion. On September 30, 2021, the Company had

PART II — OTHER INFORMATION (continued)
consolidated indebtedness of approximately $2.14 billion. Taking into account IRT’s consolidated indebtedness as of September 30, 2021, and the assumption, in the IRT Mergers, of the Company’s consolidated indebtedness at fair value as of September 30, 2021, the pro forma total consolidated indebtedness of the combined company, as of September 30, 2021, would have been approximately $3.25 billion if the IRT Mergers had been consummated on September 30, 2021.
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
Key employees of the Company or IRT may depart either before or after the IRT Mergers because of issues relating to the uncertainty and difficulty of integration or separation or a desire not to remain with the combined company following the IRT Mergers. Accordingly, no assurance can be given that the combined company, following the IRT Mergers and the transactions contemplated by the IRT Merger Agreement, will be able to retain key employees to the same extent as in the past.
The future results of the combined company will suffer if the combined company does not effectively manage its operations following the IRT Mergers and the transactions contemplated by the IRT Merger Agreement.
Following the IRT Mergers, the combined company may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities,

PART II — OTHER INFORMATION (continued)
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

PART II — OTHER INFORMATION (continued)
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
The closing of the IRT Mergers is conditioned on receipt by IRT of an opinion from Morrison & Foerster LLP to the effect that, for all taxable years commencing with the Company’s taxable year ended December 31, 2014 and through the Company Merger effective time, the Company has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and receipt by the Company of an opinion from Troutman Pepper Hamilton Sanders LLP to the effect that, for all taxable years commencing with IRT’s taxable year ended December 31, 2011, IRT has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and its proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code for its taxable year that includes the Company Merger effective time and future taxable years. The foregoing REIT opinions, however, will be based on the factual representations provided by the Company and IRT to counsel and limited by the assumptions set forth therein, and are not a guarantee that the Company or IRT, in fact, has qualified, or, in the case of IRT, will continue to qualify as a REIT, nor are such opinions binding on the IRS. Moreover, as noted above, neither the Company nor IRT has requested or plans to request a ruling from the IRS that it qualifies as a REIT.
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

PART II — OTHER INFORMATION (continued)
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
The Company and IRT intend the Company Merger to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. Although the IRS will not provide a ruling on the matter, the Company and IRT will, as a condition to closing, each obtain an opinion from their respective legal counsel that the Company Merger will constitute a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. These opinions do not bind the IRS or prevent the IRS from adopting a contrary position. If the Company Merger fails to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code, then each of the Company’s stockholder generally would recognize gain or loss for U.S. federal income tax purposes on each share of STAR common stock surrendered in an amount equal to the difference between the fair market value of the merger consideration received in exchange for that share upon completion of the Company Merger and the stockholder’s adjusted tax basis in that share.
Risks Relating to an Investment in IRT Common Stock
The market price of IRT common stock may decline as a result of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement.
The market price of IRT common stock may decline as a result of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement if, among other things, the combined company does not achieve the perceived benefits of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement or the effect of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement on the combined company’s results of operations or financial condition is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the IRT Mergers and the transactions contemplated by the IRT Merger Agreement, IRT stockholders will own interests in the combined company, which will operate an expanded business with a different mix of properties, risks and liabilities. Stockholders of IRT may not wish to continue to invest in the combined company, or may wish to dispose of some or all of their shares of IRT common stock. If, following the effective time of the IRT Mergers or while the IRT Mergers are pending, large amounts of IRT common stock are sold, the market price of IRT common stock could decline, perhaps substantially.
Following the IRT Mergers and the transactions contemplated by the IRT Merger Agreement, the combined company may not continue to pay dividends at the rate or frequency currently paid by the Company or IRT.
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

PART II — OTHER INFORMATION (continued)
Other Risks
Following the IRT Mergers, the market price and trading volume of IRT common stock may be volatile.
The United States stock markets, including the NYSE, on which the IRT common stock is and, after the IRT Mergers, will continue to be listed under the symbol “IRT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of IRT common stock is likely to be similarly volatile, and investors in shares of IRT common stock may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to IRT’s operating performance or prospects. IRT cannot assure you that the market price of shares of IRT’s common stock will not fluctuate or decline significantly in the future.
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

PART II — OTHER INFORMATION (continued)
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
The Company and IRT face other risks.
The risks listed above are not exhaustive, and you should be aware that, prior to and following the IRT Mergers and the transactions contemplated by the IRT Merger Agreement, the Company and IRT will face various other risks, including those discussed in reports filed by the Company and IRT with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 13, 2021, we granted 4,923.15 shares of restricted stock to each of our five independent directors pursuant to our independent directors’ compensation plan as compensation for services in connection with their re-election to the board of directors at our annual meeting of stockholders. The shares of restricted stock issued pursuant to our independent directors’ compensation plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
In connection with the approval of the IRT Mergers, on July 26, 2021, we announced that our board of directors, including all of our independent directors, voted to terminate the Amended & Restated SRP as of the effective time of the Company Merger. Our board of directors, including all of our independent directors, also voted to indefinitely suspend the Amended & Restated SRP effective as of the 30th day after notice was provided to stockholders. In addition, as a result of the suspension of the Amended & Restated SRP, we will not process or accept any requests for redemption received after July 26, 2021.
During the three months ended September 30, 2021, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase plan as follows:

	Total Number of Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share(2)(3)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2021	—	186,884	$14.46	(4)
August 2021	—	1,621	14.46	(4)
September 2021	—	7,122	14.46	(4)
	—	195,627

PART II — OTHER INFORMATION (continued)
________________
(1) We generally repurchased shares approximately 30 days following the end of the applicable quarter in which requests                      were received. As of September 30, 2021, we had no shares of outstanding and unfulfilled repurchase requests as a result of the termination of the Amended & Restated SRP.
(2) We repurchased shares at prices determined as follows: 93% of the most recently disclosed estimated value per share regardless of the holding period.
(3) From inception through September 30, 2021, our share repurchases were funded exclusively from the net proceeds we received from the sale of shares under our distribution reinvestment plan.
(4) We are not obligated to repurchase shares of our common stock under the share repurchase plan. In no event will repurchases under the share repurchase plan exceed 5% of the weighted average number of shares of common stock outstanding during the prior calendar year or the $3,000,000 limit for any quarter. As a result of the suspension of the Amended & Restated SRP, we will not process or accept any requests for redemption received after July 26, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

PART II — OTHER INFORMATION (continued)
Item 6.   Exhibits
EXHIBIT LIST

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2021, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, IRSTAR Sub, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. (included as Exhibit 2.1 to the Registrants Current Report on Form 8-K (file No. 000-55428) filed with the SEC on July 26, 2021).***

3.1
Articles of Amendment and Restatement of Steadfast Apartment REIT, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed December 16, 2013, Commission File No. 333-191049).

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

10.1
Indemnity Letter, dated as of July 26, 2021, by and among Steadfast REIT Investments, Inc., Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No.000-55428) filed with the SEC on July 26, 2021).

10.2
Amendment No. 2 to Employment Agreement, dated as of July 26, 2021, by and between Ella S. Neyland, STAR REIT Services, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. (included as Exhibit 10.2 to the Registrants Current Report on Form 8-K (File No.000-55428) filed with the SEC on July 26, 2021)

10.3
Amendment No. 3 to Transition Services Agreement, dated as of September 24, 2021, by and between Steadfast Investment Properties, Inc. and Steadfast Apartment REIT, Inc. (included as Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No.000-55428) filed with the SEC on September 27, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
______________

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. IRT agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steadfast Apartment REIT, Inc.

Date:	October 27, 2021	By:	/s/ Rodney F. Emery
Rodney F. Emery
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	October 27, 2021	By:	/s/ Ella S. Neyland
Ella S. Neyland
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)